Form 10-K
period 2001-12-31
ALDERWOODS GROUP INC
filed 2002-03-28
CIK 927914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

(MARK ONE)

   /X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                        OR
   / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from       to

                        COMMISSION FILE NUMBER 000-33277

                           --------------------------

                             ALDERWOODS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                         ------------------------------

                          DELAWARE                                                  52-1522627
      (State or other jurisdiction of incorporation or                 (I.R.S. Employer Identification No.)
                        organization)

        311 ELM STREET, SUITE 1000, CINCINNATI, OHIO                                  45202
          (Address of principal executive offices)                                  (Zip Code)

        Registrant's telephone number, including area code: 513-768-7400

          Securities registered pursuant to Section 12(b) of the Act:

                       NONE                                                NONE
              (Title of each class)                    (Name of each exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)

                       WARRANTS TO PURCHASE COMMON STOCK
                                (Title of class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Common Stock and Warrants to purchase Common Stock held by non-affiliates of the registrant (assuming that the registrant's only affiliates are its officers and directors), based on their closing prices on the Nasdaq Stock Market on February 28, 2002 was $521,153,000 and $7,031,000, respectively.

                           --------------------------

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

                           --------------------------

    At February 28, 2002, there were 39,899,089 shares of Common Stock outstanding and Warrants to purchase 2,992,000 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
GENERAL INFORMATION.................................................................         1

        ITEM
       NUMBER
---------------------
                                            PART I
1.                      BUSINESS....................................................         2

2.                      PROPERTIES..................................................         7

3.                      LEGAL PROCEEDINGS...........................................         8

4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.........         9

                                           PART II
5.                      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS.........................................        10

6.                      SELECTED FINANCIAL DATA.....................................        11

7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS...................................        14

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF ALDERWOODS GROUP....        14

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF PREDECESSOR.........        21

                        FORWARD-LOOKING STATEMENTS AND RISK FACTORS.................        28

7A.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        RISK........................................................        33

8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................        34

9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                        AND FINANCIAL DISCLOSURE....................................       101

                                           PART III
10.                     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........       101

11.                     EXECUTIVE COMPENSATION......................................       104

12.                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT..................................................       110

13.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............       111

                                           PART IV

14.                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                        FORM 8-K....................................................       112

                              GENERAL INFORMATION

    Unless the context otherwise requires (a) "Alderwoods Group" refers to Alderwoods Group, Inc., a Delaware corporation, (b) "Loewen Group" or the "Predecessor" refers to The Loewen Group Inc., a British Columbia corporation,
(c) "Loewen International" refers to Loewen Group International, Inc., (a Delaware corporation and a wholly-owned subsidiary of Loewen Group which, on January 2, 2002, was reorganized and renamed Alderwoods Group, Inc. and thereupon ceased to be affiliated with Loewen Group), (d) the "Company" refers to Alderwoods Group together with its subsidiaries and associated companies,
(e) "Debtors" refers to, collectively, Loewen Group, Loewen International and their debtor subsidiaries, and (f) "Loewen Companies" refers to Loewen Group, Loewen International and their subsidiaries.

    All dollar amounts are in United States dollars ("U.S.$" or "$") unless otherwise indicated. References to "Cdn.$" are to Canadian dollars.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    Alderwoods Group, Inc. is the second largest operator of funeral homes and cemeteries in North America. As of February 23, 2002, the Company operated 818 funeral homes, 204 cemeteries and 65 combination funeral homes and cemeteries throughout North America and 31 funeral homes in the United Kingdom. The Company provides funeral and cemetery services and products on both an at-need basis (time of death) and pre-need basis. In support of its pre-need business, the Company operates insurance subsidiaries that provide customers with a funding mechanism for the pre-arrangement of funerals.

    Loewen International (incorporated in Delaware on February 25, 1987), as reorganized and renamed Alderwoods Group, Inc., succeeded to the business previously conducted by Loewen Group on January 2, 2002 (the "Effective Date"). Alderwoods Group is a holding company owning, directly or indirectly, the capital stock of approximately 300 subsidiaries through which the funeral and cemetery businesses are operated. The principal executive office of the Company is located at 311 Elm Street, Suite 1000, Cincinnati, Ohio 45202.

BASIS OF ACCOUNTING

    Alderwoods Group succeeded to substantially all of the assets and operations of Loewen Group on the Effective Date, and continues to operate the businesses previously conducted by the Loewen Companies. For financial reporting purposes, the effective date of the reorganization was December 31, 2001, because United States generally accepted accounting principles ("GAAP") require that the financial statements reflect fresh start reporting as of the confirmation date or as of a later date when all material conditions precedent to the Plan becoming binding are resolved.

    Certain consolidated financial and other information concerning the Predecessor may be of limited interest to stockholders of the Company and has been included in this Form 10-K. However, due to the significant changes in the financial structure of the Company, the application of "fresh start" reporting as explained in Note 2 to the Company's consolidated balance sheet as at December 31, 2001 (the "Consolidated Balance Sheet") as a result of the confirmation and implementation of the plan of reorganization described below and changes in accounting policies adopted by the Company, the consolidated financial and other information of the Company issued subsequent to implementation of the plan of reorganization are not comparable with the consolidated financial information and other information issued by the Predecessor prior to implementation of the plan of reorganization. Furthermore, Loewen Group had implemented an asset disposition program to dispose of properties that did not fit into Loewen's strategic plans. As a result of these sales, a significant reduction in future funeral and cemetery revenues is anticipated. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Management's Discussion and Analysis of Alderwoods Group -- Anticipated Effects of Dispositions and Consummation of the Plan."

    The Company's accounting information contained in this Form 10-K is presented on the basis of U.S. GAAP. Historically, the Predecessor's consolidated financial statements were presented in accordance with Canadian GAAP, and material differences between Canadian GAAP and U.S. GAAP were explained in a note to the Predecessor's consolidated financial statements. In addition, the Predecessor had not previously fully implemented the United States Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as a result of the Predecessor's ongoing reorganization proceedings. The Predecessor's historical financial information and the consolidated financial statements included in this Form 10-K have been restated to the full extent necessary to comply with U.S. GAAP and the implementation of SAB 101, effective January 1, 2000.

BUSINESS OPERATIONS

    The Company's core operations consist of the funeral and cemetery activities of its operating subsidiaries. The Company's operations also include an insurance business in support of the core operations. The Company maintains a regional operations management structure for the funeral and cemetery business that is organized into multiple geographic regions in the United States, Canada and the United Kingdom. For certain financial information by segment and geographic area, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Management's Discussion and Analysis of Predecessor," Note 14 to the Company's Consolidated Balance Sheet and Note 15 to the Predecessor's Consolidated Financial Statements.

    The Company is aggressively pursuing a business plan designed to provide a stable platform for future growth. The key components of the business plan are to increase revenues, reduce operating costs, upgrade information systems, build marketing and research capabilities and generate positive cash flow. Revenue increasing initiatives include increased funeral home volume and direct cremations, upgraded cremation services and merchandise options, and increased at-need cemetery business through cross-referrals. Operating cost reduction initiatives include restructured location management, increased efficiency through allocation of local resources and centralized purchasing plans.

FUNERAL OPERATIONS

    The Company's funeral operations encompass making funeral, cemetery and cremation arrangements on an at-need or pre-need basis. The Company's funeral operations offer a full range of funeral services, including the collection of remains, registration of death, professional embalming, use of funeral home facilities, sale of caskets and other merchandise and transportation to a place of worship, funeral chapel, cemetery or crematorium.

    Substantially all of the Company's funeral homes provide basic cremation services through Company owned or third party crematories, and the Company has proprietary programs designed to provide a full range of merchandise and services to families choosing cremation. In 2001, cremations accounted for approximately 34% of all funeral services performed by the Loewen Companies compared to approximately 33% in 2000. As a percentage of all funeral services in the United States, cremations have been increasing by approximately 1% annually over the past five years and, in 2000, accounted for approximately 26% of all funeral services performed in the United States.

    Funeral operations constituted approximately 62% of consolidated revenue of the Loewen Companies for 2001 consistent with 2000. Amounts paid for funeral services are recorded as revenue at the time the service is performed. Payments made for pre-need funeral contracts are either placed in trust or are used on behalf of the purchaser of the pre-need contract to pay premiums on life insurance polices, under which the Company is designated as the beneficiary. At the date of performing a pre-need funeral service, the original contract amount, together with related accrued earnings from trust and increased insurance benefits, is recorded as funeral revenue.

CEMETERY OPERATIONS

    The Company's cemetery operations assist families in making burial arrangements and offer a complete line of cemetery products (including a selection of burial spaces, burial vaults, lawn crypts, caskets, memorials, niches and mausoleum crypts), the opening and closing of graves and cremation services.

    Cemetery operations constituted approximately 25% of consolidated revenue of the Loewen Companies for 2001 and approximately 28% for 2000. Provided certain collectibility criteria are met, pre-need cemetery interment right sales of developed cemetery property are deferred until a minimum percentage of the sales price has been collected, while pre-need cemetery interment right sales of undeveloped cemetery property are deferred until the cemetery property is developed and a minimum percentage of the sales price has been collected. Pre-need sales of cemetery merchandise or services are deferred until the delivery or performance of such merchandise or services occurs.

    Pursuant to various state and provincial laws, a portion of the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trusts, which are included in pre-need cemetery contracts in the Company's consolidated balance sheet. Earnings on merchandise and services trust funds are recognized when the revenue of the associated merchandise or service is recognized. Selling costs related to the sale of pre-need merchandise and services are expensed in the period incurred.

    The Company provides for the long-term maintenance of its cemetery properties by placing a portion, typically 10% to 15%, of the proceeds from the sale of interment rights into a perpetual care trust fund. The income from these funds is used to offset the maintenance costs of operating the cemeteries. At December 31, 2001, the cemeteries had approximately $259 million in perpetual care trust funds, compared to $258 million at December 31, 2000, which are not reflected on the consolidated balance sheet because the principal is required to stay in trust in perpetuity.

INSURANCE OPERATIONS

    The Company operates several insurance subsidiaries licensed in a total of 29 jurisdictions. These insurance subsidiaries sell a variety of life insurance products, primarily for the funding of pre-need funerals. Insurance operations constituted approximately 13% of consolidated revenue of the Loewen Companies for 2001, as compared to approximately 10% for 2000.

COMPETITION

    The funeral service industry in North America is highly fragmented, consisting primarily of small, family-owned businesses. Competition generally arises among local funeral homes and cemeteries for at-need and pre-need business. The market share of a single funeral home or cemetery in any community is often a function of the name, reputation and location of that funeral home or cemetery. Gains or losses in market share within a community are usually realized over a period of time.

    The Company also faces similar competitive elements from large, publicly-traded funeral service companies, as well as non-public regional consolidators in certain markets.

REGULATION

    The funeral service and cemetery industry is regulated primarily on a state and provincial basis with a vast majority of jurisdictions requiring licensing and supervision of individuals who provide funeral-related services. Most jurisdictions also regulate the sale of pre-need services and the administration of any resulting trusts or insurance contracts. The laws and regulations are complex, subject to interpretation by regulators, and vary from jurisdiction to jurisdiction. Non-compliance with these regulations can result in fines or suspension of licenses required to sell pre-need services and merchandise. In addition, concerns regarding lack of competition have led a few jurisdictions to enact legislation restricting the common ownership of funeral homes, cemeteries and related operations within a specific geographic region.

    The Company's operations in the United States must also comply with federal legislation, including the laws administered by the Occupational Safety and Health Administration, the Americans with Disabilities Act and the Federal Trade Commission ("FTC") regulations. The FTC administers the Trade Regulation Rule on Funeral Industry Practices, the purpose of which is to prevent unfair or deceptive acts or practices in connection with the provision of funeral goods or services. Certain regulatory requirements also exist in Canada and the United Kingdom.

    The Company's insurance subsidiaries are subject to regulation by the states in which they are domiciled and the states in which their products are sold.

ENVIRONMENTAL RISK

    The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. On a continuing basis, the Company's business practices are designed to assess and evaluate environmental risk and, when necessary, conduct appropriate corrective measures. Liabilities are recorded when known or considered probable and reasonably estimable.

    The Company provides for environmental liabilities using its best estimates. Actual environmental liabilities could differ significantly from these estimates.

EMPLOYEES

    At February 28, 2002, the Company employed approximately 10,000 people, with approximately 560 people employed at the executive and administrative offices in Cincinnati, Ohio, Toronto, Ontario and Burnaby, British Columbia. The Company believes that relationships with these employees are good, but recognizes employees have concerns over the challenges facing the Company, as it operates as a successor to the Loewen Companies. At February 28, 2002, approximately 120 of the Company's employees were members of collective bargaining units.

PREDECESSOR OVERVIEW

    From the inception of Loewen Group in 1985 until the last half of 1998, Loewen Group's business philosophy centered on a growth strategy in the funeral home and cemetery businesses. Loewen Group's primary growth philosophy was to act as a consolidator and, as such, to respond to opportunities offered by independent operators seeking to complete their own ownership "succession planning" by selling their businesses to a larger organization. The greatest number of acquisitions made by Loewen Group involved small- and medium-sized businesses; these businesses, many with annual revenues of less than $1 million, comprised the vast majority of the Loewen Group's operating locations. Most acquisitions made by Loewen Group were funded by debt either
(a) issued to the seller, (b) borrowed from large financial institutions or
(c) raised in the public debt markets. Beginning in 1996, Loewen Group's strategic growth plan began to increase its focus on acquisitions of cemeteries, as distinguished from the earlier emphasis on acquisitions of funeral homes.

    Beginning in the second half of 1998, in light of negative cash flow from its businesses and increasing difficulties in meeting its debt service obligations, Loewen Group virtually ceased its acquisition program. During the last quarter of 1998, Loewen Group began attempting to sell various operations.

    In November 1995, an extraordinary jury award of $500 million (consisting of $100 million in compensatory damages and $400 million in punitive damages) was entered against Loewen Group and certain of its subsidiaries in a state court lawsuit in Hinds County, Mississippi, captioned O'KEEFE V. THE LOEWEN
GROUP INC. This judgment arose from a dispute involving the purchase and sale of businesses having a total value of approximately $6 million. In the lawsuit, the plaintiffs asserted claims based on breach of contract and tort claims, including tortious breach of contract, tortious interference with a contract, breach of covenants of good faith and willful or malicious breach of contract, among others, arising out of the alleged failure of Loewen Group and certain of its subsidiaries to consummate the purchase and sale transaction. Loewen Group and the involved subsidiaries were unable to secure the necessary bond under Mississippi law to stay the enforcement of the judgment pending appeal to the Supreme Court of Mississippi and, facing extreme financial pressure to resolve the lawsuit consensually, entered into a settlement of the lawsuit. The settlement, which provided for consideration valued in the aggregate at approximately $175 million, involved an immediate payment of cash and the issuance of shares of the common stock of Loewen Group and two promissory notes. Alderwoods Group believes that the O'KEEFE litigation had a lasting, damaging effect on the Loewen Companies' acquisition program and their overall financial health by reducing the Loewen Companies' reputation as "friendly" acquirers of businesses, reducing the Loewen Companies' cash resources, diverting management attention from day-to-day operations and causing a reduction in Loewen Group's stock price, thereby adversely affecting its use as an acquisition currency. Alderwoods Group believes that these events and consequences were a significant cause of the voluntary filing of petitions for creditor protection under Chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") as described below.

    Loewen Group's financial difficulties primarily stemmed from a highly burdensome debt load, much of which was incurred in connection with its historical acquisition program, and the poor cash flow characteristics associated with its then-existing cemetery pre-need sales strategy. As of March 31, 1999, Loewen Group's consolidated balance sheet reflected approximately $2.1 billion of long-term debt (of which approximately $742.2 million was due currently) and approximately $48.8 million of other current debt.

    On June 1, 1999 (the "Petition Date"), Loewen Group, approximately 850 United States subsidiaries of Loewen Group (including Loewen International) and one foreign subsidiary of Loewen Group each voluntarily filed a petition for creditor protection under Chapter 11 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Concurrent with the
Chapter 11 filing, Loewen Group and 117 of its Canadian subsidiaries filed for creditor protection under the Companies' Creditors Arrangement Act ("Creditors Arrangement Act") with the Ontario Superior Court of Justice (the "Canadian Court"). Subsequent to the Petition Date, five additional subsidiaries of Loewen Group voluntarily filed petitions for creditor protection and 41 subsidiaries were voluntarily deleted. The Loewen Companies' insurance, United Kingdom and certain funeral and cemetery subsidiaries were excluded from the Chapter 11 and Creditors Arrangement Act filings.

    The Bankruptcy Court confirmed the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., its Parent Corporation and certain of their Debtor Subsidiaries, as modified (the "Plan"), on December 5, 2001, the Canadian Court recognized the Plan on December 7, 2001, and the Plan became effective on January 2, 2002.

    Pursuant to the Plan, the following transactions, among other things, were completed on the Effective Date:

    - Loewen Group, through a series of transactions, transferred to Loewen International all of its assets, excluding only bare legal title to its claims against the United States in the pending arbitration matter ICSID Case No. ARB(AF)/98/3 (the "NAFTA Claims") under the North American Free Trade Agreement ("NAFTA"), and transferred to Loewen International the right to any and all proceeds from the NAFTA Claims; these transactions were structured in light of the jurisdictional and substantive requirements for the maintenance of, and are intended to preserve, the NAFTA Claims; and, following these transactions, Loewen Group ceased to have any employees, meaningful assets or operations;

    - Through a series of subsidiary restructuring transactions, including mergers, consolidations and similar transactions, the number of subsidiaries in the corporate structure was reduced from more than 1,000 to approximately 300;

    - Loewen Group's ownership of Loewen International was cancelled, and Loewen International thereupon ceased to be affiliated with Loewen Group;

    - The 9.45% Cumulative Monthly Income Preferred Securities, Series A issued by Loewen Group Capital, L.P. ("Monthly Income Preferred Securities") and the related obligations were cancelled in exchange for warrants ("Warrants") to purchase 496,800 shares of common stock, par value $0.01 per share, of Alderwoods Group ("Common Stock") at an initial price of $25.76, which Warrants will expire on January 2, 2007;

    - The debt claiming the benefit of the collateral trust agreement dated as of May 15, 1996, among Bankers Trust Company, as trustee, Loewen Group, Loewen International and certain pledgors (the "Collateral Trust Agreement") was cancelled in exchange for a combination of an aggregate cash payment of $131.5 million, 36,728,503 shares of Common Stock and Alderwoods Group's 12 1/4% Senior Notes Due 2009 in the aggregate principal amount of $330 million ("Seven-Year Unsecured Notes"), Alderwoods Group's 12 1/4% Senior Notes Due 2004 in the aggregate principal amount of $49.5 million ("Two-Year Unsecured Notes") and Alderwoods Group's 11% Senior Secured Notes Due 2007 in the aggregate principal amount of $250 million ("Five-Year Secured Notes");

    - Certain claims were settled in exchange for an aggregate cash payment of $2 million and 11,648 shares of Common Stock;

    - Certain unsecured obligations were cancelled in exchange for an aggregate of 2,759,270 shares of Common Stock, Warrants to purchase 2,495,200 shares of Common Stock and all of the interests in a liquidating trust that holds
      (a) five-year warrants of reorganized Prime Successions Holdings, Inc. ("Prime") issued to Loewen Group in Prime's reorganization proceeding and
      (b) an undivided 25% interest in the net proceeds, if any, of the NAFTA Claims;

    - Certain administrative claims were satisfied through the issuance of Alderwoods Group's 12 1/4% Convertible Subordinated Notes Due 2012 in the aggregate principal amount of $24.7 million (the "Convertible Subordinated Notes"), which are convertible, at the holder's option, into Common Stock at an initial conversion rate equal to $17.17 per share and 379,449 shares of Common Stock, which resulted in Alderwoods Group becoming the owner of all of the outstanding common stock of Rose Hills Holdings Corp. ("Rose Hills") which in turn owns 100% of the outstanding common stock of Rose Hills Company, also an SEC registrant;

    - Certain executory contracts and unexpired leases of the Debtor subsidiaries were reinstated and, such indebtedness, together with long-term indebtedness of subsidiaries of the Company that were not Debtors, totaled approximately $45 million;

    - Cash payments in the aggregate amount of $31.6 million were made in respect of certain convenience, priority and other claims;

    - A new board of directors was selected for the Company; and

    - The Company entered into an exit financing facility (the "Exit Financing Revolving Credit Facility") with a maximum availability of $75 million.

ITEM 2.  PROPERTIES

    The Company's properties consist primarily of funeral homes and cemeteries. Of the Company's 849 funeral homes at February 23, 2002, 120 were leased facilities and the balance were owned by the Company. In some cases, the Company has a right of first refusal and an option to purchase its leased premises. Of the funeral homes owned by the Company, 364 funeral homes in the United States were pledged as security for the Exit Financing Revolving Credit Facility and 55 funeral homes were pledged as security for other debt. As of February 23, 2002, there were 689 funeral homes located in the United States, 129 in Canada and 31 in the United Kingdom.

    The Company operated or provided management and sales services pursuant to various management and sales agreements to 204 cemeteries at February 23, 2002, of which the assets of six were pledged as security for debt. The cemeteries operated by the Company at February 23, 2002 contained an aggregate of approximately 14,000 acres of which approximately 61% were developed. As at February 23, 2002, there were 200 cemeteries located in the United States and four in Canada.

    At February 23, 2002, the Company operated 65 combination funeral homes and cemeteries, of which 62 were located in the United States and three in Canada.

    The Company's office in Cincinnati, Ohio occupies approximately 21,000 square feet of leased office space. The Company's office in Toronto, Ontario occupies approximately 19,000 square feet of leased office space. The Company's office in Burnaby, British Columbia occupies approximately 90,000 square feet of leased office space.

    The Company's facilities are well-maintained and kept in good condition, which, management believes, meets the standards required for the Company's nature of business.

ITEM 3.  LEGAL PROCEEDINGS

PROPOSED CIVIL RIGHTS CLASS ACTIONS

    Since July 2000, ten lawsuits have been filed against Security Industrial Insurance Company, subsequently renamed Security Plan Life Insurance Company ("Security Industrial"), a subsidiary of the Company, and various other unrelated insurance companies asserting similar claims and seeking class action certification. The ALEXANDER, BEVERLY, COTHRAN, SMITH and SUTHERLAND cases were filed in July 2000, the FLETCHER, FRANK and PRINCE cases were filed in October 2000, the JACKSON case was filed in November 2000, and the HALL case was filed in February 2001.

    Except as described in this paragraph, the complaints in each of the lawsuits are almost identical. Plaintiffs allege that the defendants sold life insurance products to plaintiffs and other African Americans without disclosing that premiums paid would likely exceed the face value of the policies, and that plaintiffs paid higher premiums than Caucasian policyholders and received proportionately lower death benefits. The plaintiffs sought, among other things, injunctive relief, equitable relief, restitution, disgorgement, increased death benefits, premium refunds (in one case, with interest), costs and attorney fees. In several of the cases, Security Industrial filed a motion to dismiss all claims for failure to state a cause of action and/or for summary judgment.

    In December 2000, nine of the cases were transferred to the Judicial Panel on Multidistrict Litigation (the "MDL Panel") for consolidation for administrative purposes, where they were assigned to Judge Martin L.C. Feldman as IN RE INDUSTRIAL LIFE INSURANCE LITIGATION, MDL No. 1382.

    On January 9, 2002, the Louisiana State Court gave final approval to a class-action settlement with respect to the claims in the ten lawsuits. The Louisiana State Court's final approval determined such settlement to be fair, reasonable and adequate for the class, which was certified by such court for settlement purposes only. The settlement provides agreed-upon amounts of compensation to class members in exchange for a release of all pending and future claims they may have against the Company and certain of its affiliates.

    The Company has recorded a provision for the agreed-upon amounts of compensation and related costs with respect to these lawsuits within the Company's Consolidated Balance Sheet. Although the Company believes such provision is adequate, there can be no assurance that actual payments with respect to these claims will not exceed such provision.

    Following are certain procedural and other information relating to each of the ten lawsuits:

    - ALEXANDER, ET AL. V. SECURITY INDUSTRIAL, filed in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division (No. 6:00CV1810). In October 2000, the plaintiffs filed a motion for class certification.

    - BEVERLY, ET AL. V. UNION NATIONAL LIFE INSURANCE CO., ET AL., filed in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division (No. CV00-1633L-0).

    - COTHRAN, ET AL. V. SECURITY INDUSTRIAL, ET AL., filed in the United States District Court, Western District of Louisiana, Shreveport Division
      (No. 5:00CV1811).

    - FLETCHER, ET AL. V. UNITED INSURANCE CO. OF AMERICA, ET AL., filed in the United States District Court, Eastern District of Louisiana
      (No. 00-2932 "S" (1)).

    - FRANK ET AL. V. UNION NATIONAL LIFE INSURANCE CO. AND SECURITY INDUSTRIAL, originally filed in the 13th Judicial District Court for the Parish of Evangeline, State of Louisiana (No. 62369 Div. A).

    - HALL, ET AL. V. SECURITY INDUSTRIAL, filed in the 23rd Judicial Court for the Parish of Baton Rouge, State of Louisiana (No. 68938).

    - JACKSON, ET AL. V. SECURITY INDUSTRIAL AND SECURITY INDUSTRIAL LIFE INSURANCE CO., filed in the United States District Court, Northern District of Georgia (No. 4-00CV-339-RLV).

    - PRINCE V. UNITED INSURANCE CO. OF AMERICA, UNION NATIONAL LIFE INSURANCE COMPANY AND SECURITY INDUSTRIAL, filed in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division
      (No. CV-00-2255,LO).

    - SMITH V. SECURITY INDUSTRIAL, filed in the United States District Court, Eastern District of Louisiana.

    - SUTHERLAND, ET AL. V. UNITED INSURANCE CO. OF AMERICA, ET AL., filed in the United States District Court, Eastern District of Louisiana
      (No. 00-2076 "F" (2)).

THE LOEWEN GROUP INC. ET AL. V. THE UNITED STATES OF AMERICA

    In October 1998, the Predecessor and Raymond L. Loewen, the then-Chairman and Chief Executive Officer of the Predecessor, filed a claim against the United States government for damages under the arbitration provisions of NAFTA. The claimants contend that they were damaged as a result of breaches by the United States of its obligations under NAFTA in connection with certain litigation in the State of Mississippi entitled O'KEEFE VS. THE LOEWEN GROUP INC. Specifically, the plaintiffs allege that they were subjected to discrimination, a denial of justice, a denial of the fair and equitable treatment and full protection and security guaranteed by NAFTA and uncompensated expropriation, all in violation of NAFTA. The NAFTA claims are currently the subject of a pending proceeding before an arbitration panel (the "Arbitration Tribunal") appointed pursuant to the rules of the International Centre for Settlement of Investment Disputes. In January 2001, the Arbitration Tribunal issued a ruling rejecting certain of the U.S. government's jurisdictional challenges and scheduled a hearing on the merits of the NAFTA claims, held on October 15-19, 2001.

    In connection with the Company's emergence from reorganization proceedings on January 2, 2002, the Predecessor effectively transferred to a Canadian subsidiary of the Company the right to receive any and all proceeds from the Predecessor's claims described below against the United States. The Company, as provided for in the Plan, irrevocably assigned an undivided 25% interest in the net proceeds, if any, of these claims to a liquidating trust for the benefit of creditors of certain of the Debtors under the Plan.

    Although the Company believes that these actions should not affect the NAFTA Claims, in January 2002, the United States claimed that the reorganization constitutes a change of nationality of the NAFTA claims that deprives the Arbitration Tribunal of jurisdiction over the NAFTA claims. The Arbitration Tribunal has set a briefing schedule on the jurisdictional issues raised by the United States. The Company has determined that it is not possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of the damages, if any, that may be realized by the Company.

OTHER

    The Company is a party to other legal proceedings in the ordinary course of its business, but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or liquidity.

    As of the Effective Date, Loewen Group was party to various other legal proccedings, all of which were subject to settlement and discharge through the bankruptcy process. Therefore, the Company is not subject to such proceedings. See "Business -- Overview" for a discussion of these proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Pursuant to the Plan, the Company's Common Stock and Warrants were issued on the Effective Date and commenced trading on The Nasdaq Stock Market ("Nasdaq") on January 3, 2002. The Common Stock and Warrants trade as National Market securities on Nasdaq under the symbols "AWGI" and "AWGIW," respectively.

    As at February 28, 2002, there were 385 and two record holders of the Common Stock and Warrants, respectively.

DIVIDEND POLICY

    It is not anticipated that Alderwoods Group will pay any dividends on the Common Stock in the foreseeable future. In addition, covenants in the respective indentures governing the Five-Year Secured Notes, the Two-Year Unsecured Notes, the Seven-Year Unsecured Notes, the Convertible Subordinated Notes and in the Exit Financing Facility restrict the ability of Alderwoods Group to pay dividends and may prohibit the payment of dividends and certain other payments.

RECENT SALES OF UNREGISTERED SECURITIES

    As of the Effective Date and in accordance with the Plan, the Company issued in respect of holders of certain claims:

    - 39,878,870 shares of Common Stock;

    - Warrants to purchase 2,992,000 shares of Common Stock (exercisable at an initial exercise price of $25.76 per share at anytime on or before January 2, 2007);

    - $250 million aggregate principal amount of the Company's 11% Senior Secured Notes Due 2007;

    - $49.5 million aggregate principal amount of the Company's 12 1/4% Senior Notes Due 2004;

    - $330 million aggregate principal amount of the Company's 12 1/4% Senior Notes Due 2009; and

    - $24.7 million aggregate principal amount of the Company's 12 1/4% Convertible Subordinated Notes Due 2012 (convertible at any time at the option of the holder, at an initial conversion rate equal to $17.17 per share).

    Section 1145(a)(1) of the Bankruptcy Code exempts the offer and sale of securities under a plan of reorganization from registration under the Securities Act of 1933 (the "Securities Act") and state securities laws if three principal requirements are satisfied: (a) the securities must be offered and sold under a plan of reorganization and must be securities of the debtor, an affiliate participating in a joint plan with the debtor or a successor to the debtor under the plan; (b) the recipients of the securities must hold a prepetition or administrative expense claim against the debtor or an interest in the debtor; and (c) the securities must be issued entirely in exchange for the recipient's claim against or interest in the debtor, or principally in such exchange and partly for cash or property. Section 1145(a)(2) of the Bankruptcy Code exempts the offer of a security through any warrant, option, right to purchase or conversion privilege that is sold in the manner specified in section 1145(a)(1) and the sale of a security upon the exercise of such a warrant, option, right or privilege. Alderwoods Group believes that the offer and sale of the Common Stock, the Warrants, the Five-Year Secured Notes, the Two-Year Unsecured Notes, the Seven-Year Unsecured Notes, and the Convertible Subordinated Notes under the Plan satisfy the requirements of section 1145(a)(1) of the Bankruptcy Code and, therefore, are exempt from registration under the Securities Act and state securities laws. Similarly, the offer of Common Stock through the Warrants and the Convertible Subordinated Notes and the sale of Common Stock upon the exercise of the Warrants or conversion of the Convertible Subordinated Notes satisfy the requirements of section 1145(a)(2) of the Bankruptcy Code and, therefore, are exempt from registration under the Securities Act and state securities laws.

ITEM 6.  SELECTED FINANCIAL DATA

    Alderwoods Group succeeded to substantially all of the assets and operations of Loewen Group on the Effective Date, and continues to operate the businesses previously conducted by the Loewen Companies. For financial reporting purposes, the effective date of the reorganization was December 31, 2001, because
U.S. GAAP requires that the financial statements reflect fresh start reporting as of the confirmation date or as of a later date when all material conditions precedent to the Plan becoming binding are resolved.

    Certain consolidated financial and other information concerning the Predecessor may be of limited interest to stockholders of the Company and has been included in this Form 10-K. However, due to the significant changes in the financial structure of the Company, the application of "fresh start" reporting as explained in Note 2 to the Company's Consolidated Balance Sheet as at December 31, 2001, and as a result of the confirmation and implementation of the Plan and changes in accounting policies adopted by the Company, the consolidated financial and other information of the Company issued subsequent to the Plan implementation are not comparable with the consolidated financial information and other information issued by the Predecessor prior to the Plan implementation. Furthermore, Loewen Group had implemented an asset disposition program to dispose of properties that did not fit into Loewen Group's strategic plans. As a result of these sales, a significant reduction in future funeral and cemetery revenues is anticipated. Accordingly, the accompanying selected consolidated financial information should be reviewed with caution, and the Predecessor's selected consolidated financial information should not be relied upon as being indicative of future results of the Company or providing an accurate comparison of financial performance. A black line has been drawn for certain items of the selected consolidated financial information to separate and distinguish between the consolidated financial information that relates to the Company and the consolidated financial information that relates to the Predecessor.

    The Company's accounting information contained in this Form 10-K is presented on the basis of U.S. GAAP. Historically, the Predecessor's consolidated financial statements were presented in accordance with Canadian GAAP and material differences between Canadian GAAP and U.S. GAAP were explained in a note to the Predecessor's consolidated financial statements. In addition, the Predecessor had not previously fully implemented SAB 101, as a result of the Predecessor's ongoing reorganization proceedings. The Predecessor's historical financial information and the consolidated financial statements included in this Form 10-K have been restated to the full extent necessary to comply with U.S. GAAP and the implementation of SAB 101, effective January 1, 2000.

    Set forth below is certain selected consolidated financial information for the Company as of December 31, 2001, and, for the Predecessor, consolidated financial and operating information as of and for the fiscal years ended December 31, 2001, 2000, 1999, 1998, and 1997. The selected consolidated financial information set forth below is derived from the Company's and the Predecessor's respective audited consolidated financial statements for such periods, and should be read in conjunction with the Company's Consolidated Balance Sheet and the Predecessor's consolidated financial statements (the "Consolidated Financial Statements") included in Item 8 of this Form 10-K (including the notes thereto), as well as the discussion contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The financial results of the Predecessor for the year ended December 31, 2001 include $181 million of pre-tax charges representing impairment of assets and $87 million of reorganization costs. The results for the year exclude $133 million of contractual interest expense applicable to certain pre-Petition Date debt obligations, which were subject to compromise as a result of the Chapter 11 and Creditors Arrangement Act filings.

    The financial results of the Predecessor for the year ended December 31, 2000 include $117 million of pre-tax charges representing impairment of assets and $46 million of reorganization costs. The 2000 results exclude $154 million of contractual interest expense applicable to certain pre-Petition Date debt obligations, which were subject to compromise as a result of the Chapter 11 and Creditors Arrangement Act filings. As of December 31, 2000, $2.3 billion of liabilities were subject to compromise.

    The financial results of the Predecessor for the year ended December 31, 1999 include $487 million of pre-tax charges representing impairment of capital assets and investments and accrual of contingent losses on investments and $93 million of reorganization costs. The 1999 results exclude $95 million of contractual interest expense applicable to certain pre-Petition Date debt obligations which were subject to compromise as a result of the Chapter 11 and Creditors Arrangement Act filings. As of December 31, 1999, $2.3 billion of liabilities were subject to compromise.

    The financial results of the Predecessor for the year ended December 31, 1998 include $649 million of pre-tax charges representing impairment of capital assets and investments and accrual of contingent losses on investments.

    The financial results of the Predecessor for the year ended December 31, 1997 include $89 million of pre-tax charges, representing certain restructuring, strategic initiative and other charges.

                                                                 PREDECESSOR
                                         -----------------------------------------------------------
                                                           YEAR ENDED DECEMBER 31
                                         -----------------------------------------------------------
                                           2001      2000 (E)      1999         1998         1997
                                         ---------   --------   ----------   ----------   ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT INFORMATION:
Revenue................................  $ 836,401   $927,684   $1,021,230   $1,104,492   $1,115,400
Gross margin...........................    181,239    262,023      258,529      269,705      366,562
Earnings (loss) from operations........   (132,173)    17,469     (324,656)    (260,127)     153,038
Earnings (loss) before extraordinary
  gain, fresh start valuation
  adjustments and cumulative effect of
  accounting change....................    (87,160)   (57,345)    (523,439)    (594,257)      42,231
Basic earnings (loss) per share before
  extraordinary gain, fresh start
  valuation adjustments and cumulative
  effect of accounting change (a)......      (1.29)     (0.89)       (7.18)       (8.15)        0.49
Ratio of earnings to fixed charges
  (d)..................................        n/a        n/a          n/a          n/a          1.2x
Aggregate dividends declared per
  share................................         --         --           --         0.10         0.20

                                       ALDERWOODS                           PREDECESSOR
                                         GROUP
                                     --------------      -------------------------------------------------
                                         AS OF                          AS OF DECEMBER 31
                                      DECEMBER 31
                                     --------------      -------------------------------------------------
                                         2001             2000 (E)       1999         1998         1997
                                     --------------      ----------   ----------   ----------   ----------
                                     (IN THOUSANDS)
                                                         (IN THOUSANDS)
BALANCE SHEET INFORMATION:
Total assets.......................    $3,503,103        $3,878,044   $4,059,751   $4,709,654   $4,776,535
Liabilities subject to
  compromise (b)...................            --         2,289,497    2,282,601           --           --
Total long-term debt (b)(c)........       835,648            73,542       91,204    2,268,014    1,793,934
Preferred securities of
  subsidiary (b)...................            --                --           --       75,000       75,000
Stockholders' equity...............       739,352          (662,768)     383,075      913,365    1,524,195

------------------------

(a) There are no material differences between basic and diluted earnings (loss) per share. Historical earnings (loss) per share amounts are included herein, as required by U.S. GAAP. However, the common stockholders of the Predecessor received no equity in the Company upon reorganization.

(b) For the Predecessor, under-secured and unsecured debt obligations (including the Monthly Income Preferred Securities, which are identified as "Preferred securities of subsidiary") were reclassified to liabilities subject to compromise as a result of the Chapter 11 and the Creditors Arrangement Act filings.

(c) For the Predecessor, total long-term debt comprises long-term debt which is not subject to compromise, including the current maturities of long-term debt.

(d) The 2001, 2000, 1999 and 1998 losses are not sufficient to cover fixed charges by a total of approximately $59.2 million, $34.9 million, $576.7 million and $774.2 million, respectively, and as such the ratio of earnings to fixed charges has not been computed. The 2001, 2000 and 1999 fixed charges exclude certain contractual interest charges on liabilities subject to compromise. On a pro forma basis, after giving effect to interest that would have been incurred on the Company's debt established upon emergence on the Effective Date, 2001 losses would be insufficient to cover fixed charges by $134.2 million.

(e) As explained in Note 3 to the Predecessor's Consolidated Financial Statements, certain financial information has been restated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF ALDERWOODS GROUP

LIQUIDITY AND CAPITAL RESOURCES AND EFFECT OF EMERGENCE ON FUTURE OPERATIONS

    Pursuant to the Plan, the Company issued, among other things, debt securities for the discharge of a substantial portion of the Debtors' liabilities subject to compromise, and approximately $45 million of the Debtors' indebtedness was reinstated. Pursuant to the Plan, the Company issued the following debt securities:

    (a) Five-Year Secured Notes in an aggregate principal amount of $250 million bearing interest at 11% per annum and due in 2007;

    (b) Two-Year Unsecured Notes in an aggregate principal amount of $49.5 million bearing interest at 12 1/4% per annum and due in 2004;

    (c) Seven-Year Unsecured Notes in an aggregate principal amount of $330 million bearing interest at 12 1/4% per annum and due in 2009; and

    (d) Convertible Subordinated Notes in an aggregate principal amount of $24.7 million bearing interest at 12 1/4% per annum and due in 2012. The carrying amount of $33.7 million includes a fair value premium of $9.0 million. The Convertible Subordinated Notes are convertible at any time into the Company's Common Stock at an initial conversion rate of $17.17 per share.

    As a result of the implementation of the Plan, the Company owns all of the outstanding capital stock of Rose Hills. As of December 31, 2001, Rose Hills Company had outstanding $61.6 million under a bank term facility, which matures on November 1, 2003, and $76.8 million (net of $3.2 million fair value discount) of outstanding 9 1/2% Senior Subordinated Notes due 2004.

    The Company's carrying and principal amounts of long-term indebtedness as of December 31, 2001, are as follows:

                             LONG-TERM INDEBTEDNESS

                                                      PARENT COMPANY                 ALDERWOODS GROUP
ISSUE                                                ALDERWOODS GROUP   ROSE HILLS     CONSOLIDATED
-----                                                ----------------   ----------   ----------------
                                                               CARRYING VALUE (IN MILLIONS)
Bank credit agreement..............................       $   --          $ 61.6          $ 61.6
11.00% Senior secured notes due in 2007............        250.0              --           250.0
9.50% Senior subordinated notes due in 2004........           --            76.8            76.8
12.25% Senior unsecured notes due in 2004..........         49.5              --            49.5
12.25% Senior unsecured notes due in 2009..........        330.0              --           330.0
12.25% Convertible subordinated notes due in
  2012.............................................         33.7              --            33.7
Promissory notes and capitalized obligations.......         32.3             1.7            34.0
                                                          ------          ------          ------
  Carrying amounts.................................        695.5           140.1           835.6
Amounts representing fair value discount
  (premium)........................................         (9.0)            3.2            (5.8)
                                                          ------          ------          ------
  Principal amounts................................       $686.5          $143.3          $829.8
                                                          ======          ======          ======

    As a condition to the effectiveness of the Plan, the Company entered into the Exit Financing Revolving Credit Facility. The Exit Financing Revolving Credit Facility has a maximum availability of the lesser of $75 million or an amount (determined pursuant to a borrowing base calculation) equal to the sum of
(a) 80% of eligible accounts receivable plus (b) the lesser of (i) 50% of the value of eligible inventory and (ii) $15 million plus (c) the lesser of (i) 25% of the book value of real property on which the collateral agent for the exit lenders has a first priority mortgage and (ii) $40 million less (d) a reserve against borrowing availability set by the agent for the exit lenders. Up to $35 million of the Exit Financing Revolving Credit Facility is available in the form of letters of credit. Borrowings under the Exit Financing Revolving Credit Facility initially bear interest at a rate per annum equal to the Chase Bank Rate plus 1% or, at the Company's option, LIBOR plus 2.5%. The Exit Financing Revolving Credit Facility expires on January 2, 2003. There were no borrowings under the Exit Financing Revolving Credit Facility as at the Effective Date, other than letters of credit in the aggregate amount of $15.1 million. At the Effective Date, the Company could not borrow under the Exit Financing Revolving Credit Facility until security was put in place on certain real property, an initial borrowing base was calculated, and certain existing liens were removed. As of March 25, 2002, the remaining conditions had been removed and the Company could borrow approximately $72.9 million under the Exit Financing Revolving Credit Facility, less $15.1 million in outstanding letters of credit.

    The Exit Financing Revolving Credit Facility, 11% Senior secured notes, 12.25% Senior unsecured notes due in 2004, and 12.25% Senior unsecured notes due in 2009, are guaranteed by substantially all of Alderwoods Group's wholly-owned U.S. subsidiaries, other than Rose Hills, Alderwoods Group's insurance subsidiaries and certain other excluded subsidiaries. Alderwoods Group, the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several. There are no cross-guarantees of debt between the Company and Rose Hills.

    As a result of the implementation of the Plan, a $163.6 million cash distribution was made to certain of the Predecessor's creditors, resulting in $101.6 million of cash in the Company at emergence. Included in accrued liabilities of the Company are approximately $77.6 million to be paid out in 2002 associated with claims not subject to compromise and accrued reorganization costs.

    The Company expects to extinguish the $49.5 million 12.25% Senior unsecured notes due in 2004 by June 30, 2002, from available cash resources.

    Although the Company will continue to be substantially leveraged, the Company believes that the Exit Financing Revolving Credit Facility, together with existing cash and cash flow from operations, will be sufficient to meet the Company's anticipated capital expenditures and working capital requirements through at least December 31, 2002, including payment obligations under the indebtedness described above.

DISPOSITIONS

    At December 31, 2001, the Company had 25 funeral homes and 53 cemeteries under signed agreements for sale, with expected proceeds of approximately $12.1 million.

RESTRICTIONS

    The Company will be required to apply net proceeds from the sale of specified properties to the redemption of the Two-Year Unsecured Notes, pursuant to procedures set forth in the indenture governing the Two-Year Unsecured Notes. Furthermore, the indentures governing the Five-Year Secured Notes, the Seven-Year Unsecured Notes and the Convertible Subordinated Notes will prohibit the Company from consummating certain asset sales unless (a) consideration at least equal to fair market value is received and (b) except with respect to specified assets, not less than 75% of the consideration for the asset sale is paid in cash. Within 270 days of the receipt of net proceeds from any such asset sale, the Company will be obligated to apply such net proceeds at its option (or as otherwise required) as follows: (a) with respect to asset sales of specified properties, to pay the Two-Year Unsecured Notes; and (b) with respect to all other such asset sales, (i) to pay the Exit Financing Revolving Credit Facility and permanently reduce commitments with respect thereto, or the Two-Year Unsecured Notes, or (ii) to make capital expenditures or acquisitions of other assets in the same line of business as the Company or certain of its subsidiaries or businesses related thereto. To the extent the Company receives net proceeds from any such asset sale not applied in accordance with the immediately preceding sentence in excess of certain thresholds, the Company must offer to purchase Five-Year Secured Notes, Seven-Year Unsecured Notes or Convertible Subordinated Notes (in that order) with such excess proceeds.

    The Company's insurance subsidiaries are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company and its other subsidiaries.

ANTICIPATED EFFECTS OF DISPOSITIONS AND CONSUMMATION OF THE PLAN

    The Predecessor's recent disposition program, and certain transactions consummated pursuant to the Plan, are anticipated to have significant impacts on the Company's operating results and liquidity, compared to the Predecessor's historical operating performance and liquidity. The following highlights the anticipated effects that such transactions might have:

    - The disposition program during 2000 resulted in the sale of 101 funeral homes and 33 cemeteries. The operations at these locations had revenue and gross margin of approximately $24.8 million and $3.0 million respectively, during 2000. The disposition program during 2001 resulted in the sale of 124 funeral homes and 119 cemeteries. The operations of these locations had revenue and gross margin for the year ended December 31, 2001 of approximately $43.9 million and $(4.1) million, respectively. Operations at locations disposed of in the first two months of 2002 had revenue and gross margin for the year ended December 31, 2001 of approximately $2.4 and $(0.7), respectively.

    - Annual interest expense in 2002 for the Company's long-term indebtedness is estimated to be approximately $88.0 million based on existing terms and balances as of December 31, 2001 (see "-- Liquidity and Capital Resources and Effect of Emergence on Future Operations").

    - The acquisition of Rose Hills is expected to increase annual revenues and gross margin. Rose Hills had revenue and gross margin for the year ended December 31, 2001, of approximately $77.2 million and $18.5 million, respectively.

    - Cash flow and liquidity will be further impacted by the scheduled principal payments on long-term indebtedness, as well as certain restrictions pursuant to such debt, as further described under "-- Restrictions." As of December 31, 2001, the Company's total carrying amount of long-term indebtedness (including the current portion thereof) is $835.6 million, and the total principal amount of the Company's indebtedness is $829.8 (including the current portion thereof). The annual maturities of such indebtedness over the next five years, are as follows:

                                                                  (IN MILLIONS)
                                                                  -------------
    -    2002...................................................      $ 17.4
    -    2003...................................................        72.1
    -    2004...................................................       155.0
    -    2005...................................................        33.1
    -    2006...................................................        42.5

    - As a result of the application of fresh start reporting on the Effective Date, the Company's gross margins on pre-need contracts entered into after the Effective Date, will be significantly higher than gross margins on similar contracts entered into prior to the emergence.

CRITICAL ACCOUNTING POLICIES

FRESH START REPORTING

    The following methods and assumptions were used to estimate the fair value of significant assets and liabilities at December 31, 2001:

    Cash and cash equivalents, receivables, inventories, other current assets, and accounts payable and accrued liabilities: The carrying amounts, which reflect provisions for uncollectible amounts and for inventory obsolescence, approximate fair value because of the short term to maturity of these current assets and liabilities.

    Pre-need funeral and cemetery contracts: For funeral and cemetery customer receivables, the fair value was determined as the present value of expected future cash flows discounted at the interest rate currently offered by the Company, which approximates market rates for loans of similar terms to customers with comparable credit risk. For amounts receivable from funeral and cemetery trusts, the fair value is based on quoted market prices of the underlying investments. Amounts receivable from third-party insurance companies are based on the face value of the policy plus accumulated annual insurance benefits. Pre-need funeral and cemetery contracts are recorded net of allowances for expected cancellations and refunds.

    Cemetery property: For developed land and undeveloped land, the fair value was estimated by discounting cash flows from the expected future sales of cemetery land, reduced by a reasonable profit margin. A maximum term of 30 years was assumed in determining projected sales revenue. Portions of the Company's cemetery land are situated in areas that cannot be developed due to geographic or regulatory restrictions. Such cemetery land, together with portions of land that are not required for sales during the next 30 years and for which the Company has no current plan to sell, were assigned a fair value of zero. For mausoleums and lawn crypts, the fair value was based on the replacement cost for similar inventory. It is possible that the Company's future operations in the near term may result in recoveries on excess land sales that are different than those assumed in the estimates.

    Insurance invested assets and insurance policy liabilities: The fair value of insurance invested assets was based on quoted market prices. The fair value of insurance policy liabilities was based on an estimate of the amount which, together with future premiums and investment income, will be sufficient to pay future benefits, dividends and expenses on insurance and annuity contracts. Insurance policy liabilities were computed using the net level premium method, which involves interest assumptions, and withdrawal, mortality and morbidity assumptions as of the Effective Date.

    Long-term debt: The fair value of the Company's long-term debt was estimated by discounting the future cash flows of each instrument at rates for similar debt instruments of comparable maturities.

    Deferred pre-need funeral and cemetery contract revenue: The fair value of deferred funeral and cemetery contract revenue was based on the larger of, as applicable, (i) the amount refundable to the customer, if the contract was written in a jurisdiction requiring refunds upon request by the customer or upon cancellation for non-payment; (ii) the current amount of an insurance policy representing the face value and accumulated annual insurance benefits; or (iii) the present value of the projected future cost to outsource the fulfillment of the pre-need obligation, based on the estimated current outsourcing cost and mortality, inflation and interest rate assumptions. It is possible deferred pre-need funeral and cemetery contract revenue could change materially in the near term as a result of actual servicing and cancellation experience.

SIGNIFICANT ACCOUNTING POLICIES

    The following significant accounting policies have been adopted by the Company and will be applied prospectively upon its emergence as of December 31, 2001:

    FUNERAL OPERATIONS

    Sales of at-need funeral services are recorded as revenue when the service is performed.

    Pre-need funeral services provide for future funeral services, generally determined by prices prevailing at the time the contract is signed. The payments made under the contract, in part, are either placed in trust or are used to pay the premiums of life insurance policies under which the Company is designated as beneficiary. Pre-need funeral services contract amounts, together with related trust fund investment earnings and annual insurance benefits, are deferred until the service is performed. The Company estimates that trust fund investment earnings and annual insurance benefits exceed the increase in cost over time of providing the related services.

    Selling costs related to the sale of pre-need funeral services are expensed in the period incurred.

    CEMETERY OPERATIONS

    Sales of cemetery merchandise and services and at-need cemetery interment rights are recorded as revenue when the merchandise is delivered or service is performed.

    Sales of pre-need cemetery interment rights are recognized in accordance with the retail land sales provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." Accordingly, provided certain collectibility criteria are met, pre-need cemetery interment right sales of developed cemetery property are deferred until a minimum percentage of the sales price has been collected, while pre-need cemetery interment right sales of undeveloped cemetery property are deferred until the cemetery property is developed and a minimum percentage of the sales price has been collected. A portion of the proceeds from cemetery sales for interment rights is generally required by law to be paid into perpetual or endowment care trusts. Earnings of perpetual or endowment care trusts are recognized in current cemetery revenue and are used to defray the maintenance costs of cemeteries, which are expensed as incurred. The principal of these perpetual or endowment care trusts cannot be withdrawn by the Company, and therefore is not included in the Company's consolidated balance sheet.

    Pursuant to various state and provincial laws, a portion of the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trusts, which are included in pre-need cemetery contracts in the Company's consolidated balance sheet. Earnings on merchandise and services trust funds are recognized when the revenue of the associated merchandise or service is recognized.

    Selling costs related to the sale of pre-need cemetery contract revenues are expensed in the period incurred.

    Interest is imputed at a market rate for pre-need cemetery contracts that do not bear a market rate of interest.

    INSURANCE OPERATIONS

    For traditional life and participating life products, premiums are recognized as revenue when due from policyholders. Benefits and expenses are associated with earned premiums to result in recognition of profits over the life of the policy contracts. This association is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs.

    Revenues from annuity contracts represent amounts assessed against contract holders. Such assessments are principally surrender charges. Policy account balances for annuities represent the deposits received plus accumulated interest less applicable accumulated administrative fees.

    Investment income, net of investment expenses, and realized gains and losses related to insurance invested assets are included within revenues.

    To the extent recoverable, certain costs of acquiring new insurance business have been deferred. Such costs consist of first-year commissions in excess of renewal rates, related fringe benefit costs, and direct underwriting and issuance costs.

    The deferred policy acquisition costs on traditional life products are amortized with interest over the anticipated premium-paying period of the related policies, in proportion to the ratio of annual premium revenue to be received over the life of the policies. Expected premium revenue is estimated by using the same mortality and withdrawal assumptions used in computing liabilities for future policy benefits. The amount of deferred policy acquisition costs is reduced by a provision for possible inflation on maintenance and settlement expenses.

    Also, the present value of future profits of acquired insurance business in force is amortized over the expected premium-paying period of the policies acquired.

    INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided against deferred tax assets to the extent recoverability of the asset cannot be considered to be more likely than not.

    In accordance with the principles of fresh start reporting, any future reduction of valuation allowances established at the Effective Date will reduce goodwill or, if goodwill has been reduced to zero, increase capital in excess of par value.

FRESH START REPORTING

    The Company has adopted fresh start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." The Predecessor's balance sheet, the effects of the debt discharge, the effects of fresh start reporting and other adjustments, the acquisition of Rose Hills and resulting fresh start balance sheet of the Company at December 31, 2001, are presented below.

                                                                                DECEMBER 31, 2001
                                                                 ADJUSTMENTS TO RECORD CONFIRMATION OF THE PLAN
                                                ---------------------------------------------------------------------------------
                                                                                 FRESH START
                                                                   DEBT           AND OTHER        ACQUISITION OF     ALDERWOODS
                                                PREDECESSOR   DISCHARGE (B)    ADJUSTMENTS (C)     ROSE HILLS (D)    GROUP, INC.
                                                -----------   --------------   ----------------   ----------------   ------------
ASSETS
  Current assets
  Cash and cash equivalents...................  $  257,492     $   (163,570)(a)    $                  $  7,639        $  101,561
  Receivables, net of allowances..............      62,613                             (1,471)          12,810            73,952
  Inventories.................................      30,300                             (4,004)             939            27,235
  Other.......................................      22,607                                                 738            23,345
                                                -----------    ------------       -----------         --------        ----------
                                                   373,012         (163,570)           (5,475)          22,126           226,093
                                                -----------    ------------       -----------         --------        ----------
Pre-need funeral contracts (f)................     361,004                            476,306          173,336         1,010,646
Pre-need cemetery contracts...................     466,102                             (2,208)          17,078           480,972
Cemetery property (f).........................     704,077                           (588,388)          36,078           151,767
Property and equipment........................     624,321                            (70,860)          83,774           637,235
Insurance invested assets.....................     338,762                              1,035                            339,797
Deferred tax assets...........................         478                              7,640            8,132            16,250
Names and reputations.........................     559,299                           (559,299)                                --
Goodwill (e)..................................          --                            498,453           67,385           565,838
Other assets..................................      52,249                             19,721            2,535            74,505
                                                -----------    ------------       -----------         --------        ----------
                                                $3,479,304     $   (163,570)      $  (223,075)        $410,444        $3,503,103
                                                ===========    ============       ===========         ========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities....  $  173,348     $       (827)      $      (125)        $ 13,030        $  185,426
  Current maturities of long-term debt........      13,125             (688)           (4,739)           9,698            17,396
                                                -----------    ------------       -----------         --------        ----------
                                                   186,473           (1,515)           (4,864)          22,728           202,822
Long-term debt................................      35,193          663,278           (10,640)         130,421           818,252
Deferred pre-need funeral contract revenue
  (f).........................................     432,106                            414,075          172,055         1,018,236
Deferred pre-need cemetery contract revenue
  (f).........................................     782,317                           (440,299)           8,866           350,884
Insurance policy liabilities..................     270,409                             34,416                            304,825
Deferred tax liabilities......................       1,845                             18,528            4,627            25,000
Other liabilities.............................     231,500         (234,439)          (25,076)          71,747            43,732
                                                -----------    ------------       -----------         --------        ----------
                                                 1,939,843          427,324           (13,860)         410,444         2,763,751
Liabilities subject to compromise.............   2,289,202       (2,289,202)                                                  --
                                                -----------    ------------       -----------         --------        ----------
                                                 4,229,045       (1,861,878)          (13,860)         410,444         2,763,751
                                                -----------    ------------       -----------         --------        ----------
Stockholders' equity
  Preferred stock (g).........................     157,144                           (157,144)                                --
  Common stock (g)............................   1,302,819              399        (1,302,819)                               399
  Capital in excess of par value..............          --          738,953                                              738,953
  Deficit (g).................................  (2,190,784)         958,956         1,231,828                                 --
  Accumulated other comprehensive loss........     (18,920)                            18,920                                 --
                                                -----------    ------------       -----------         --------        ----------
                                                  (749,741)       1,698,308          (209,215)              --           739,352
                                                -----------    ------------       -----------         --------        ----------
                                                $3,479,304     $   (163,570)      $  (223,075)        $410,444        $3,503,103
                                                ===========    ============       ===========         ========        ==========

------------------------------

(a) Reflects the payment at emergence of (i) payments pursuant to the Plan; and
    (ii) payments of administrative and convenience claims. Such amounts include amounts placed on deposit with a disbursement agent for distribution to creditors.

(b) Reflects the distribution of a combination of cash, new debt, Warrants and Common Stock pursuant to the Plan in respect of certain claims.

(c) Reflects the write off of the excess of cost over the net assets acquired in previous acquisitions and adjustments of the Predecessor's identifiable assets to fair value in accordance with fresh start reporting.

(d) Reflects the consolidation of Rose Hills as a result of its acquisition by the Company in satisfaction of certain administrative claims pursuant to the Plan.

(e) Reflects the reorganization value in excess of amounts allocable to identifiable assets in accordance with fresh start reporting.

(f) Reflects in the fresh start and other adjustments, the adoption of accounting policies and presentation adopted by the Company, which affected certain assets and liabilities approximately as follows: pre-need funeral contracts $490 million and deferred pre-need funeral contract revenue
    $500 million; cemetery property $23 million and deferred pre-need cemetery contract revenue $108 million.

(g) Reflects the establishment of Alderwoods Group's stockholders' equity based on the value of Common Stock and Warrants issued pursuant to the Plan.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF PREDECESSOR

FINANCIAL CONDITION

PREPETITION FINANCIAL RESULTS AND OVERLEVERAGE

    Between January 1, 1998 and the Petition Date, Loewen Group experienced disappointing financial results. Loewen Group reported a loss from operations in 1998 of $260 million after recording a charge for asset impairment of $334 million. Loewen Group's acquisition, integration and operation of cemeteries over the three years preceding the Petition Date required significant cash resources on account of pre-need sales of cemetery interment rights, products and services and related interest costs on debt incurred. Cemetery pre-need sales typically were structured with low initial cash payments by the customers that did not offset the cash costs of establishing and supporting a growing pre-need sales program, including the payment of sales commissions.

    Loewen Group's financial difficulties primarily stemmed from a highly burdensome debt load, much of which was incurred in connection with its historical acquisition program, and the poor cash flow characteristics associated with its then-existing cemetery pre-need sales strategy. As of March 31, 1999, Loewen Group's consolidated balance sheet reflected approximately $2.1 billion of long-term debt (of which approximately
$742.2 million was due currently) and approximately $48.8 million of other current debt. The deterioration of Loewen Group's financial health was also caused by the $175 million settlement of the O'KEEFE litigation in 1996, which affected its immediate and future liquidity, and resulted in unfavorable publicity that negatively affected its operating results and ability to maintain its long-term acquisition strategy (see "Item 1. Business").

BASIS OF PRESENTATION

    Alderwoods Group succeeded to substantially all of the assets and operations of Loewen Group on the Effective Date, and continues to operate the businesses previously conducted by the Loewen Companies. For financial reporting purposes, the effective date of the reorganization was December 31, 2001, because
U.S. GAAP requires that the financial statements reflect fresh start reporting as of the confirmation date or as of a later date when all material conditions precedent to the Plan becoming binding are resolved.

    Certain consolidated financial and other information concerning the Predecessor may be of limited interest to stockholders of the Company and has been included in this annual Form 10-K. However, due to the significant changes in the financial structure of the Company, the application of "fresh start" reporting as explained in Note 2 to the Company's Consolidated Balance Sheet as at December 31, 2001, and as a result of the confirmation and implementation of the Plan and changes in accounting policies adopted by the Company, the consolidated financial and other information of the Company issued subsequent to the Plan implementation are not comparable with the consolidated financial information and other information issued by the Predecessor prior to the Plan implementation. Accordingly, management's discussion and analysis of financial condition and results of operations of the Predecessor should be reviewed with caution, and should not be relied upon as being indicative of future results of the Company or providing an accurate comparison of financial performance.

    The Company's accounting information contained in this Form 10-K is presented on the basis of U.S. GAAP. Historically, the Predecessor's consolidated financial statements were presented in accordance with Canadian GAAP, and material differences between Canadian GAAP and U.S. GAAP were explained in a note to the Predecessor's consolidated financial statements. In addition, the Predecessor had not previously fully implemented SAB 101, as a result of the Predecessor's ongoing reorganization proceedings. The Predecessor's historical financial information and the consolidated financial statements included in this Form 10-K have been restated to the full extent necessary to comply with U.S. GAAP and the implementation of SAB 101, effective January 1, 2000.

    This discussion and analysis of financial condition and results of operations of the Company and the Predecessor are based upon and should be read in conjunction with the Company's Consolidated Balance Sheet and the Predecessor's Consolidated Financial Statements included in Item 8 of this
Form 10-K (including the notes thereto).

RESULTS OF OPERATIONS

    Detailed below are the operating results of the Predecessor for the years ended December 31, 2001, 2000 and 1999, expressed in dollar amounts as well as relevant percentages. The operating results are presented as a percentage of revenue.

    The operations of the Predecessor comprised three businesses: funeral homes, cemeteries and insurance. Additional segment information is provided in Note 15 to the Predecessor's Consolidated Financial Statements.

                                                                    PREDECESSOR
                                          ----------------------------------------------------------------
                                              YEAR ENDED DECEMBER 31            YEAR ENDED DECEMBER 31
                                          -------------------------------   ------------------------------
                                            2001       2000        1999       2001       2000       1999
                                          --------   ---------   --------   --------   --------   --------
                                                   (IN MILLIONS)                    (PERCENTAGES)
Revenue
  Funeral...............................  $  522.1   $   576.9   $  605.0      62.4       62.2       59.3
  Cemetery..............................     210.1       263.2      324.0      25.1       28.4       31.7
  Insurance.............................     104.2        87.6       92.2      12.5        9.4        9.0
                                          --------   ---------   --------    ------     ------     ------
    Total...............................  $  836.4   $   927.7   $1,021.2     100.0      100.0      100.0
                                          --------   ---------   --------    ------     ------     ------
Gross margin
  Funeral...............................  $  138.4   $   172.4   $  191.2      26.5       29.9       31.6
  Cemetery..............................      31.1        84.0       52.9      14.8       31.9       16.3
  Insurance.............................      11.7         5.6       14.4      11.2        6.5       15.6
                                          --------   ---------   --------    ------     ------     ------
    Total...............................     181.2       262.0      258.5      21.7       28.2       25.3
Expenses
  General and administrative............      75.7        70.6       90.9       9.1        7.6        8.9
  Depreciation and amortization.........      57.0        57.0       64.0       6.8        6.1        6.3
  Provision for asset impairment........     180.7       116.9      428.2      21.6       12.6       41.9
                                          --------   ---------   --------    ------     ------     ------
Earnings (loss) from operations.........    (132.2)       17.5     (324.6)    (15.8)       1.9      (31.8)
Interest on long-term debt..............      11.0        12.4       87.8       1.3        1.3        8.7
Provision for investment impairment and
  contingent losses.....................        --          --       59.2        --         --        5.9
Reorganization costs....................      87.2        45.9       92.8      10.4        4.9        9.1
Dividends on preferred securities of
  subsidiary............................        --          --        3.0        --         --        0.2
Loss (gain) on disposal of subsidiaries
  and other expenses (income)...........    (171.2)       (6.0)       5.7     (20.4)      (0.7)       0.5
                                          --------   ---------   --------    ------     ------     ------
Loss before income taxes, extraordinary
  items and cumulative effect of
  accounting change.....................     (59.2)      (34.8)    (573.1)     (7.1)      (3.6)     (56.2)
Income taxes............................      28.0        22.5      (49.7)      n/a        n/a        n/a
                                          --------   ---------   --------    ------     ------     ------
Loss before extraordinary items and
  cumulative effect of accounting
  change................................     (87.2)      (57.3)    (523.4)    (10.4)      (6.2)     (51.3)
Extraordinary gain on debt discharge....     959.0          --         --     114.7         --         --
Fresh start valuation adjustments.......    (228.1)         --         --     (27.3)        --         --
Cumulative effect of accounting
  change................................        --      (986.8)        --        --     (106.3)        --
                                          --------   ---------   --------    ------     ------     ------
Net income (loss).......................  $  643.7   $(1,044.1)  $ (523.4)     77.0     (112.5)     (51.3)
                                          ========   =========   ========    ======     ======     ======

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

    Consolidated revenue decreased 9.8% to $836.4 million for the year ended December 31, 2001, from $927.7 million in 2000. This was primarily due to decreases in cemetery and funeral revenue as described below. Consolidated gross margin decreased by 30.8%, to $181.2 million for the year ended December 31, 2001, from $262.0 million in 2000, primarily due to the decline in cemetery and funeral revenue, though costs, as a percentage of revenue, increased for the funeral and cemetery operations. As a percentage of revenue, consolidated gross margin decreased to 21.7% for the year ended December 31, 2001, from 28.2% in 2000.

    Funeral revenue decreased $54.8 million, or 9.5%, to $522.1 million for the year ended December 31, 2001, from $576.9 million in 2000, primarily due to location dispositions, fewer funeral services, and partly, the Predecessor's management ("Predecessor Management") believed, attributable to consumer concerns caused by the reorganization proceedings. Of the $54.8 million revenue decline, approximately $48 million was due to the locations sold during 2000 and 2001. At locations in operation throughout the years ended December 31, 2001 and 2000, funeral revenue declined approximately $7 million, or 1.3%, to approximately $505 million, compared to approximately $512 million in 2000, due primarily to a 1.1% decline in the number of funeral services performed.

    The Predecessor's pre-need funeral contracts written decreased to approximately $108 million in 2001 from approximately $119 million in 2000. Locations sold in 2001 had written $5 million of pre-need funeral contracts. The Predecessor estimated that it had a backlog of approximately $1.1 billion in pre-need funeral contracts as of December 31, 2001. At January 1, 2000, when the Predecessor implemented SAB 101, approximately $92 million was recorded on the balance sheet as deferred revenue, representing amounts received but not required to be placed in trust, and interest earnings on amounts in trust, which had previously been recognized in revenue. During 2001, the Predecessor recognized approximately $4.4 million of this amount in funeral revenue. Pre-need funeral services comprised approximately 22% of the annual funeral services performed by the Predecessor in 2001 and 2000.

    Overall funeral gross margin, as a percentage of funeral revenue, decreased to 26.5% for the year ended December 31, 2001, from 29.9% in 2000, principally as a result of lower revenues and higher fixed costs at locations not sold.

    Cemetery revenue decreased $53.1 million, or 20.2%, to $210.1 million for the year ended December 31, 2001, from $263.2 million in 2000, as at-need revenue, pre-need revenue and finance income declined, primarily due to location dispositions, as well as, Predecessor Management believed, consumer concerns caused by the reorganization proceedings. Of the $53.1 million revenue decline, approximately $44 million was due to locations sold during 2000 and 2001, of which the main components were approximately $11 million at-need revenue and $28 million pre-need revenue. At locations in operation throughout the years ended December 31, 2001 and 2000, revenue declined approximately $9 million, primarily due to lower at-need revenue of approximately $4 million from plot sales and a decline in finance income of approximately $5 million due to fewer customer receivables and recent pre-need contracts being written with shorter contract terms and higher down payments. Though improving cash flow, the shorter contract terms and larger down payments, as well as the impacts of a lower number of pre-need cemetery contracts written, negatively impacted finance income, down approximately $8 million in the year ended December 31, 2001, compared to 2000.

    Pre-need cemetery contracts written during the year ended December 31, 2001 were approximately $69 million, a decrease of approximately $25 million, or 26.6%, compared to 2000, of which approximately $12 million was attributable to locations sold. The remaining decline in new pre-need contracts written of approximately $13 million was primarily due to the Predecessor's changes in pre-need sales practices, including continued refinements of contract terms, which were less attractive to the customer, but generated significantly better cash flow to the Predecessor.

    Overall cemetery gross margin, as a percentage of cemetery revenue, decreased to 14.8% for the year ended December 31, 2001, from 31.9% in 2000, primarily due to the large declines in at-need and pre-need revenue and finance income. As well, higher wage and other fixed costs at locations not sold and the fixed nature of other cemetery expenses, contributed to expense reductions that were not commensurate with the revenue declines experienced.

    Insurance revenue increased 19.0% to $104.2 million for the year ended December 31, 2001, from $87.6 million in 2000. Overall insurance gross margin as a percentage of insurance revenue increased to 11.2% for the year ended
December 31, 2001, from 6.5% in 2000, primarily due to higher premium revenue, lower realized investment losses and litigation costs, partially offset by increased benefits and claims costs.

    General and administrative expenses increased to $75.7 million for the year ended December 31, 2001, from $70.6 million in 2000. The increase in general and administrative expenses for the year ended December 31, 2001, was primarily due to costs associated with the continued implementation of a new cemetery contract management system. General and administrative expenses, as a percentage of revenue, increased to 9.1% for the year ended December 31, 2001, from 7.6% in 2000, primarily due to the effects of the revenue decline.

    Depreciation and amortization expenses remained constant at $57.0 million for the year ended December 31, 2001 and 2000. As a percentage of revenue, depreciation and amortization expense increased slightly to 6.8% for the year ended December 31, 2001, from 6.1% in 2000, primarily due to the effects of the revenue decline.

    For the year ended December 31, 2001, the Predecessor recorded a pre-tax asset impairment of long-lived assets of $180.7 million, primarily due to additional locations sold, as well as from revised estimates of expected cash flows for the long-lived assets of locations expected to be sold. For the year ended December 31, 2000, the $116.9 million pre-tax asset impairment of long-lived assets resulted from the Predecessor revising its estimates of expected cash flows for the long-lived assets of locations expected to be sold. Gains on sales of locations were $173.3 million in 2001 and $5.6 million in 2000, representing primarily the gain realized at the time of disposition on deferred pre-need funeral and cemetery contracts.

    Interest expense on long-term debt decreased by $1.4 million to $11.0 million for the year ended December 31, 2001, from $12.4 million in 2000. The decrease was primarily due to the reduction in interest and related fees associated with the debtors-in-possession revolving credit agreement that expired on June 30, 2001, as well as the continuing reduction in long-term debt not subject to compromise. Contractual interest expense not recorded on certain pre-Petition Date debt obligations amounted to $132.5 million and $153.9 million for the years ended December 31, 2001 and 2000, respectively.

    Reorganization costs increased to $87.2 million for the year ended
December 31, 2001, from $45.9 million in 2000. These costs, before offsetting interest income of $8.3 million (2000 -- $4.7 million), primarily consisted of $75.5 million for professional fees for legal, accounting and consulting services provided to the Debtors and the statutory committee of unsecured creditors appointed by the U.S. Trustee for the District of Delaware, in connection with the Debtors' reorganization under Chapter 11 and the Creditors Arrangement Act, $15.0 million for the Predecessor's Key Employee Retention Plan and $5.0 million for executory contracts submitted for rejection. The increase of approximately $41.3 million is primarily due to costs incurred in connection with the Predecessor's actual emergence from Chapter 11 and the Creditors Arrangement Act, and various activities related thereto. Total reorganization costs since the Petition Date applicable to the Debtors' reorganization amounted to $225.9 million as at December 31, 2001. The Company expects to pay during 2002, approximately $57.1 million of reorganization costs, which were accrued at December 31, 2001.

    Income taxes for the year ended December 31, 2001 were $28.0 million, compared to income tax of $22.5 million in 2000. The Predecessor's tax rate for the years ended December 31, 2001 and 2000 varied from the statutory tax rate because tax benefits generated by the Predecessor's losses were largely offset by a resultant increase in the valuation allowance against the Predecessor's deferred tax assets. In addition, a substantial portion of goodwill amortization and reorganization costs are not deductible for tax purposes and losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions. Future income and losses, and the disposition of certain locations, may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at December 31, 2001. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease in the valuation allowance established on the Effective Date would be treated as a reduction of goodwill with any excess over the value assigned to goodwill recognized as a capital transaction.

    The Predecessor recorded an extraordinary gain on debt discharge of $959.0 million and fresh start valuation adjustments of $228.1 million for the year ended December 31, 2001, as a result of its emergence from reorganization proceedings and the application of fresh start reporting. Additionally, for the year ended December 31, 2000, the Predecessor recorded a charge for the cumulative effect of accounting change of $986.8 million (net of income taxes of $108.7 million) as a result of the implementation of SAB 101 effective
January 1, 2000. The cumulative effect of accounting change resulted primarily from the deferral of $894.1 million of merchandise and services revenue, including related trust income, $258.5 million of cemetery interment rights revenue and other miscellaneous cemetery deferrals of $17.7 million, reduced by $54.8 million reserve for cancellations. The amounts were offset by the reversal of related merchandise and service costs of sales of $180.0 million and interment rights costs of sales of $40.1 million. In addition, pre-need funeral revenue of $92.0 million was deferred and previously deferred direct obtaining costs of $108.1 million were written off.

    The Predecessor's statement of cash flows for the year ended December 31, 2001, reflects cash provided from operations of $68.7 million, compared to $147.8 million in 2000. The decrease in cash of $159.1 million for the year ended December 31, 2001, was primarily due to the distribution of $163.6 million in respect of claims against the Debtors, as well as the distribution of $93.9 million to Alderwoods Group, as a result of the implementation of the Plan on the Effective Date.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    Effective January 1, 2000, the Predecessor changed its accounting policy for pre-need sales to conform to the guidance promulgated by SAB 101. However, pro forma 1999 pre-need revenue could not be determined, as it was impractical to calculate such amounts because, among other things, the Predecessor no longer had access to the information necessary to determine the effect of such adjustments on disposed locations. This change did not materially affect reported funeral revenue, however, cemetery pre-need revenue was significantly affected.

    Consolidated revenue decreased 9.2% to $927.7 million for the year ended December 31, 2000 from $1.0 billion in 1999. This was primarily due to decreases in cemetery and funeral revenue as described below. Consolidated gross margin increased by 1.4% to $262.0 million in 2000 from $258.5 million in 1999, primarily due to the decline in cemetery costs, which more than offset revenue declines in all operations. As a percentage of revenue, consolidated gross margin increased to 28.2% in 2000 compared to 25.3% in 1999.

    Funeral revenue decreased $28.1 million, or 4.6%, to $576.9 million for the year ended December 31, 2000, from $605.0 million in 1999, primarily due to location dispositions, fewer funeral services, and partly, Predecessor Management believed, attributable to consumer concerns caused by the reorganization proceedings. Of the $28.1 million revenue decline, approximately $8 million was due to the locations sold during 2000. At locations in operation throughout the years ended December 31, 2000 and 1999, funeral revenue declined approximately $20 million, or 3.6%, to approximately $549 million, compared to approximately $569 million in 1999, due primarily to a 3.0% decline in the number of funeral services performed.

    The Predecessor's pre-need funeral contracts written decreased to approximately $119 million in 2000 from approximately $168 million in 1999. Dispositions of funeral homes in 2000 and 1999 as well as changes to the sales commission structure intended to enhance the Predecessor's cash flow contributed to the decline in the generation of pre-need funeral contracts. The Predecessor estimated that it had a backlog of approximately $1.2 billion in pre-need funeral contracts as of December 31, 2000. At January 1, 2000, when the Predecessor implemented SAB 101, approximately $92 million was recorded representing amounts received but not required to be placed in trust, and interest earnings on amounts in trust, which had previously been recognized in revenue. During 2000, the Predecessor recognized approximately $6.1 million of this amount in funeral revenue. Pre-need funeral services comprised approximately 22% of the annual funeral services performed by the Predecessor in 2000 and 23% in 1999.

    Overall funeral gross margin, as a percentage of funeral revenue, decreased to 29.9% for the year ended December 31, 2000, from 31.6% in 1999, principally as a result of lower revenues and higher fixed costs at locations not sold, and a less than commensurate reduction in location operating costs.

    Cemetery revenue decreased $60.8 million, or 18.8%, to $263.2 million for the year ended December 31, 2000, from $324.0 million in 1999. The at-need cemetery revenue for 2000 decreased approximately $16 million, or 16%, to approximately $85 million for the year ended December 31, 2000, from approximately $101 million in 1999. Of the decline of $16 million, approximately $7 million was due to locations sold during 2000. Pre-need cemetery revenue declined $38 million in 2000, however as noted, due to the change in accounting policy for pre-need revenue, the pre-need revenue is not comparable between 2000 and 1999.

    Pre-need cemetery contracts written during the year ended December 31, 2000, were approximately $94 million, a decrease of approximately $107 million, compared to 1999, of which approximately $30 million was attributable to locations sold. The remaining decline in pre-need cemetery contracts written of approximately $77 million was primarily due to the Predecessor's implemented changes to contract terms and commission structures related to its pre-need cemetery contracts. These changes resulted in a reduced sales force and number of contracts written, as the contract terms were less attractive to the customer, but generated significantly better cash flow to the Predecessor. Though improving cash flow, the shorter contract terms and larger down payments, as well as the impacts of a lower number of pre-need cemetery contracts written, negatively impacted finance income, down approximately $9 million in the year ended December 31, 2000, compared to 1999.

    Overall cemetery gross margin, as a percentage of cemetery revenue, increased to 31.9% for the year ended December 31, 2000, from 16.3% in 1999. As noted above, as a result of implementing SAB 101 as of January 1, 2000, the cemetery operating results for 2000 and 1999 are not comparable. However, excluding the net SAB 101 adjustment of approximately $35 million in 2000, the 2000 cemetery gross margin would have been approximately 22%. On this basis, the increase over the 1999 cemetery gross margin was primarily due to cost reductions achieved and lower provision for accounts receivable cancellations, due to improved pre-need contract terms, better collections, and fewer delinquencies.

    Insurance revenue decreased 5.0% to $87.6 million for 2000 from $92.2 million in 1999. Overall insurance gross margin as a percentage of insurance revenue decreased to 6.5% for 2000 from 15.6% in 1999, primarily due to realized investment losses and a provision for litigation costs.

    General and administrative expenses were reduced 22.4%, or $20.3 million, to $70.6 million for the year ended December 31, 2000 from $90.9 million in 1999. The decrease in general and administrative expenses for the year ended
December 31, 2000 was primarily due to the closure of the Trevose corporate office in the second quarter of 1999, the termination of various strategic initiatives subsequent to the Chapter 11 and the Creditors Arrangement Act filings and the Predecessor's continuing program to operate more efficiently and implement system improvements during 2000. General and administrative expenses, as a percentage of revenue, decreased to 7.6% for the year ended December 31, 2000 from 8.9% in 1999, due to the reduction in costs, partially offset by the effect of reduced revenues.

    Depreciation and amortization expenses decreased to $57.0 million for the year ended December 31, 2000 from $64.0 million in 1999, primarily due to dispositions made in 2000 and 1999, and asset impairment provisions recorded in 2000 and 1999. As a percentage of revenue, depreciation was 6.1% for the year ended December 31, 2000, a slight decrease from 6.3% in 1999, as the decline in depreciation expense was partially offset by the effects of the revenue decline.

    The Predecessor recorded a pre-tax asset impairment of long-lived assets of $116.9 million in 2000, as compared to $428.2 million in 1999, due to revised estimates of expected cash flows for the long-lived assets of locations expected to be sold. A gain on sale of locations of $5.6 million in 2000, represented primarily the gain realized at the time of disposition on deferred pre-need funeral and cemetery contracts. A loss of $1.1 million was recorded in 1999.

    Interest expense on long-term debt decreased by $75.4 million to $12.4 million for the year ended December 31, 2000, from $87.8 million in 1999. The decrease was primarily a result of the suspension of post-Petition Date interest expense and payments for under-secured and unsecured debt obligations resulting from the Chapter 11 and Creditors Arrangement Act filings. Contractual interest expense not recorded on certain pre-Petition Date debt obligations amounted to $153.9 million and $94.9 million for the years ended December 31, 2000 and 1999, respectively.

    Reorganization costs decreased to $45.9 million for the year ended
December 31, 2000, from $92.8 million in 1999. These costs, before offsetting interest income of $4.7 million (1999 -- $0.6 million), primarily consisted of $36.7 million for professional fees for legal, accounting and consulting services provided to the Debtors and the Creditors' Committee in connection with the Debtors' reorganization under Chapter 11 and the Creditors Arrangement Act, $7.3 million for the Predecessor's Key Employee Retention Plan, and
$6.6 million for the write-off of costs associated with executory contracts submitted for rejection by the Debtors. Total reorganization costs since the Petition Date applicable to the Debtors' reorganization amounted to $138.7 million as at December 31, 2000.

    Income tax expense for the year ended December 31, 2000 was $22.5 million, compared to an income tax benefit of $49.7 million in 1999. The Predecessor was not able to realize a significant income tax benefit associated with the provision for asset impairment and the reorganization costs recorded in the years ended December 31, 2000 and 1999, because these items were generally not deductible for tax purposes or realization of the associated deferred tax benefits was not considered more likely than not. Future income and losses, and the disposition of certain locations, may require the Predecessor or the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of the liability for deferred income taxes recorded on the balance sheet at December 31, 2000.

    As a result of the implementation of SAB 101 effective January 1, 2000, the Predecessor recorded a charge for the cumulative effect of accounting change of $986.8 million (net of income taxes of $108.7 million) for the year ended December 31, 2000.

    The statement of cash flows for the year ended December 31, 2000 reflected cash provided from operations of $147.8 million, compared to $33.1 million in 1999, primarily due to the suspension of interest on under-secured and unsecured debt obligations for a full year, as a result of the Chapter 11 and the Creditors Arrangement Act filings and the improved cash flow from cemetery operations.

DISPOSITIONS

    In December 1999, the Predecessor announced its intention to dispose of 201 funeral homes and 170 cemeteries in the United States that did not meet its strategic objectives, based on geographic location or financial performance. In January 2000, the Bankruptcy Court approved the Predecessor's disposition process for the locations identified. In addition, other properties not in the initial group were periodically disposed of after obtaining Bankruptcy Court approval. During 2000, the Predecessor sold 101 funeral homes and 33 cemeteries for net proceeds of $36.1 million. During the year ended December 31, 2001, the Predecessor sold 124 funeral homes and 119 cemeteries for net proceeds of $105.8 million.

                  FORWARD-LOOKING STATEMENTS AND RISK FACTORS

FORWARD-LOOKING STATEMENTS

    Certain statements made in this Form 10-K, including certain statements made in the section entitled "Quantitative and Qualitative Disclosures about Market Risk," in other filings made with the SEC, and elsewhere (including oral statements made on behalf of the Company) are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and
Section 21E(i) of the Securities Exchange Act of 1934. The words "believe," "may," "will," "estimate," "continues," "anticipate," "intend," "expect" and similar expressions identify these forward-looking statements. Certain events or circumstances, including those described below under the caption "Risk Factors," could cause actual results to differ materially from those estimated, projected or predicted. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RISK FACTORS

    In addition to other information in this Form 10-K, the following important factors, among others, could cause future results to differ materially from estimates, predictions or projections.

FUTURE REVENUES ARE UNCERTAIN

    1. VOLUME, MIX AND MARGINS. Revenue is significantly affected by the volume of services rendered and the mix and pricing of services and products sold. Cemetery revenues are also significantly affected by the fulfillment of previously sold pre-need cemetery contracts and the writing of pre-need cemetery contracts for interment rights. Margins are affected by changes in revenue, their related costs and the level of fixed costs in operating our funeral homes and cemeteries. Further, revenue and margins may be affected by competitive pricing strategies.

    2. NUMBER OF PRE-NEED CONTRACTS WRITTEN IS DEPENDENT UPON AN ADEQUATE SALESFORCE. The level of pre-need contracts written is dependent upon maintaining an adequate salesforce. Accordingly, the future success of the Company is dependent upon the Company's ability to attract, train and retain an adequate number of salespeople.

    3. TRUST INCOME IS SUBJECT TO MARKET CONDITIONS. Cemetery revenue is impacted by the trust income on perpetual care trust funds which is recognized when the trust income is earned. Trust income on funeral and cemetery merchandise and service trust funds is deferred and revenue is recognized when the underlying merchandise and service obligations are fulfilled. The level of trust income is largely dependent on yields available in connection with the investment of the balances held in such trust funds. Available yields may be subject to significant fluctuations in response to conditions in the economy in general.

    4. THE DEATH RATE MAY DECREASE. The death rate in the United States declined approximately 1% in 1997 and approximately 2% in 1998, reversing a trend of an approximate 1% increase per year since 1980. However, for the combined two-year period from 1998 to 2000, the death rate has declined by less than 1%. Industry studies indicate that the average age of the population is increasing. The financial results of the Company may be affected by any decline in the death rate.

    5. THE RATE OF CREMATION IS INCREASING. There is an increasing trend in the United States toward cremation. According to industry studies, cremations represented approximately 26% of the burials performed in the United States in 2000, as compared with approximately 10% in 1980, and this percentage has been increasing by approximately 1% annually over the past five years. Compared to traditional funeral services, cremations have historically generated similar gross profit percentages but lower revenues. A substantial increase in the rate of cremations performed by the Company could have a material adverse effect on the results of operations of the Company.

    6. DISPOSITIONS. Revenue is also affected by dispositions. The Predecessor's recent dispositions of funeral and cemetery properties had a significant and adverse impact on the Predecessor's revenue. The Company's future revenue may be similarly affected.

THE COMPANY HAS SUBSTANTIAL DEBT

    1. SUBSTANTIAL LEVERAGE WILL CONTINUE. The Company's total carrying value of long-term indebtedness (including the current portion thereof) is $835.6 million. While the Company believes that future operating cash flow, together with financing arrangements, will be sufficient to finance operating requirements under the Company's business plan, the Company's leverage and debt service requirements could make it more vulnerable to economic downturns in the markets the Company intends to serve or in the economy generally. The Company's indebtedness could restrict its ability to obtain additional financing in the future and, because the Company may be more leveraged than certain of its competitors, could place the Company at a competitive disadvantage.

    2. DEBT INSTRUMENTS CONTAIN RESTRICTIVE COVENANTS THAT MAY LIMIT LIQUIDITY AND CORPORATE ACTIVITIES. The Exit Financing Facility and the indentures governing the Five-Year Secured Notes, the Two-Year Unsecured Notes, the Seven-Year Unsecured Notes, the Convertible Subordinated Notes and the Rose Hills debt contain covenants that impose operating and financial restrictions on the Company. For example, these covenants restrict the ability of Alderwoods Group, and most of its subsidiaries, to incur additional indebtedness, prepay indebtedness, allow liens on assets, sell stock or other assets without using proceeds thereof to reduce the indebtedness of the Company, engage in mergers or acquisitions, make investments or pay dividends or distributions (other than to Alderwoods Group or certain of its subsidiaries). These covenants could prohibit the Company from making acquisitions and adversely affect the Company's ability to finance future operations by limiting the incurrence of additional indebtedness or requiring equity issuance proceeds to be applied to reduce indebtedness. In addition, the Company is required to achieve specified earnings to fixed charges ratios and specified levels of tangible net worth. Adverse operating results could cause the Company to be unable to achieve these financial ratios and tests, in which event, unless the Company were able to obtain appropriate waivers with respect to non-compliance, certain of the Company's long-term debt would be in default and the holders thereof could accelerate the maturities of such debt.

    3. SUBSIDIARY STOCK IS SUBJECT TO SECURITY INTERESTS. The capital stock of subsidiaries directly owned by Alderwoods Group or a subsidiary guarantor of the Exit Financing Facility is subject to various liens and security interests, subject to percentage limitations in the case of foreign subsidiaries. If a holder of a security interest becomes entitled to exercise its rights as a secured party, it would have the right to foreclose upon and sell or otherwise transfer the collateral subject to its security interest, and the collateral accordingly would be unavailable to Alderwoods Group or the subsidiary owning the collateral, except to the extent, if any, that the value of the affected collateral exceeds the amount of indebtedness in respect of which such foreclosure rights are exercised.

    4. THE SECURITY FOR THE FIVE-YEAR SECURED NOTES MAY NOT BE SUFFICIENT TO SECURE PAYMENTS. The Company's obligations under the Five-Year Secured Notes Indenture is secured by collateral which consists of (i) all personal property (other than capital stock) and (ii) the material funeral home real property assets pledged under the Exit Financing Revolving Credit Facility of the Company and certain of its wholly owned subsidiaries. The rights of the holders of the Five-Year Notes to this collateral will be subordinate to those of the lenders under the Exit Financing Revolving Credit Facility. The proceeds from the sale of this collateral may not be sufficient to satisfy amounts due on the Five-Year Secured Notes.

    If, upon a foreclosure on the collateral, the proceeds from the sale of such collateral is insufficient to satisfy the entire amount due on the Five-Year Secured Notes, the claim by the holders of the Five-Year Secured Notes against the Company for this deficiency would rank equally with the claims of the other general, unsubordinated creditors of the Company. The remaining assets of the Company may not be sufficient to satisfy this deficiency.

    5.  CERTAIN DEBT IS EFFECTIVELY SUBORDINATED TO OBLIGATIONS OF
SUBSIDIARIES. The Company principally is a holding company, and therefore its right to participate in any distribution of assets of any subsidiary upon that subsidiary's dissolution, winding-up, liquidation or reorganization or otherwise is subject to the prior claims of creditors of that subsidiary, except to the extent that the Company may be a creditor of that subsidiary and its claims are recognized. There are various legal limitations on the extent to which some of the subsidiaries of the Company may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, the Company or its other subsidiaries. The Five-Year Secured Notes, the Two-Year Unsecured Notes, the Seven-Year Unsecured Notes and the Convertible Subordinated Notes are effectively subordinated to all indebtedness and other obligations of the subsidiaries except to the extent that those subsidiaries have guaranteed that obligations of the Company to pay amounts due on the Five-Year Secured Notes, the Two-Year Unsecured Notes, the Seven-Year Unsecured Notes or the Convertible Subordinated Notes, as applicable.

    6. THERE IS NO ESTABLISHED MARKET FOR CERTAIN DEBT; VOLATILITY IS POSSIBLE. No established market exists for the Five-Year Secured Notes, the Two-Year Unsecured Notes, the Seven-Year Unsecured Notes and the Convertible Subordinated Notes.

    There can be no assurance that an active market therefor will develop or as to the degree of price volatility in any such particular market. Accordingly, no assurance can be given that a holder of the Five-Year Secured Notes, the Two-Year Unsecured Notes, the Seven-Year Unsecured Notes or the Convertible Subordinated Notes will be able to sell such securities in the future or as to the price at which any such sale may occur. If such markets were to exist, the Five-Year Secured Notes, the Two-Year Unsecured Notes, the Seven-Year Unsecured Notes or the Convertible Subordinated Notes could trade at prices higher or lower than the face amount thereof, depending on many factors, including prevailing interest rates, markets for similar securities, industry conditions and the performance of, and investor expectations for the Company.

THE TAX RATE IS UNCERTAIN

    1. EFFECTIVE INCOME TAX RATE. The Company expects that its effective income tax rate for 2002 and beyond may vary significantly from the statutory tax rate because (i) the losses incurred in particular jurisdictions may not reduce cash taxes in other jurisdictions, and (ii) there are differences between foreign and U.S. income tax rates.

    2.  ONGOING TAX AUDIT COULD IMPACT PRIORITY TAX CLAIMS AND TAX
RATE. Although the Company does not presently anticipate that any material payment will be made to the Internal Revenue Service on account of certain tax claims given a priority status under the Bankruptcy Code, the Debtors' 1993 through 1998 tax years remain under audit by the Internal Revenue Service, and, as a result, the Internal Revenue Service could assert additional claims against the Debtors that could, if sustained, result in material adjustments to recorded tax assets and liabilities.

CAPITAL STOCK: LACK OF ESTABLISHED MARKET AND DIVIDENDS NOT ANTICIPATED

    1. THERE IS LIMITED TRADING HISTORY FOR THE COMMON STOCK AND THE WARRANTS; VOLATILITY IS POSSIBLE. In January 2002 the Company's Common Stock and Warrants commenced trading on Nasdaq. Due to the limited trading history of the Company's Common Stock and Warrants, there can be no assurance that an active market for the Common Stock and Warrants will develop or, if any such market does develop, that it will continue to exist or as to the degree of price volatility in any such market that does develop. Moreover, the Common Stock and Warrants were issued pursuant to the Plan to holders of claims in several classes of creditors, some of which may prefer to liquidate their investment rather than hold it on a long-term basis. Accordingly, it is anticipated that the market for the Common Stock and Warrants will be volatile, at least for an initial period after the Effective Date. In addition, the market price of the Common Stock and

Warrants may be subject to significant fluctuations in response to numerous factors, including variations in the Company's annual or quarterly financial results or those of its competitors, changes by financial analysts in their estimates of the future earnings of the Company, conditions in the economy in general or in the funeral industry in particular or unfavorable publicity. Additionally, there can be no assurance that the market value of the Common Stock will exceed the exercise price of the Warrants at any time prior to their expiration.

    2. DIVIDENDS ARE NOT ANTICIPATED; PAYMENT OF DIVIDENDS IS SUBJECT TO RESTRICTION. Alderwoods Group is not expected to pay any dividends on the Common Stock in the foreseeable future. In addition, covenants in the respective indentures governing the Five-Year Secured Notes, the Two-Year Unsecured Notes, the Seven-Year Unsecured Notes and the Convertible Subordinated Notes and in the Exit Financing Facility restrict the ability of Alderwoods Group to pay dividends and may prohibit the payment of dividends and certain other payments. Certain institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in the Common Stock.

    3. CERTAIN PROVISIONS IN OUR CHARTER DOCUMENTS AND RIGHTS PLAN HAVE ANTI-TAKEOVER EFFECTS. Certain provisions of the certificate of incorporation and bylaws, of Alderwoods Group, as well as the General Corporation Law of the State of Delaware, may have the effect of delaying, deferring or preventing a change in control of Alderwoods Group. Such provisions, including those providing for the possible issuance of preferred stock of Alderwoods Group without stockholder approval, regulating the nomination of directors and eliminating stockholder action by written consent may make it more difficult for other persons, without the approval of the Board of Directors (the "Board of Alderwoods Group"), to make a tender offer or otherwise acquire substantial amounts of the Common Stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder's best interest. Additionally, the Company's short-term stockholder rights plan, which was adopted by the Board of Alderwoods Group on March 6, 2002, and became effective on March 26, 2002, may also delay, defer or prevent a change of control of Alderwoods Group. Under the rights plan, each outstanding share of Common Stock has one right attached that trades with the Common Stock. Absent prior action by the Board of Alderwoods Group to redeem the rights or amend the rights plan, upon the consummation of certain acquisition transactions, the rights would entitle the holder thereof (other than the acquiror) to purchase shares of Common Stock at a discounted price in a manner designed to result in substantial dilution to the acquiror.

LIMITED COMPARABILITY TO PREDECESSOR

    1. HISTORICAL FINANCIAL INFORMATION WILL NOT BE COMPARABLE. As a result of the consummation of the Plan, Alderwoods Group operates the businesses previously operated by the Loewen Companies under a new capital structure and has adopted fresh start reporting. In addition, historically the financial statements of the Predecessor have not consolidated the assets, liabilities and results of operations of Rose Hills as will the financial statements of Alderwoods Group, and in the future the consolidated financial statements of Alderwoods Group will not reflect the assets, liabilities or results of operations of properties that, as part of the program to dispose of non-strategic assets, have been or will be sold or otherwise disposed of. Furthermore, as a result of the application of fresh start reporting on the Effective Date, the Company's gross margins on pre-need contracts entered into after the Effective Date, will be significantly higher than gross margins on similar contracts entered into prior to the Effective Date. Accordingly, the financial condition and results of operations of Alderwoods Group from and after the Effective Date will not be comparable to the financial condition or results of operations reflected in the historical financial statements of the Predecessor, including the consolidated financial statements of the Predecessor included elsewhere in this Form 10-K.

OTHER RISK FACTORS

    1. FEDERAL, STATE AND LOCAL REGULATIONS MAY CHANGE TO THE DETRIMENT OF ALDERWOODS GROUP. The Company's operations are subject to regulation, supervision and licensing under numerous federal, state and local laws, ordinances and regulations, including extensive regulations concerning trust funds, pre-need sales of funeral and cemetery products and services, environmental matters and various other aspects of the business. The impact of such regulations varies depending on the location of funeral homes and cemeteries. From time to time, states and regulatory agencies have considered and may enact additional legislation or regulations that could affect the Company. For example, additional legislation or regulations requiring more liberal refund and cancellation policies for pre-need sales of products and services or prohibiting door-to-door or telephone solicitation of potential customers could adversely impact sales, resulting in lower gross revenues. Similarly, additional legislation or regulations increasing trust requirements could reduce the amount of cash available to the Company for other purposes. Additional legislation or regulations prohibiting the common ownership of funeral homes and cemeteries in the same market could adversely impact both sales and costs and expenses in the affected markets. If adopted in the states in which the Company operates, additional legislation or regulations such as these could have a material adverse effect on the results of operations of the Company.

    2. ALDERWOODS GROUP PRINCIPALLY IS A HOLDING COMPANY. Alderwoods Group principally is a holding company, and therefore its right to participate in any distribution of assets of any subsidiary upon that subsidiary's dissolution, winding-up, liquidation or reorganization or otherwise is subject to the prior claims of creditors of that subsidiary, except to the extent that Alderwoods Group may be a creditor of that subsidiary and its claims are recognized. There are various legal limitations on the extent to which some of the subsidiaries of Alderwoods Group may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, Alderwoods Group or its other subsidiaries.

    3. OUTCOME OF NAFTA CLAIMS IS IMPOSSIBLE TO PREDICT. In October 1998, Loewen Group filed the NAFTA Claims against the government of the United States seeking damages under the arbitration provisions of NAFTA. Pursuant to the Plan, Loewen Group, through a series of transactions, transferred to Loewen International all of its assets, excluding only bare legal title to the NAFTA Claims, and transferred to Loewen International the right to any and all proceeds from the NAFTA Claims. In addition, pursuant to the Plan, an undivided 25% interest in the proceeds, if any, of the NAFTA Claims as such proceeds may be adjusted as a result of the arbitration contemplated by the letter agreement between Loewen Group and Raymond L. Loewen, dated May 27, 1999 (the "NAFTA Arbitration Agreement"), less (a) any amounts payable under paragraph 3 of the NAFTA Arbitration Agreement and (b) any amounts payable pursuant to the contingency fee letter agreement between Jones, Day, Reavis & Pogue and Loewen Group, dated July 25, 2000, was transferred to the Liquidating Trust. Although the Company believes that these actions should not affect the NAFTA Claims, the government of the United States, respondent in the NAFTA proceeding, has asserted that these actions have divested the Arbitration Tribunal of jurisdiction over some or all of the claims. The Company does not believe that it is possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of the damages, if any, that may be awarded, or the proceeds, if any, that may be received in respect of the NAFTA Claims.

    4. IMPLEMENTATION OF NEW CEMETERY CONTRACT MANAGEMENT SYSTEM. Although completed during 2001 for most locations, the Company will continue to finish its implementation of the new cemetery contract management system for a few remaining locations during 2002. The new cemetery contract management system provides for the recording and tracking of individual items and their respective deferred revenue fair values on cemetery contracts. In the December 31, 2001 Alderwoods Group balance sheet, due to certain locations not yet being established on the new system, deferred revenue was partially estimated based on a sample from the uncompleted locations. Management believes this process provided a reasonable basis for such estimate. However, as the implementation is completed during 2002, adjustments may be required to be made to the estimated deferred revenue.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's major market risk exposures are to changing interest rates and currency exchange rates and to equity prices. The market risk exposure discussion below provides information about market-sensitive financial instruments and constitutes "forward-looking statements," which involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

    The Company's exposure to interest rate fluctuations resides primarily in the United States, and the Company's exposure to currency exchange rate fluctuations resides primarily in investments in Canada and, to a lesser extent, the United Kingdom, each of which is generally stable politically and economically and is not highly inflationary. None of the Company's foreign net assets are subject to significant translation risk. The Company has not entered into any derivative instruments at December 31, 2001, that are intended to manage foreign currency risk.

    The Company intends to implement strategies to manage its mix of floating and fixed rate debt through the use of derivatives, primarily in the form of interest rate and currency swap transactions. No such instruments were in place at December 31, 2001.

    The Company's debt instrument sensitivity to floating interest rates is based on the Company's floating rate debt being based in the United States. Accordingly, changes in U.S. interest rates can affect the interest paid on the Company's floating rate debt. To reduce the impact of fluctuations in U.S. interest rates, the Company manages the proportion of fixed to floating rates in the debt structure. Currently, the Company's total fixed rate debt is $768.2 million, representing approximately 93% of total debt, and has a weighted average rate of 11.43%. The Company's floating rate exposure of $61.6 million, represents 7% of total debt and has a weighted average rate of approximately 4.9%. A one percent change in the applicable floating rate indices would cause an approximately $0.6 million change in the Company's annual interest expense.

    The Company's exposure to equity prices resides primarily in the United States. The sale of pre-need funeral contracts, pre-need cemetery merchandise and insurance products results in the Company having significant investment in, or managing trusts that have significant investment in, mutual funds and equity securities which are sensitive to current market prices. Fluctuations in interest and equity market rates on investments held in pre-need funeral trusts and pre-need cemetery merchandise trusts do not result in significant current income fluctuation, as the income is not realized until services are performed. Investments of pre-need cemetery merchandise trusts and insurance invested assets are currently predominately in fixed income securities. The Company manages the mix of equities and fixed income securities in accordance with policies set by an investment committee comprised of members of senior management. The investment committee sets and modifies the mix of investments with the assistance of independent professional financial advisors. The policy emphasizes a conservative approach while maintaining acceptable levels of income and capital appreciation.

    The principal cash flows and the related weighted average interest rates as of December 31, 2001, are presented below. The carrying values of the Company's debt instruments equal their fair values at December 31, 2001, as a result of the adoption of fresh start reporting, and are included in Note 6 to the Company's Consolidated Balance Sheet.

                    QUANTITATIVE DISCLOSURE OF MARKET RISKS

                                                  EXPECTED MATURITY DATE
                             -----------------------------------------------------------------
                               2002       2003       2004       2005       2006     THEREAFTER    TOTAL
                             --------   --------   --------   --------   --------   ----------   --------
                                                  (THOUSANDS OF DOLLARS)
LIABILITIES
Fixed rate US $ debt.......   $8,400    $19,500    $155,000   $33,000    $42,500     $509,800    $768,200
  Average rate.............    11.45%     11.48%      11.72%    11.77%     11.84%       11.86%      11.43%
Floating rate US $ debt       $9,000    $52,600    $     --   $    --    $    --     $     --    $ 61,600
  Average rate.............     4.90%      4.90%         --        --         --           --        4.90%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
ALDERWOODS GROUP, INC., CONSOLIDATED BALANCE SHEET

  Report of Independent Accountants.........................     36

  Consolidated Balance Sheet as of December 31, 2001........     37

  Notes to the Consolidated Balance Sheet...................     38

THE LOEWEN GROUP INC., CONSOLIDATED FINANCIAL STATEMENTS
  (PREDECESSOR) (1)

  Report of Independent Accountants.........................     61

  Consolidated Balance Sheets as of December 31, 2001 and
    2000....................................................     62

  Consolidated Statements of Operations for the Years Ended
    December 31, 2001, 2000 and 1999........................     63

  Consolidated Statements of Stockholders' Equity for the
    Years Ended December 31, 2001, 2000 and 1999............     64

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2001, 2000 and 1999........................     65

  Notes to the Consolidated Financial Statements............     66

------------------------

(1) ALTHOUGH NOT COMPARABLE, CERTAIN CONSOLIDATED FINANCIAL INFORMATION AND OTHER INFORMATION OF THE LOEWEN GROUP INC. MAY BE OF LIMITED INTEREST TO STOCKHOLDERS OF THE COMPANY, AND HAS BEEN INCLUDED IN THE ANNUAL REPORT ON FORM 10-K FOR 2001, 2000 AND 1999.

                             ALDERWOODS GROUP, INC.
                      (SUCCESSOR TO THE LOEWEN GROUP INC.)

    THE FOLLOWING ALDERWOODS GROUP, INC. CONSOLIDATED BALANCE SHEET ISSUED SUBSEQUENT TO THE PLAN BECOMING EFFECTIVE IS NOT COMPARABLE WITH THE CONSOLIDATED FINANCIAL STATEMENTS ISSUED BY THE LOEWEN GROUP INC. PRIOR TO THE PLAN IMPLEMENTATION, DUE TO THE SIGNIFICANT CHANGES IN THE FINANCIAL AND LEGAL STRUCTURE OF THE COMPANY AND THE APPLICATION OF FRESH START REPORTING, RESULTING FROM CONFIRMATION AND IMPLEMENTATION OF THE PLAN. ACCORDINGLY, THE COMPANY'S FRESH START CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2001, DOES NOT INCLUDE COMPARATIVE INFORMATION. CERTAIN CONSOLIDATED FINANCIAL INFORMATION OF THE LOEWEN GROUP INC. MAY BE OF LIMITED INTEREST TO THE STOCKHOLDERS OF THE COMPANY, AND HAS BEEN INCLUDED FOR 2001, 2000 AND 1999 ELSEWHERE IN THIS FORM 10-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Alderwoods Group, Inc.:

    We have audited the accompanying consolidated balance sheet of Alderwoods Group, Inc. as of December 31, 2001. In connection with our audit of the consolidated balance sheet, we also have audited the information with respect to the Company in financial statement Schedule II included in Item 14 of the Company's annual report on Form 10-K. The consolidated balance sheet and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated balance sheet and financial statement schedule based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the financial position of Alderwoods
Group, Inc. as of December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chartered Accountants
Vancouver, Canada

March 15, 2002

                             ALDERWOODS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                   AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS

                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
ASSETS
Current assets
  Cash and cash equivalents.................................   $  101,561
  Receivables, net of allowances............................       73,952
  Inventories...............................................       27,235
  Other.....................................................       23,345
                                                               ----------
                                                                  226,093

Pre-need funeral contracts..................................    1,010,646
Pre-need cemetery contracts.................................      480,972
Cemetery property...........................................      151,767
Property and equipment......................................      637,235
Insurance invested assets...................................      339,797
Deferred income tax assets..................................       16,250
Goodwill....................................................      565,838
Other assets................................................       74,505
                                                               ----------
                                                               $3,503,103
                                                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities..................   $  185,426
  Current maturities of long-term debt......................       17,396
                                                               ----------
                                                                  202,822

Long-term debt..............................................      818,252
Deferred pre-need funeral contract revenue..................    1,018,236
Deferred pre-need cemetery contract revenue.................      350,884
Insurance policy liabilities................................      304,825
Deferred income tax liabilities.............................       25,000
Other liabilities...........................................       43,732
                                                               ----------
                                                                2,763,751
                                                               ----------

Stockholders' equity
  Common stock, $0.01 par value, 100,000,000 shares
    authorized, 39,878,870 issued and outstanding...........          399
  Capital in excess of par value............................      738,953
                                                               ----------
                                                                  739,352
                                                               ----------
                                                               $3,503,103
                                                               ==========

COMMITMENTS AND CONTINGENCIES (NOTES 6, 9, 10 AND 11)

            SEE ACCOMPANYING NOTES TO THE CONSOLIDATED BALANCE SHEET

                             ALDERWOODS GROUP, INC.

                    NOTES TO THE CONSOLIDATED BALANCE SHEET

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 1.  NATURE OF OPERATIONS

    Alderwoods Group, Inc., a Delaware corporation, together with its subsidiaries (collectively, the "Company") is the second-largest operator of funeral homes and cemeteries in North America. As at December 31, 2001, the Company operated 825 funeral homes and 217 cemeteries and 65 combination funeral homes and cemeteries throughout North America and 32 funeral homes in the United Kingdom.

    The Company's funeral operations encompass making funeral, cemetery and cremation arrangements on an at-need or pre-need basis. The Company's funeral operations offer a full range of funeral services, including the collection of remains, registration of death, professional embalming, use of funeral home facilities, sale of caskets and other merchandise and transportation to a place of worship, funeral chapel, cemetery or crematorium.

    The Company's cemetery operations assist families in making burial arrangements and offer a complete line of cemetery products (including a selection of burial spaces, burial vaults, lawn crypts, caskets, memorials, niches, mausoleum crypts and other merchandise), the opening and closing of graves and cremation services.

    The Company's insurance operations sell a variety of life insurance products, primarily to fund pre-need funeral services.

NOTE 2.  BASIS OF PRESENTATION

    The consolidated balance sheet includes the accounts of the Company and its subsidiaries. The Company is the successor to The Loewen Group Inc. (the "Predecessor") and its subsidiaries, including Loewen Group
International, Inc., a Delaware corporation ("Loewen International"). The consolidated balance sheet has been prepared using the U.S. dollar as the functional currency and is presented in accordance with accounting principles generally accepted in the United States.

EMERGENCE FROM REORGANIZATION PROCEEDINGS

    On June 1, 1999 (the "Petition Date"), the Predecessor and each of approximately 850 United States subsidiaries (including Loewen International) and one foreign subsidiary voluntarily filed a petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court"). Concurrent with the Chapter 11 filing, the Predecessor and 117 Canadian subsidiaries voluntarily filed an application for creditor protection under the Companies' Creditors Arrangement Act with the Ontario Superior Court of Justice, Toronto, Ontario, Canada (the "Canadian Bankruptcy Court") (together with the U.S. Bankruptcy Court, the "Bankruptcy Courts"). Subsequent to the Petition Date, five additional subsidiaries of the Predecessor voluntarily filed petitions for creditor protection and 41 subsidiaries were voluntarily deleted.

    On December 5, 2001 and December 7, 2001, the U.S. Bankruptcy Court and the Canadian Bankruptcy Court, respectively, confirmed the Fourth Amended and Restated Joint Plan of Reorganization, as modified (the "Plan"), of the Predecessor and its subsidiaries under creditor protection (the "Debtors"). The Plan became effective on January 2, 2002 (the "Effective Date") and, for accounting and reporting purposes, is reflected as of December 31, 2001, because United States generally accepted accounting principles require that the financial statements reflect fresh start reporting as of the confirmation date or as of a later date, that is not subsequent to the Effective Date, when all material

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 2.  BASIS OF PRESENTATION (CONTINUED)
conditions precedent to the Plan becoming binding are resolved. Pursuant to the Plan, the Debtors altered their debt and capital structures and, among other things:

    - completed reorganization transactions that resulted in the ultimate parent company in the corporate structure being the Company, which was renamed from Loewen International and now operates the existing businesses of the Predecessor and Loewen International;

    - transferred all of the assets of the Predecessor to the Company at fair value, except for an aggregate cash amount of $133,500,000, which was transferred prior to December 31, 2001, by the Predecessor to a disbursing agent for the sole benefit of certain of the Predecessor's creditors;

    - cancelled the stock of certain direct and indirect subsidiaries of the Predecessor, other than that stock which was owned by the Predecessor or its direct or indirect subsidiaries;

    - paid or issued a combination of cash, new Common stock of the Company, warrants to purchase new Common stock of the Company and new long-term debt (see Note 6) to certain holders of liabilities subject to compromise that were cancelled;

    - satisfied certain administrative claims through the issuance of the Company's 12 1/4% Convertible Subordinated Notes Due 2012 in the aggregate principal amount of $24,679,000, which are convertible into the Company's Common stock at a conversion rate equal to $17.17 per share and 379,449 shares of the Company's Common stock, which resulted in the Company becoming the owner of all of the outstanding common stock of Rose Hills Holdings Corp. ("Rose Hills");

    - assumed, assumed and assigned, or rejected certain executory contracts and unexpired leases to which any Debtor was a party;

    - restructured and simplified the Company's and its subsidiaries' corporate structure; and

    - selected new boards of directors of the Company and its reorganized subsidiaries.

    Due to the significant changes in the financial structure of the Company and the application of fresh start reporting resulting from confirmation and implementation of the Plan, the consolidated balance sheet of the Company issued subsequent to the Plan implementation is not comparable with the consolidated financial statements issued by the Predecessor prior to the Plan implementation. Accordingly, the Company's fresh start consolidated balance sheet at December 31, 2001, does not include comparative information. Certain consolidated financial and other information concerning the Predecessor may be of limited interest to the stockholders of the Company, and has been included in this Form 10-K.

FRESH START REPORTING

    The Company has adopted fresh start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), which in turn requires application at the date of Plan implementation of purchase accounting principles, as prescribed by Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS No. 141"), which superceded Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations." In addition, SOP 90-7 requires the adoption of any new accounting principles concurrent with the adoption of fresh start reporting. As such, the Company has adopted Statement of Financial

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 2.  BASIS OF PRESENTATION (CONTINUED)
Accounting Standards No. 142, "Goodwill and Other Intangible Assets,"
("FAS No. 142"). As a result of the adoption of FAS No. 142, goodwill arising from the Company's reorganization will not be amortized. There is no impact upon adoption of the impairment provisions of FAS No. 142, because the Company has applied fresh start reporting concurrent with its adoption. Also concurrent with fresh start reporting, the Company adopted a revenue recognition policy relating to pre-need sales of interment rights which differs from that previously applied by the Predecessor (see Note 3).

    Under the principles of fresh start reporting, the Company is required to record the aggregate value of the Company based on the reorganization value as set forth in the Plan. The reorganization value of the Company was determined with the assistance of independent advisors and estimated at the midpoint of the total enterprise value range (I.E., the fair market value of the Company's debt and stockholders' equity), which was approximately $1.5 billion. The reorganization valuation utilized various valuation techniques, including comparable public company trading multiples, discounted cash flow analysis and comparable acquisition analysis.

    In accordance with the principles of "purchase" accounting, as prescribed by FAS No. 141 and FAS No. 142, the reorganization value was then allocated to the Company's identifiable tangible and intangible assets and liabilities based on their fair values, with the residual recorded as goodwill. As a result of the application of fresh start reporting, significant adjustments were made to the Company's historical assets and liabilities, as the fair values varied significantly from recorded amounts of the Predecessor immediately prior to the date of Plan adoption at December 31, 2001 (see Note 15).

    The following methods and assumptions were used to estimate the fair value of significant assets and liabilities at December 31, 2001:

    Cash and cash equivalents, receivables, inventories, other current assets, and accounts payable and accrued liabilities: The carrying amounts, which reflect provisions for uncollectible amounts and for inventory obsolescence, approximate fair value because of the short term to maturity of these current assets and liabilities.

    Pre-need funeral and cemetery contracts: For funeral and cemetery customer receivables, the fair value was determined as the present value of expected future cash flows discounted at the interest rate currently offered by the Company, which approximates market rates for loans of similar terms to customers with comparable credit risk. For amounts receivable from funeral and cemetery trusts, the fair value is based on quoted market prices of the underlying investments. Amounts receivable from third-party insurance companies are based on the face value of the policy plus accumulated annual insurance benefits. Pre-need funeral and cemetery contracts are recorded net of allowances for expected cancellations and refunds.

    Cemetery property: For developed land and undeveloped land, the fair value was estimated by discounting cash flows from the expected future sales of cemetery land, reduced by a reasonable profit margin. A maximum term of 30 years was assumed in determining projected sales revenue. Portions of the Company's cemetery land are situated in areas that cannot be developed due to geographic or regulatory restrictions. Such cemetery land, together with portions of land that are not required for sales during the next 30 years and for which the Company has no current plan to sell, were assigned a fair value of zero. For mausoleums and lawn crypts, the fair value was based on the replacement cost

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 2.  BASIS OF PRESENTATION (CONTINUED)
    for similar inventory. It is possible that the Company's future operations in the near term may result in recoveries on excess land sales that are different than those assumed in the estimates.

    Insurance invested assets and insurance policy liabilities: Insurance invested assets were stated at market based on quoted market prices. Policy liabilities were estimated and, together with future premiums and investment income, were considered to be sufficient to pay future benefits, dividends and expenses on insurance and annuity contracts. For traditional products, insurance policy liabilities were computed using the net level premium method based on estimated investment yields, withdrawals, mortality and other assumptions that were appropriate at the time that the policies were issued or, for policies acquired through acquisition, such assumptions were as of the purchase date. Estimates used were based on the Company's experience, as adjusted to provide for possible adverse deviation. Future policy benefits on investment-type contracts reflected the current account value before applicable surrender charges.

    Long-term debt: The fair value of the Company's long-term debt was estimated by discounting the future cash flows of each instrument at rates for similar debt instruments of comparable maturities.

    Deferred pre-need funeral and cemetery contract revenue: The fair value of deferred funeral and cemetery contract revenue was based on the larger of, as applicable, (i) the amount refundable to the customer, if the contract was written in a jurisdiction requiring refunds upon request by the customer or upon cancellation for non-payment; (ii) the current amount of an insurance policy representing the face value and accumulated annual insurance benefits; or (iii) the present value of the projected future cost to outsource the fulfillment of the pre-need obligation, based on the estimated current outsourcing cost and mortality, inflation and interest rate assumptions. It is possible deferred pre-need funeral and cemetery contract revenue could change materially in the near term as a result of actual servicing and cancellation experience.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated balance sheet includes the accounts of the Company and its subsidiary companies. All subsidiaries are wholly owned at December 31, 2001, except for a few companies with small minority interests.

    All significant intercompany balances have been eliminated in the consolidated balance sheet.

USE OF ESTIMATES

    The preparation of the consolidated balance sheet in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheet. As a result, actual amounts could significantly differ from those estimates.

FUNERAL OPERATIONS

    Sales of at-need funeral services are recorded as revenue when the service is performed.

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Pre-need funeral services provide for future funeral services, generally determined by prices prevailing at the time the contract is signed. The payments made under the contract, in part, are either placed in trust or are used to pay the premiums of life insurance policies under which the Company is designated as beneficiary. Pre-need funeral services contract amounts, together with related trust fund investment earnings and annual insurance benefits, are deferred until the service is performed. The Company estimates that trust fund investment earnings and annual insurance benefits exceed the increase in cost over time of providing the related services.

    Selling costs related to the sale of pre-need funeral services are expensed in the period incurred.

CEMETERY OPERATIONS

    Sales of cemetery merchandise and services and at-need cemetery interment rights are recorded as revenue when the merchandise is delivered or service is performed.

    Sales of pre-need cemetery interment rights are recognized in accordance with the retail land sales provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("FAS No. 66"). Accordingly, provided certain collectibility criteria are met, pre-need cemetery interment right sales of developed cemetery property are deferred until a specified minimum percentage of the sales price has been collected, while pre-need cemetery interment right sales of undeveloped cemetery property are deferred until the cemetery property is developed and a specified minimum percentage of the sales price has been collected. A portion of the proceeds from cemetery sales for interment rights is generally required by law to be paid into perpetual or endowment care trusts. Earnings of perpetual or endowment care trusts are recognized in current cemetery revenue and are used to defray the maintenance costs of cemeteries, which are expensed as incurred. The principal of these perpetual or endowment care trusts cannot be withdrawn by the Company, and therefore is not included in the Company's consolidated balance sheet.

    Pursuant to various state and provincial laws, a portion of the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trusts, which are included in pre-need cemetery contracts in the Company's consolidated balance sheet. Earnings on merchandise and services trust funds are recognized when the revenue of the associated merchandise or service is recognized.

    Selling costs related to the sale of pre-need cemetery contract revenues are expensed in the period incurred.

    Interest is imputed at a market rate for pre-need cemetery contracts that do not bear a market rate of interest.

INSURANCE OPERATIONS

    For traditional life and participating life products, premiums are recognized as revenue when due from policyholders. Benefits and expenses are associated with earned premiums to result in recognition of profits over the life of the policy contracts. This association is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs.

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Revenues from annuity contracts represent amounts assessed against contract holders. Such assessments are principally surrender charges. Policy account balances for annuities represent the deposits received plus accumulated interest less applicable accumulated administrative fees.

    Investment income, net of investment expenses, and realized gains and losses related to insurance invested assets are included within revenues.

    To the extent recoverable, certain costs of acquiring new insurance business have been deferred. Such costs consist of first-year commissions in excess of renewal rates, related fringe benefit costs, and direct underwriting and issuance costs.

    The deferred policy acquisition costs on traditional life products are amortized with interest over the anticipated premium-paying period of the related policies, in proportion to the ratio of annual premium revenue to be received over the life of the policies. Expected premium revenue is estimated by using the same mortality and withdrawal assumptions used in computing liabilities for future policy benefits. The amount of deferred policy acquisition costs is reduced by a provision for possible inflation on maintenance and settlement expenses.

    Also, the present value of future profits of acquired insurance business in force is amortized over the expected premium-paying period of the policies acquired.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash and term deposits with a term to maturity at acquisition of less than or equal to 90 days.

INVENTORIES

    Inventories are carried at the lower of cost, determined primarily on a specific identification basis or a first-in first-out basis, and net realizable value.

CEMETERY PROPERTY

    Cemetery property, including capitalized interest, consists of developed plots, lawn crypts, mausoleums or niches and undeveloped land, and is valued at average cost. Amounts are expensed as revenue from sales of cemetery property is recognized.

PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements........................  10 to 40 years
Automobiles.......................................  2 to 6 years
Furniture, fixtures and equipment.................  10 years
Computer hardware and software....................  3 to 6 years
Leasehold improvements............................  Over the term of the lease or life of the asset, if shorter

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
GOODWILL AND INTANGIBLE ASSETS

    Goodwill, resulting from reorganization value in excess of identifiable net assets, is not amortized, but tested annually for impairment. The Company's reporting units for goodwill are its reportable funeral and cemetery operating segments, and its two insurance reporting units.

    Identifiable intangible assets consist of deferred insurance policy acquisition costs, present value of future insurance business profits and acquired key employee covenants not to compete, which are amortized over their respective useful lives using a method reflecting the pattern in which such assets are consumed.

FINANCIAL INSTRUMENTS

    Financial instruments that potentially subject the Company to concentrations of credit or collection risk principally consist of cash and cash equivalents, customer receivables and receivables from trust and insurance companies presented on the balance sheet in pre-need funeral and cemetery contracts.

    The Company maintains its cash and cash equivalents with various financial institutions. As at December 31, 2001, the Company had approximately $70,000,000 of cash and cash equivalents at two financial institutions.

    Concentrations of credit risk with respect to customer receivables are minimal, due to the low dollar amount of each receivable, the large number of customers and the large dispersion of the receivables across many geographic areas.

    Receivables from trust and insurance companies represent customer payments on pre-need funeral contracts and pre-need cemetery contracts that are placed into state regulated trusts or used to pay premiums on life insurance contracts, generally do not subject the Company to significant collection risk. Insurance funded contracts are subject to supervision by state insurance departments and are protected in the majority of states by insurance guaranty acts. In addition, funds placed into certain state regulated trust are limited to federally insured deposits and or U.S. Government bonds. The Company's policies with respect to trust fund investments are specifically designed such that investments are diversified primarily within short term fixed maturity and equity securities and are maintained with various high quality and reputable financial institutions, as well as to minimize concentrations of credit risk by not maintaining disproportionately large balances in any one financial institution.

STOCK OPTION PLAN

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. However, as allowed by FAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described below, and has adopted the disclosure requirements of FAS No. 123.

    The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) interpretation of APB Opinion No. 25," to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Any compensation expense recorded is charged against operations over the service period, which generally matches the option vesting period.

INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided against deferred tax assets to the extent recoverability of the asset cannot be considered to be more likely than not.

    In accordance with the principles of fresh start reporting, any future reduction of valuation allowances established at the Effective Date will reduce goodwill or, if goodwill has been reduced to zero, increase capital in excess of par value.

FOREIGN CURRENCY TRANSLATION

    The assets and liabilities of the Company's foreign subsidiaries, which have a functional currency other than the U.S. dollar, are translated into U. S. dollars at the rates of exchange as at the balance sheet date, and revenue and expenses are translated at the average rates of exchange for the periods of operation. The net gains or losses arising from the translations are included in stockholder's equity as a component of accumulated other comprehensive income in the consolidated statement of stockholders' equity.

NOTE 4.  PRE-NEED FUNERAL ACTIVITIES

    The balance in pre-need funeral contracts represents customer receivables, amounts due from trust funds and third-party insurance companies related to unperformed, price-guaranteed, pre-need funeral contracts. The components of pre-need funeral contracts in the consolidated balance sheet are as follows:

                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Customer receivables........................................   $   52,486
Amounts receivable from funeral trusts......................      351,964
Amounts receivable from third-party insurance companies.....      628,987
Allowance for contract cancellations and refunds............      (22,791)
Insurance policies in force with subsidiary
  insurance company.........................................      120,346
                                                               ----------
Total value of pre-need funeral contracts...................    1,130,992
  less: Insurance policies in force with subsidiary
    insurance company.......................................     (120,346)
                                                               ----------
Pre-need funeral contracts..................................   $1,010,646
                                                               ==========

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 4.  PRE-NEED FUNERAL ACTIVITIES (CONTINUED)
    For pre-need funeral contract sales, an allowance for cancellations and refunds is provided at the date of sale based on management's best estimates and is offset against deferred pre-need funeral contract revenue.

    Amounts receivable from funeral trusts represents a portion of the proceeds from the sale of pre-need funeral services, deposited in accordance with state and provincial trusting laws with various financial institutions, together with accrued earnings. The Company will receive these amounts when the funeral service is performed. The carrying values of the amounts receivable from funeral trusts equals the fair values of the trust investments, which are as follows:

                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Short-term investments......................................    $144,646
Fixed maturities............................................     117,147
Equity securities...........................................      46,299
Other.......................................................      43,872
                                                                --------
                                                                $351,964
                                                                ========

NOTE 5.  PRE-NEED CEMETERY ACTIVITIES

PRE-NEED CEMETERY CONTRACTS

    The balance in pre-need cemetery contracts represents customer receivables and amounts due from trust funds related to unfulfilled, price-guaranteed, pre-need cemetery contracts. The components of pre-need cemetery contracts in the consolidated balance sheet are as follows:

                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Customer receivables........................................    $137,912
Unearned finance income.....................................     (12,802)
Allowance for contract cancellations and refunds............     (31,556)
                                                                --------
                                                                  93,554
Amounts receivable from cemetery trusts.....................     387,418
                                                                --------
                                                                $480,972
                                                                ========

    For pre-need cemetery contract sales, an allowance for cancellations and refunds is provided at the date of sale based on management's best estimates and is offset against deferred pre-need cemetery contract revenue.

    Amounts receivable from cemetery trusts represents a portion of the proceeds from the sale of pre-need merchandise and services, deposited in accordance with state and provincial trusting laws with various financial institutions, together with accrued earnings. The Company will receive these amounts

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 5. PRE-NEED CEMETERY ACTIVITIES (CONTINUED) when the merchandise is delivered or service is performed. The carrying values of the amounts receivable from cemetery trusts equals the fair values of the trust investments, which are as follows:

                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Short-term investments......................................    $ 50,364
Fixed maturities............................................     228,577
Equity securities...........................................     108,477
                                                                --------
                                                                $387,418
                                                                ========

PERPETUAL CARE TRUSTS

    The perpetual care trust funds are not included in the Company's consolidated balance sheet, as the principal of these trusts cannot be withdrawn by the Company. The carrying value of the trust investments was $259,520,000 at December 31, 2001.

    Investment earnings of perpetual care trust funds are recognized in cemetery revenue when realized and are used to defray the maintenance costs of cemeteries, which are expensed as incurred.

NOTE 6.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                DECEMBER 31, 2001
                                                      --------------------------------------
                                                        PARENT
                                                       COMPANY                   ALDERWOODS
                                                      ALDERWOODS                   GROUP
                                                        GROUP      ROSE HILLS   CONSOLIDATED
                                                      ----------   ----------   ------------
Revolving credit facility (a).......................   $     --     $     --      $     --
Bank credit agreement (b)...........................         --       61,581        61,581
11.00% Senior secured notes due in 2007 (c).........    250,000           --       250,000
9.50% Senior subordinated notes due in 2004 (d).....         --       76,800        76,800
12.25% Senior unsecured notes due in 2004 (e).......     49,599           --        49,599
12.25% Senior unsecured notes due in 2009 (f).......    330,000           --       330,000
12.25% Convertible subordinated notes due in
  2012 (g)..........................................     33,679           --        33,679
Promissory notes and capitalized obligations,
  certain of which are secured by assets of certain
  subsidiaries......................................     32,251        1,738        33,989
                                                       --------     --------      --------
                                                        695,529      140,119       835,648
Less, current maturities of long-term debt..........      7,698        9,698        17,396
                                                       --------     --------      --------
                                                       $687,831     $130,421      $818,252
                                                       ========     ========      ========

    In accordance with fresh start reporting, long-term debt is stated at fair value. Any resulting premium or discount is amortized over the term of the relevant debt and included in interest expense.

    (a) On January 2, 2002, the Company entered into a revolving credit facility (the "Credit Facility"). The Credit Facility has a maximum availability of the lesser of $75,000,000 (including $35,000,000

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 6.  LONG-TERM DEBT (CONTINUED)
       in the form of letters of credit) or an amount (determined pursuant to a borrowing base calculation) equal to the sum of (a) 80% of eligible accounts receivable plus (b) the lesser of (i) 50% of the value of eligible inventory and (ii) $15,000,000 plus (c) the lesser of (i) 25% of the book value of real property on which the collateral agent for the lenders has a first priority mortgage and (ii) $40,000,000 less (d) a reserve against borrowing availability set by the agent for the lenders. The Credit Facility will be used primarily to fund the Company's working capital needs and bears interest at a rate per annum equal to the Chase Bank Rate plus 1% or, at the Company's option, LIBOR plus 2.5%. A fee of 2.5% is charged on letters of credit and a commitment fee of 0.50% is charged on the unused portion of the Credit Facility. Material covenants include a requirement to maintain a minimum tangible net worth, monthly earnings to fixed charge coverage ratio and a yearly maximum on capital expenditure. The Credit Facility expires on January 2, 2003, and is secured by certain real property, and substantially all personal property of the Company and certain of its subsidiaries. At the Effective Date, the Company could not borrow under the Credit Facility until security was put in place on certain real property and an initial borrowing base was calculated.

    (b) Subsidiary credit agreement which provides for (1) a senior secured amortization extended term loan facility in an aggregate principal amount of $75,000,000, and (2) a senior secured revolving credit facility in an aggregate principal amount of $10,000,000. The subsidiary is required to maintain certain defined financial ratios. As of the Effective Date, the Company was accruing interest at 4.94% on its outstanding borrowings under the term loan facility. The Company pays a commitment fee of 0.5% on the unused portion of the revolving credit facility.

    (c) On January 2, 2002, the Company issued 11.00% Senior secured notes, due in 2007. Interest is payable semi-annually commencing on June 15, 2002. The notes are secured by all personal property (subject to certain restrictions) of the Company and certain of its subsidiaries, and certain funeral home real property assets of the Company, subordinated to the security interests securing the Credit Facility. The notes are redeemable at any time at the option of the Company at 100% of the stated principal amount, plus accrued and unpaid interest to (but not including) the redemption date. Furthermore, the notes are subject to mandatory redemption in the principal amount of $10,000,000, $20,000,000, $30,000,000 and $40,000,000, if such amounts are outstanding on January 2, 2003, January 2, 2004, January 2, 2005 and January 2, 2006, respectively.

    (d) Subsidiary 9.5% Senior subordinated notes, due November 15, 2004. The indenture limits the subsidiary's payment of dividends and repurchase of its common stock, and includes certain other restrictions and limitations on its indebtedness. Interest is payable semi-annually. The security for the notes is subordinate to the prior claims of the bank credit agreement. The carrying amount is net of a fair value discount of $3,200,000.

    (e) On January 2, 2002, the Company issued 12.25% Senior unsecured notes, due in 2004. Interest is payable semi-annually commencing on June 15, 2002. The notes are redeemable at the option of the Company, in whole or in part, at 100% of the stated principal amount, plus accrued and unpaid interest to (but not including) the applicable redemption date.

    (f) On January 2, 2002, the Company issued 12.25% Senior unsecured notes, due in 2009. Interest is payable semi-annually commencing on March 15, 2002. The notes are redeemable on January 2,

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 6.  LONG-TERM DEBT (CONTINUED)
       2005, at the option of the Company, in whole or in part, at a price equal to 106.25% of the stated principal amount if redeemed from January 2, 2005 to January 1, 2006, at a price equal to 103.125% of the stated principal amount if redeemed from January 2, 2006 to January 1, 2007 and at a price equal to 100% of the stated principal amount if redeemed on or after January 2, 2007, plus accrued and unpaid interest to (but not including) the applicable redemption date.

    (g) On January 2, 2002, the Company issued 12.25% Convertible subordinated notes, due in 2012. Interest is payable semi-annually commencing on March 15, 2002. The notes are convertible at the holders option at any time into the Company's Common stock at a price of $17.17 per share, adjusted for subsequent dividends, stock splits and issuance of rights, options and warrants. The carrying amount includes a fair value premium of $ 9,001,000. The notes are redeemable at the option of the Company, in whole or in part, at 100% of the stated principal amount, plus accrued and unpaid interest to (but not including) the applicable redemption date, provided however, that prior to January 2, 2004, the Company may not optionally redeem the notes unless the then-market price of the Common Stock is at least 15% greater than the then-applicable conversion price.

    The Credit Facility, 11% Senior secured notes, 12.25% Senior unsecured notes due in 2004, and 12.25% Senior unsecured notes due in 2009, are guaranteed by substantially all of Alderwoods Group's wholly-owned U.S. subsidiaries, other than Rose Hills, Alderwoods Group's insurance subsidiaries and certain other excluded subsidiaries. Alderwoods Group, the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several. There are no cross-guarantees of debt between the Company and Rose Hills.

    In certain change of control situations, the Company is required to make an offer to purchase the then-outstanding 11% Senior unsecured notes due in 2007, 12.25% Senior unsecured notes due in 2004 and 12.25% Convertible subordinated notes due in 2012, equal to 100% of the stated principal amount, and for the 12.25% Senior unsecured notes due in 2009, equal to 101% of the stated principal amount, plus accrued and unpaid interest to the applicable repurchase date.

    The Company will be required to apply net proceeds from the sale of specified properties to the redemption of the 12.25% Senior unsecured notes due in 2004, pursuant to procedures set forth in the indenture governing the 12.25% Senior unsecured notes due in 2004. Furthermore, the indentures governing the 11% Senior unsecured notes due in 2007, 12.25% Senior unsecured notes due in 2009 and 12.25% Convertible subordinated notes due in 2012 will prohibit the Company from consummating certain asset sales unless: (a) consideration at least equal to fair market value is received; and (b) except with respect to specified assets, not less than 75% of the consideration for the asset sale is paid in cash. Within 270 days of the receipt of net proceeds from any such asset sale, the Company will be obligated to apply such net proceeds at its option (or as otherwise required) as follows: (a) with respect to asset sales of specified properties, to pay the 12.25% Senior unsecured notes due in 2004; and (b) with respect to all other such asset sales, (i) to pay the Credit Facility and permanently reduce commitments with respect thereto, or the 12.25% Senior unsecured notes due in 2004, or (ii) to make capital expenditures or acquisitions of other assets in the same line of business as the Company or certain of its subsidiaries or businesses related thereto. To the extent the Company receives net proceeds from any such asset sale not applied in accordance with the immediately preceding sentence in excess of certain thresholds, the Company must offer to purchase 11% Senior unsecured notes due in 2007, 12.25% Senior unsecured notes

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 6.  LONG-TERM DEBT (CONTINUED)
due in 2009 or 12.25% Convertible subordinated notes due in 2012 (in that order) with such excess proceeds.

    Material covenants for the Redeemable Debt include restrictions placed on the Company and certain of its subsidiaries to incur additional indebtedness, pay dividends, repay subordinate or junior indebtedness, and encumber property or assets securing additional aggregate indebtedness in excess of $50,000,000.

    Maturities of long-term debt principal are as follows:

                                                              DECEMBER 31
                                                              ------------
2002........................................................    $ 17,396
2003........................................................      72,072
2004........................................................     154,995
2005........................................................      33,079
2006........................................................      42,545
Thereafter..................................................     509,760
                                                                --------
                                                                $829,847
                                                                ========

NOTE 7.  INSURANCE ACTIVITIES

    Insurance operation investments were recorded at fair value as a result of the application of fresh start reporting. Fixed maturity and equity securities are classified as available-for-sale and carried at fair value. Investments in debt and equity securities are evaluated for other than temporary impairments. Other than temporary impairment is reflected in current period income as a realized loss. It is possible that a significant change in economic conditions in the near term could result in losses that could be significant to the Company. Insurance invested assets consist of the following:

                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Available-for-sale
  Debt securities:
    U.S. Treasury and other Government obligations..........    $ 36,579
    U.S. state and political subdivisions...................      22,575
    Corporate...............................................     143,776
                                                                --------
  Total bonds...............................................     202,930
    Collaterized mortgages..................................      94,301
    Mortgaged-backed........................................      22,503
    Asset-backed............................................       6,012
                                                                --------
  Total available-for-sale..................................     325,746
Cash and short-term investments.............................       9,096
Other.......................................................       4,955
                                                                --------
                                                                $339,797
                                                                ========

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 7.  INSURANCE ACTIVITIES (CONTINUED)
    Maturities of fixed maturity securities, excluding mortgage-backed securities, collateralized mortgage obligations and asset-backed obligations are estimated as follows:

                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Due in one year or less.....................................    $  3,316
Due in one to five years....................................      47,909
Due in five to ten years....................................      61,521
Thereafter..................................................      90,184
                                                                --------
                                                                $202,930
                                                                ========

NOTE 8.  STOCKHOLDERS' EQUITY

CAPITAL STOCK

    The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. No shares of preferred stock were issued as of the Effective Date.

    The Company is authorized to issue 100,000,000 shares of Common stock, with a par value of $0.01 per share. Pursuant to the Plan, the Company issued 39,878,870 shares of Common stock, with an aggregate par value of $398,789 and capital in excess of par value of $738,953,000, on the Effective Date.

    In addition, warrants to purchase 2,992,000 shares of Common stock were issued. The warrants entitle the holders to purchase, at any time up to January 2, 2007, shares of Common stock at an exercise price of $25.76 per share. The exercise price of the warrants exceeded the fair value of the Company's Common stock on the date of issuance.

STOCK OPTION PLANS

    On January 2, 2002, the Company implemented the 2002 Equity and Performance Incentive Plan (the "Equity Incentive Plan"). The Company's Board of Directors (or a committee thereof) may determine the awards to be granted under the Equity Incentive Plan. The Equity Incentive Plan provides for grants of stock options, restricted stock, deferred shares and other typical equity incentive awards to the employees and members of the Company's Board of Directors. A total of 4,500,000 shares of Common stock are available for issuance in satisfaction of awards under the Equity Incentive Plan. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Except in certain cases, stock options have 3-year terms and vest at a rate of 25% on the first, 25% on the second and 50% on the third anniversaries of the date of grant. Initial stock options for 2,410,000 shares were granted under the Equity Incentive Plan on February 20, 2002 (see Note 16).

NOTE 9.  LEGAL CONTINGENCIES

PROPOSED CIVIL RIGHTS CLASS ACTIONS

    Since July 2000, ten lawsuits have been filed against Security Industrial Insurance Company, subsequently renamed Security Plan Life Insurance Company ("Security Industrial"), a subsidiary of the Company, and various other unrelated insurance companies asserting similar claims and seeking class action certification.

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 9.  LEGAL CONTINGENCIES (CONTINUED)
    Except as described in this paragraph, the complaints in each of the lawsuits are almost identical. Plaintiffs allege that the defendants sold life insurance products to plaintiffs and other African Americans without disclosing that premiums paid would likely exceed the face value of the policies, and that plaintiffs paid higher premiums than Caucasian policyholders and received proportionately lower death benefits. The plaintiffs sought, among other things, injunctive relief, equitable relief, restitution, disgorgement, increased death benefits, premium refunds (in one case, with interest), costs and attorney fees. In several of the cases, Security Industrial filed a motion to dismiss all claims for failure to state a cause of action and/or for summary judgment.

    In December 2000, nine of the cases were transferred to the Judicial Panel on Multidistrict Litigation (the "MDL Panel") for consolidation for administrative purposes, where they were assigned to Judge Martin L.C. Feldman as IN RE INDUSTRIAL LIFE INSURANCE LITIGATION, MDL No. 1382.

    On January 9, 2002, the Louisiana State Court gave final approval to a class-action settlement with respect to the claims in the ten lawsuits. The Louisiana State Court's final approval determined such settlement to be fair, reasonable and adequate for the class, which was certified by such court for settlement purposes only. The settlement provides agreed-upon amounts of compensation to class members in exchange for a release of all pending and future claims they may have against the Company and certain of its affiliates.

    The Company has recorded a provision for the agreed-upon amounts of compensation and related costs with respect to these lawsuits within the Company's consolidated balance sheet. Although the Company believes such provision is adequate, there can be no assurance that actual payments with respect to these claims will not exceed such provision.

THE LOEWEN GROUP INC. ET AL. V. THE UNITED STATES OF AMERICA

    In October 1998, the Predecessor and Raymond L. Loewen, the then-Chairman and Chief Executive Officer of the Predecessor, filed a claim against the United States government for damages under the arbitration provisions of the North American Free Trade Agreement ("NAFTA"). The claimants contend that they were damaged as a result of breaches by the United States of its obligations under NAFTA in connection with certain litigation in the State of Mississippi entitled O'KEEFE VS. THE LOEWEN GROUP INC. Specifically, the plaintiffs allege that they were subjected to discrimination, a denial of justice, a denial of the fair and equitable treatment and full protection and security guaranteed by NAFTA and an uncompensated expropriation, all in violation of NAFTA. The NAFTA claims are currently the subject of a pending proceeding before an arbitration panel (the "Arbitration Tribunal") appointed pursuant to the rules of the International Centre for Settlement of Investment Disputes. In January 2001, the Arbitration Tribunal issued a ruling rejecting certain of the U.S. government's jurisdictional challenges and scheduled a hearing on the merits of the NAFTA claims, held on October 15-19, 2001, the results of which are described below.

    In connection with the Company's emergence from reorganization proceedings on January 2, 2002, the Predecessor effectively transferred to a Canadian subsidiary of the Company the right to receive any and all proceeds from the Predecessor's claims described below against the United States. The Company, as provided for in the Plan, assigned an undivided 25% interest in the net proceeds, if any, of these claims to a liquidating trust for the benefit of creditors of certain of the Debtors under the Plan.

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 9.  LEGAL CONTINGENCIES (CONTINUED)
    In January 2002, the United States claimed that the reorganization constitutes a change of nationality of the NAFTA claims that deprives the Arbitration Tribunal of jurisdiction over the NAFTA claims. The Arbitration Tribunal has set a briefing schedule on the jurisdictional issues raised by the United States. The Company has determined that it is not possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of the damages, if any, that may be realized by the Company.

OTHER

    The Company is a party to other legal proceedings in the ordinary course of its business, but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

LEASES

    The future annual payments for operating leases, primarily for premises, automobiles and office equipment, are as follows:

                                                     DECEMBER 31
                                          ---------------------------------
                                          PREMISES   AUTOMOBILES    OTHER      TOTAL
                                          --------   -----------   --------   --------
2002....................................  $ 9,417       $1,556       $579     $11,552
2003....................................    7,823          909        309       9,041
2004....................................    6,906          494        117       7,517
2005....................................    5,529          238         32       5,799
2006....................................    3,921           98          9       4,028
Thereafter..............................   18,332            2          4      18,338

    In addition to the automobile leases noted in the table above, as at December 31, 2001, the Company leased approximately 1,000 vehicles under a master operating lease agreement, which has a minimum lease term of 12 months. The Company's practice is to continue these leases on a month-to-month basis after the expiry of the minimum lease term. Lease payments for these vehicles are projected to be $6,922,000 in 2002.

ENVIRONMENTAL CONTINGENCIES AND LIABILITIES

    The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. On a continuing basis, the Company's business practices are designed to assess and evaluate environmental risk and, when necessary, conduct appropriate corrective measures. Liabilities are recorded when known or considered probable and reasonably estimable.

    The Company provides for environmental liabilities using its best estimates. Actual environmental liabilities could differ significantly from these estimates.

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 11.  RETIREMENT PLANS

    (a) The Company has a 401(K) Retirement Savings Plan for United States employees who may defer between 2% and 15% of their compensation. The Company will match 100% of employee contributions to a maximum of 2% of employees' eligible compensation. There are no required future contributions under this plan in respect of past service.

    (b) The Company has a Registered Retirement Savings Plan for Canadian employees who may contribute either 3% or 5% of their compensation which is matched by an equal contribution to the plan by the Company on behalf of employees. There are no required future contributions under this plan in respect of past service.

NOTE 12.  INCOME TAXES

    The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Deferred tax liabilities
  Property and equipment....................................    $  56,938
  Pre-need funeral contracts................................      212,207
  Pre-need cemetery contracts...............................       66,977
  Other.....................................................        3,930
                                                                ---------
    Total deferred tax liabilities..........................      340,052
                                                                ---------
Deferred tax assets
  Inventories...............................................        1,222
  Cemetery property.........................................       92,274
  Receivables...............................................       20,222
  Accounts payable and accrued liabilities..................       17,283
  Deferred pre-need funeral contract revenue................      215,333
  Deferred pre-need cemetery contract revenue...............      140,206
  Legal settlements.........................................        6,901
  Insurance invested assets.................................        3,790
  Insurance policy liabilities..............................       12,445
  Covenants not to compete..................................       15,994
  Deferred agency costs.....................................       36,734
  Deferred costs related to pre-need funeral contracts......        6,607
  Operating and capital loss carryforwards..................       40,758
  Other.....................................................       11,115
                                                                ---------
    Total deferred tax assets before valuation allowance....      620,884
    Valuation allowance.....................................     (289,582)
                                                                ---------
    Total deferred tax assets after valuation allowance.....      331,302
                                                                ---------
    Net deferred tax liabilities............................    $   8,750
                                                                =========

    Although realization of the Company's net deferred tax assets is not assured, management believes that it is more likely than not that reversals of deferred tax liabilities provide sufficient taxable income to

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 12.  INCOME TAXES (CONTINUED)
realize the deferred tax assets after consideration of the valuation allowance. It is possible that the estimated valuation allowance could change in the near term due to matters such as the timing and manner of reversals of deferred tax liabilities, sales of operations and future income or loss. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease in the valuation allowance established on the Effective Date would be treated as a reduction of goodwill with any excess over the value assigned to goodwill recognized as a capital transaction.

    The Company has net operating loss carryforwards of approximately $600,000,000 that expire at various times between 2002 and 2021. The amount of loss carryforwards reflects the Company's best estimate of the effects that the confirmation and implementation of the Plan will have on the reduction and in some cases elimination of certain net operating loss carryforwards for income tax purposes. These amounts are subject to final determination. Further, the Company expects its ability to utilize certain net operating losses to offset future Company taxable income in any particular year may be limited because distribution of the Company's Common Stock to the Company's creditors pursuant to the Plan has resulted in an ownership change as defined in Section 382 of the Internal Revenue Code. The Company believes that uncertainty exists with respect to future realization of the loss carryforwards and a full valuation allowance has been established for the net operating loss carryforwards.

    Deferred tax liabilities are not recognized for basis differences related to investments in foreign subsidiaries that are essentially permanent in duration.

    Goodwill that is expected to be deductible for tax purposes at December 31, 2001 is $141,729,000.

NOTE 13.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts is as follows:

                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Receivables, net of allowances:
  Customer receivables......................................    $ 81,202
  Allowance for doubtful accounts...........................     (26,291)
  Other.....................................................      19,041
                                                                --------
                                                                $ 73,952
                                                                ========
Cemetery property:
  Developed land and lawn crypts............................    $ 48,531
  Undeveloped land..........................................      30,939
  Mausoleums................................................      72,297
                                                                --------
                                                                $151,767
                                                                ========

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 13.  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Property and equipment:
  Land......................................................    $195,620
  Buildings and improvements................................     378,754
  Automobiles...............................................      15,128
  Furniture, fixtures and equipment.........................      38,705
  Computer hardware and software............................       9,028
                                                                --------
                                                                $637,235
                                                                ========
Accounts payable and accrued liabilities:
  Trade payables............................................    $ 17,902
  Interest..................................................       4,085
  Accrued liabilities.......................................      94,239
  Other.....................................................      69,200
                                                                --------
                                                                $185,426
                                                                ========

NOTE 14.  SEGMENT REPORTING

    The Company's reportable segments are comprised of the three businesses it operates, each of which offers different products and services: funeral homes, cemeteries and insurance (see Note 1).

    The Company sells primarily to external customers, though any intersegment sales or transfers occur at market price. The Company evaluates performance based on income from operations of the respective businesses.

                          FUNERAL     CEMETERY   INSURANCE    OTHER     CONSOLIDATED
                         ----------   --------   ---------   --------   ------------
Total assets:
  2001.................  $2,214,514   $750,896   $382,970    $154,723    $3,503,103

Goodwill:
  2001.................  $  565,838   $     --   $     --    $     --    $  565,838

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 14.  SEGMENT REPORTING (CONTINUED)
    The following table reconciles total assets of reportable segments and details the components of "Other" segment assets, which is mainly comprised of corporate assets:

                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Total assets of funeral, cemetery and insurance segments....   $3,348,380
"Other" assets includes:
  Cash......................................................       89,288
  Receivables...............................................       11,486
  Prepaid expenses..........................................       22,271
  Property and equipment....................................        9,545
  Other.....................................................       22,133
                                                               ----------
                                                               $3,503,103
                                                               ==========

    The Company operates principally in the United States and also has operations in Canada and the United Kingdom. The following table depicts the long-lived assets held in the reportable geographic segments.

                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Property and equipment and cemetery property:
  United States.............................................   $  719,558
  Canada....................................................       66,807
  Other.....................................................        2,637
                                                               ----------
                                                               $  789,002
                                                               ==========

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 15.  FRESH START REPORTING ADJUSTMENTS

    The Predecessor's balance sheet, the effects of the debt discharge, the effects of fresh start reporting and other adjustments, the acquisition of Rose Hills and resulting fresh start balance sheet of the Company at December 31, 2001, are presented below.

                                                                                DECEMBER 31, 2001
                                                                 ADJUSTMENTS TO RECORD CONFIRMATION OF THE PLAN
                                                ---------------------------------------------------------------------------------
                                                                                 FRESH START
                                                                   DEBT           AND OTHER        ACQUISITION OF     ALDERWOODS
                                                PREDECESSOR   DISCHARGE (B)    ADJUSTMENTS (C)     ROSE HILLS (D)    GROUP, INC.
                                                -----------   --------------   ----------------   ----------------   ------------
ASSETS
  Current assets
  Cash and cash equivalents...................  $  257,492     $   (163,570)(a)    $                  $  7,639        $  101,561
  Receivables, net of allowances..............      62,613                             (1,471)          12,810            73,952
  Inventories.................................      30,300                             (4,004)             939            27,235
  Other.......................................      22,607                                                 738            23,345
                                                -----------    ------------       -----------         --------        ----------
                                                   373,012         (163,570)           (5,475)          22,126           226,093
                                                -----------    ------------       -----------         --------        ----------
Pre-need funeral contracts (f)................     361,004                            476,306          173,336         1,010,646
Pre-need cemetery contracts...................     466,102                             (2,208)          17,078           480,972
Cemetery property (f).........................     704,077                           (588,388)          36,078           151,767
Property and equipment........................     624,321                            (70,860)          83,774           637,235
Insurance invested assets.....................     338,762                              1,035                            339,797
Deferred tax assets...........................         478                              7,640            8,132            16,250
Names and reputations.........................     559,299                           (559,299)                                --
Goodwill (e)..................................          --                            498,453           67,385           565,838
Other assets..................................      52,249                             19,721            2,535            74,505
                                                -----------    ------------       -----------         --------        ----------
                                                $3,479,304     $   (163,570)      $  (223,075)        $410,444        $3,503,103
                                                ===========    ============       ===========         ========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities....  $  173,348     $       (827)      $      (125)        $ 13,030        $  185,426
  Current maturities of long-term debt........      13,125             (688)           (4,739)           9,698            17,396
                                                -----------    ------------       -----------         --------        ----------
                                                   186,473           (1,515)           (4,864)          22,728           202,822
Long-term debt................................      35,193          663,278           (10,640)         130,421           818,252
Deferred pre-need funeral contract revenue
  (f).........................................     432,106                            414,075          172,055         1,018,236
Deferred pre-need cemetery contract revenue
  (f).........................................     782,317                           (440,299)           8,866           350,884
Insurance policy liabilities..................     270,409                             34,416                            304,825
Deferred tax liabilities......................       1,845                             18,528            4,627            25,000
Other liabilities.............................     231,500         (234,439)          (25,076)          71,747            43,732
                                                -----------    ------------       -----------         --------        ----------
                                                 1,939,843          427,324           (13,860)         410,444         2,763,751
Liabilities subject to compromise.............   2,289,202       (2,289,202)                                                  --
                                                -----------    ------------       -----------         --------        ----------
                                                 4,229,045       (1,861,878)          (13,860)         410,444         2,763,751
                                                -----------    ------------       -----------         --------        ----------
Stockholders' equity
  Preferred stock (g).........................     157,144                           (157,144)                                --
  Common stock (g)............................   1,302,819              399        (1,302,819)                               399
  Capital in excess of par value..............          --          738,953                                              738,953
  Deficit (g).................................  (2,190,784)         958,956         1,231,828                                 --
  Accumulated other comprehensive loss........     (18,920)                            18,920                                 --
                                                -----------    ------------       -----------         --------        ----------
                                                  (749,741)       1,698,308          (209,215)              --           739,352
                                                -----------    ------------       -----------         --------        ----------
                                                $3,479,304     $   (163,570)      $  (223,075)        $410,444        $3,503,103
                                                ===========    ============       ===========         ========        ==========

------------------------------

(a) Reflects the payment at emergence of (i) payments pursuant to the Plan, and
    (ii) payments of administrative and convenience claims. Such amounts include amounts placed on deposit with a disbursement agent for distribution to creditors.

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 15.  FRESH START REPORTING ADJUSTMENTS (CONTINUED)
(b) Reflects the distribution of a combination of cash, new debt, Warrants and Common Stock pursuant to the Plan in respect of certain claims.

(c) Reflects the write off of the excess of cost over the net assets acquired in previous acquisitions and adjustments of the Predecessor's identifiable assets to fair value in accordance with fresh start reporting.

(d) Reflects the consolidation of Rose Hills as a result of its acquisition by the Company in satisfaction of certain administrative claims pursuant to the Plan.

(e) Reflects the reorganization value in excess of amounts allocable to identifiable assets in accordance with fresh start reporting.

(f) Reflects in the fresh start and other adjustments the adoption of accounting policies and presentation adopted by the Company, which affected certain assets and liabilities approximately as follows: pre-need funeral contracts $490 million and deferred pre-need funeral contract revenue $500 million; cemetery property $23 million and deferred pre-need cemetery contract revenue $108 million.

(g) Reflects the establishment of Alderwoods Group's stockholders' equity based on the value of Common Stock and Warrants issued pursuant to the Plan.

NOTE 16.  SUBSEQUENT EVENT

   On February 20, 2002, the Company granted 2,410,000 stock options with an exercise price of $13.23 per share. Except for 247,500 stock options granted to certain employees, none of the stock options granted were exercisable on the date of grant (see Note 8).

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

    THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS OF THE LOEWEN GROUP INC. ARE NOT COMPARABLE WITH THE CONSOLIDATED BALANCE SHEET ISSUED BY ALDERWOODS
GROUP, INC. SUBSEQUENT TO THE PLAN IMPLEMENTATION, DUE TO THE SIGNIFICANT CHANGES IN THE FINANCIAL AND LEGAL STRUCTURE OF ALDERWOODS GROUP, INC. AND THE APPLICATION OF FRESH START REPORTING, RESULTING FROM CONFIRMATION AND IMPLEMENTATION OF THE PLAN. ACCORDINGLY, ALDERWOODS GROUP, INC.'S FRESH START CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2001, DOES NOT INCLUDE COMPARATIVE INFORMATION. CERTAIN CONSOLIDATED FINANCIAL INFORMATION OF THE LOEWEN
GROUP INC. MAY BE OF LIMITED INTEREST TO THE STOCKHOLDERS OF ALDERWOODS
GROUP, INC., AND HAS BEEN INCLUDED FOR 2001, 2000 AND 1999 IN THIS FORM 10-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Loewen Group Inc.

    We have audited the consolidated balance sheets of The Loewen Group Inc. as at December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the information with respect to the Company in financial statement Schedule II included in Item 14 of the Company's annual report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    With respect to the consolidated financial statements for the years ended December 31, 2001 and 2000, we conducted our audits in accordance with United States and Canadian generally accepted auditing standards. With respect to the consolidated financial statements for the year ended December 31, 1999, we conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

    In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in accordance with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    As discussed in note 3 to the financial statements, the Company changed its method of accounting for pre-need funeral and cemetery contracts in 2000.

/s/ KPMG LLP
Chartered Accountants
Vancouver, Canada

March 15, 2002

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

                          CONSOLIDATED BALANCE SHEETS

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                                     DECEMBER 31
                                                              --------------------------
                                                                 2001           2000
                                                              -----------   ------------
                                                                            (Restated --
                                                                              Note 3)
ASSETS
Current assets
  Cash and cash equivalents.................................  $        --   $   159,090
  Receivables, net of allowances............................           --       153,014
  Inventories...............................................           --        35,418
  Prepaid expenses..........................................           --         9,551
                                                              -----------   -----------
                                                                       --       357,073
Pre-need funeral contracts..................................           --       427,838
Pre-need cemetery contracts.................................           --       598,783
Cemetery property...........................................           --       836,997
Property and equipment......................................           --       687,303
Names and reputations.......................................           --       605,700
Insurance invested assets...................................           --       298,635
Deferred income tax assets..................................           --         3,877
Other assets................................................           --        61,838
                                                              -----------   -----------
                                                              $        --   $ 3,878,044
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to compromise
  Current liabilities
    Accounts payable and accrued liabilities................  $        --   $   140,911
    Current maturities of long-term debt....................           --        25,598
                                                              -----------   -----------
                                                                       --       166,509

  Long-term debt............................................           --        47,944
  Deferred pre-need funeral contract revenue................           --       522,845
  Deferred pre-need cemetery contract revenue...............           --     1,037,611
  Other liabilities.........................................           --       234,836
  Insurance policy liabilities..............................           --       241,570
Liabilities subject to compromise...........................           --     2,289,497

Stockholders' equity
  Common stock..............................................    1,302,819     1,302,819
  Preferred stock...........................................      157,144       157,144
  Deficit...................................................   (1,459,963)   (2,103,624)
  Accumulated other comprehensive loss......................           --       (19,107)
                                                              -----------   -----------
                                                                       --      (662,768)
                                                              -----------   -----------
                                                              $        --   $ 3,878,044
                                                              ===========   ===========
REORGANIZATION PROCEEDINGS (NOTE 1)
COMMITMENTS AND CONTINGENCIES (NOTES 4, 6, 9 AND 11)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       EXPRESSED IN THOUSANDS OF DOLLARS
           EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES OUTSTANDING

                                                                     YEARS ENDED DECEMBER 31
                                                              -------------------------------------
                                                                2001          2000          1999
                                                              ---------   ------------   ----------
                                                                          (Restated --
                                                                            Note 3)
Revenue
  Funeral...................................................  $ 522,089   $   576,940    $  605,029
  Cemetery..................................................    210,097       263,203       324,019
  Insurance.................................................    104,215        87,541        92,182
                                                              ---------   -----------    ----------
                                                                836,401       927,684     1,021,230
Costs and expenses
  Funeral...................................................    383,647       404,520       413,811
  Cemetery..................................................    178,961       179,251       271,077
  Insurance.................................................     92,554        81,890        77,813
                                                              ---------   -----------    ----------
                                                                655,162       665,661       762,701
                                                              ---------   -----------    ----------
                                                                181,239       262,023       258,529
Expenses
  General and administrative................................     75,716        70,598        90,949
  Depreciation and amortization.............................     57,038        57,019        64,042
  Provision for asset impairment............................    180,658       116,937       428,194
                                                              ---------   -----------    ----------
                                                                313,412       244,554       583,185
                                                              ---------   -----------    ----------
Earnings (loss) from operations.............................   (132,173)       17,469      (324,656)
Interest on long-term debt..................................     11,013        12,410        87,849
Provision for investment impairment and contingent losses...         --            --        59,247
Reorganization costs........................................     87,172        45,877        92,791
Dividends on preferred securities of subsidiary.............         --            --         2,971
Loss (gain) on disposal of subsidiaries and other
  expenses (income).........................................   (171,180)       (5,955)        5,651
                                                              ---------   -----------    ----------
Loss before income taxes, extraordinary items and cumulative
  effect of accounting change...............................    (59,178)      (34,863)     (573,165)
Income taxes
  Current...................................................     24,018         8,708         8,232
  Deferred..................................................      3,964        13,774       (57,958)
                                                              ---------   -----------    ----------
                                                                 27,982        22,482       (49,726)
                                                              ---------   -----------    ----------
Loss before extraordinary items and cumulative effect of
  accounting change.........................................    (87,160)      (57,345)     (523,439)
Extraordinary gain on debt discharge........................    958,956            --            --
Fresh start valuation adjustments...........................   (228,135)           --            --
Cumulative effect of accounting change (net of income taxes
  of $108,719)..............................................         --      (986,750)           --
                                                              ---------   -----------    ----------
Net income (loss)...........................................  $ 643,661   $(1,044,095)   $ (523,439)
                                                              =========   ===========    ==========
Basic and diluted earnings (loss) per Common share:
Loss before extraordinary items and cumulative effect of
  accounting change.........................................  $   (1.29)  $     (0.89)   $    (7.18)
  Extraordinary gain on debt discharge......................      12.93            --            --
  Fresh start valuation adjustments.........................      (3.07)           --            --
  Cumulative effect of accounting change, net of income
    taxes...................................................         --        (13.31)           --
                                                              ---------   -----------    ----------
Net income (loss)...........................................  $    8.57   $    (14.20)   $    (7.18)
                                                              =========   ===========    ==========
Basic and diluted weighted average number of shares
  outstanding (thousands)...................................     74,145        74,145        74,114
                                                              =========   ===========    ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                                                       ACCUMULATED
                                                                         RETAINED         OTHER
                                                 COMMON     PREFERRED    EARNINGS     COMPREHENSIVE
                                                 STOCK        STOCK      (DEFICIT)    INCOME (LOSS)      TOTAL
                                               ----------   ---------   -----------   -------------   -----------
Balance at December 31, 1998................   $1,300,428   $157,146    $  (536,090)    $ (8,120)     $   913,364
Comprehensive income:
  Net loss..................................                               (523,439)                     (523,439)
  Other comprehensive loss:
    Foreign exchange adjustment.............                                               1,743            1,743
    Unrealized holding gains (losses) on
      securities, net.......................                                              (8,066)          (8,066)
    Less: reclassification adjustments for
      losses on securities included in net
      loss..................................                                              (2,905)          (2,905)
                                                                                                      -----------
  Total other comprehensive loss............                                                               (9,228)
                                                                                                      -----------
Comprehensive loss..........................                                                             (532,667)
Common stock issued.........................        2,378                                                   2,378
                                               ----------   --------    -----------     --------      -----------
Balance at December 31, 1999................    1,302,806    157,146     (1,059,529)     (17,348)         383,075
Comprehensive loss:
  Net loss..................................                             (1,044,095)                   (1,044,095)
  Other comprehensive loss (restated -- Note
    3):
    Foreign exchange adjustment.............                                              (3,155)          (3,155)
    Unrealized holding gains (losses) on
      securities, net.......................                                              (5,915)          (5,915)
    Less: reclassification adjustments for
      gains on securities included in net
      loss..................................                                               7,311            7,311
                                                                                                      -----------
    Total other comprehensive loss..........                                                               (1,759)
                                                                                                      -----------
Comprehensive loss..........................                                                           (1,045,854)
Common and preferred stock adjustments......           13         (2)                                          11
                                               ----------   --------    -----------     --------      -----------
Balance at December 31, 2000................    1,302,819    157,144     (2,103,624)     (19,107)        (662,768)
Comprehensive income (restated -- Note 3):
  Net income................................                                643,661                       643,661
  Other comprehensive loss
    (restated -- Note 3):
    Foreign exchange adjustment.............                                              (1,907)          (1,907)
    Unrealized holding gains on securities,
      net...................................                                                 253              253
    Less: reclassification adjustments for
      gains on securities included in net
      income................................                                               1,841            1,841
    Reclassification adjustments for foreign
      exchange losses realized on the
      Effective Date........................                                              18,920           18,920
                                                                                                      -----------
    Total other comprehensive loss..........                                                               19,107
                                                                                                      -----------
Comprehensive income........................                                                              662,768
                                               ----------   --------    -----------     --------      -----------
Balance at December 31, 2001................   $1,302,819   $157,144    $(1,459,963)    $     --      $        --
                                               ==========   ========    ===========     ========      ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                                  YEARS ENDED DECEMBER 31
                                                           -------------------------------------
                                                              2001          2000         1999
                                                           -----------   -----------   ---------
                                                                       (Restated --
                                                                          Note 3)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net income (loss)......................................  $   643,661   $(1,044,095)  $(523,439)
  Items not affecting cash
    Extraordinary gain on debt discharge.................     (958,956)           --          --
    Fresh start valuation adjustments....................      228,135            --          --
    Cumulative effect of accounting change...............           --       986,750          --
    Depreciation and amortization........................       72,194        73,742      82,212
    Amortization of debt issue costs.....................          619         3,142       4,929
    Provision for asset impairment.......................      180,658       116,937     428,194
    Provision for investment impairment and contingent
      losses.............................................           --            --      59,247
    Loss (gain) on disposition of assets and
      investments........................................     (171,177)       (5,610)      1,122
    Deferred income taxes................................        3,964        13,774     (57,958)
    Equity and other earnings of associated companies....           --            --       4,529
    Non-cash reorganization costs........................           --         6,293      59,184
Other, including net changes in other non-cash
  balances...............................................       69,650        (3,097)    (24,956)
                                                           -----------   -----------   ---------
                                                                68,748       147,836      33,064
                                                           -----------   -----------   ---------
Investing
  Proceeds on disposition of assets and investments......      105,777        36,119     202,635
  Purchase of property and equipment.....................      (18,712)      (24,024)    (39,703)
  Construction of new facilities.........................       (2,300)       (2,468)    (14,974)
  Purchase of insurance invested assets..................     (236,590)     (141,873)   (147,510)
  Proceeds on disposition and maturities of insurance
    invested assets......................................      197,145       109,612     130,434
                                                           -----------   -----------   ---------
                                                                45,320       (22,634)    130,882
                                                           -----------   -----------   ---------
Financing
  Increase in long-term debt.............................           --            --      14,936
  Repayment of long-term debt............................      (15,666)      (20,553)   (140,613)
  Repayment of current indebtedness......................           --            --     (66,222)
  Debt issue costs.......................................                       (725)     (8,866)
  Preferred share dividends..............................           --            --      (2,156)
  Distribution of cash to disbursement agent for
    settlement of liabilities subject to compromise......     (163,570)           --          --
  Distribution of cash to Alderwoods Group, Inc..........      (93,922)           --          --
                                                           -----------   -----------   ---------
                                                              (273,158)      (21,278)   (202,921)
                                                           -----------   -----------   ---------

Increase (decrease) in cash and cash equivalents.........     (159,090)      103,924     (38,975)
Cash and cash equivalents, beginning of year.............      159,090        55,166      94,141
                                                           -----------   -----------   ---------
Cash and cash equivalents, end of year...................  $        --   $   159,090   $  55,166
                                                           ===========   ===========   =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 1.  REORGANIZATION PROCEEDINGS

    On June 1, 1999 (the "Petition Date"), The Loewen Group Inc., a British Columbia corporation (collectively together with its subsidiaries, the "Predecessor"), and each of approximately 850 United States subsidiaries and one foreign subsidiary voluntarily filed a petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in the U.S. Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court"). Concurrent with the Chapter 11 filing, the Predecessor and 117 Canadian subsidiaries voluntarily filed an application for creditor protection under the Companies' Creditors Arrangement Act ("Creditors Arrangement Act") with the Ontario Superior Court of Justice, Toronto, Ontario, Canada (the "Canadian Court" and, together with the U.S. Bankruptcy Court, the "Bankruptcy Courts"). Subsequent to the Petition Date, three additional subsidiaries of the Predecessor voluntarily filed petitions for creditor protection and 41 subsidiaries were voluntarily deleted.

    The Predecessor and its subsidiaries under creditor protection (the "Debtors") operated their businesses as debtors-in-possession. The United States trustee for the District of Delaware appointed a statutory committee of unsecured creditors (the "Official Unsecured Creditors' Committee"). The proceedings of the Debtors were jointly administered for procedural purposes only. The Predecessor's United Kingdom, insurance and certain funeral and cemetery subsidiaries were excluded from the filings.

    The Predecessor filed a Fourth Amended Joint Plan of Reorganization, as modified (the "Plan"), and related Disclosure Statement for itself and other filing subsidiaries with the U.S. Bankruptcy Court on September 10, 2001. The Plan was confirmed by the U.S. Bankruptcy Court on December 5, 2001, and was recognized by the Canadian Court on December 7, 2001. The Plan became effective on January 2, 2002 (the "Effective Date") and, for accounting and reporting purposes, is reflected as of December 31, 2001.

    Pursuant to the Plan, the following actions were effected on the Effective
Date:

    - The Predecessor, through a series of transactions, transferred to its subsidiary, Loewen Group International, Inc. ("Loewen International"), or Loewen International subsidiaries, all of its assets, excluding only bare legal title to its claims against the United States in the pending arbitration matter ICSID Case No. ARB (AF)/98/3 under the North American Free Trade Agreement (the "NAFTA Claims"), and transferred to a subsidiary of Loewen International the right to any and all proceeds from the NAFTA Claims; these transactions were structured in light of the jurisdictional and substantive requirements for the maintenance of, and were intended to preserve, the NAFTA Claims; and, as a result of these transactions, the Predecessor no longer holds any meaningful assets;

    - The Predecessor's ownership of Loewen International was cancelled, whereupon Loewen International ceased to be affiliated with the Predecessor. As a result of these actions, Loewen International, which was reorganized and renamed Alderwoods Group, Inc. ("Alderwoods Group"), succeeded to the business previously conducted by the Predecessor. All of the officers and directors of the Predecessor resigned on January 2, 2002.

    - The 9.45% Cumulative Monthly Income Preferred Securities, Series A issued by Loewen Group Capital, L.P. ("Monthly Income Preferred Securities") and the related obligations were cancelled in exchange for warrants ("Warrants") to purchase 496,800 shares of common stock, par value $0.01

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 1.  REORGANIZATION PROCEEDINGS (CONTINUED)
     per share, of Alderwoods Group ("Common Stock") at an initial price of $25.76, which Warrants will expire on January 2, 2007;

    - The debt claiming the benefit of the collateral trust agreement dated as of May 15, 1996, among Bankers Trust Company, as trustee, the Predecessor and certain pledgors (the "Collateral Trust Agreement") was cancelled in exchange for a combination of the Predecessor's aggregate cash payment of $131,500,000, 36,728,503 shares of Common Stock and Alderwoods Group's
      12 1/4% Senior Notes Due 2009 in the aggregate principal amount of $330,000,000, Alderwoods Group's 12 1/4% Senior Notes Due 2004 in the aggregate principal amount of $49,599,000 and Alderwoods Group's 11% Senior Secured Notes Due 2007 in the aggregate principal amount of $250,000,000;

    - Certain claims were settled in exchange for the Predecessor's aggregate cash payment of $2,000,000 and 11,648 shares of Common Stock;

    - Certain unsecured obligations were cancelled in exchange for an aggregate of 2,759,270 shares of Common Stock, Warrants to purchase 2,495,200 shares of Common Stock and all of the interests in a liquidating trust that holds
      (a) five-year warrants of reorganized Prime Successions Holdings, Inc. ("Prime") issued to the Predecessor in Prime's recent reorganization proceeding and (b) an undivided 25% interest in the net proceeds, if any, of the NAFTA Claims (the "Liquidating Trust");

    - Certain administrative claims were satisfied through the issuance of Alderwoods Group's 12 1/4% Convertible Subordinated Notes Due 2012 in the aggregate principal amount of $24,647,000, which are convertible into Common Stock at a conversion rate equal to $17.17 per share and 379,449 shares of Common Stock, which resulted in Alderwoods Group becoming the owner of all of the outstanding common stock of Rose Hills Holdings Corp. ("Rose Hills");

    - Certain executory contracts and unexpired leases of the Debtor subsidiaries were reinstated and, such indebtedness, together with long-term indebtedness of subsidiaries of the Predecessor that were not Debtors, totaled $44,765,000; and

    - Cash payments in the aggregate amount of $31,600,000 were made in respect of certain convenience, priority and other claims.

    Under the Plan, holders of interests in the Predecessor received no distributions in respect of such interests.

    As a result of the foregoing, following the Effective Date, although the Predecessor has outstanding the same equity securities as were outstanding immediately prior to the Effective Date, the Predecessor has (i) no assets, other than bare legal title to the NAFTA Claims, (ii) no right to receive any proceeds of the NAFTA Claims, (iii) no officers, directors or employees, and
(iv) no affiliation with Alderwoods Group.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 1.  REORGANIZATION PROCEEDINGS (CONTINUED)
    The following schedule illustrates Alderwoods Group's assumption of the Predecessor's business, after the effects of debt discharge, the effects of fresh start reporting and other adjustments, and the acquisition of Rose Hills.

                                                                                DECEMBER 31, 2001
                                                                 ADJUSTMENTS TO RECORD CONFIRMATION OF THE PLAN
                                                ---------------------------------------------------------------------------------
                                                                                 FRESH START
                                                                   DEBT           AND OTHER        ACQUISITION OF     ALDERWOODS
                                                PREDECESSOR   DISCHARGE (B)    ADJUSTMENTS (C)     ROSE HILLS (D)    GROUP, INC.
                                                -----------   --------------   ----------------   ----------------   ------------
ASSETS
  Current assets
  Cash and cash equivalents...................  $  257,492     $   (163,570)(a)    $                  $  7,639        $  101,561
  Receivables, net of allowances..............      62,613                             (1,471)          12,810            73,952
  Inventories.................................      30,300                             (4,004)             939            27,235
  Other.......................................      22,607                                                 738            23,345
                                                -----------    ------------       -----------         --------        ----------
                                                   373,012         (163,570)           (5,475)          22,126           226,093
                                                -----------    ------------       -----------         --------        ----------
Pre-need funeral contracts (f)................     361,004                            476,306          173,336         1,010,646
Pre-need cemetery contracts...................     466,102                             (2,208)          17,078           480,972
Cemetery property (f).........................     704,077                           (588,388)          36,078           151,767
Property and equipment........................     624,321                            (70,860)          83,774           637,235
Insurance invested assets.....................     338,762                              1,035                            339,797
Deferred tax assets...........................         478                              7,640            8,132            16,250
Names and reputations.........................     559,299                           (559,299)                                --
Goodwill (e)..................................          --                            498,453           67,385           565,838
Other assets..................................      52,249                             19,721            2,535            74,505
                                                -----------    ------------       -----------         --------        ----------
                                                $3,479,304     $   (163,570)      $  (223,075)        $410,444        $3,503,103
                                                ===========    ============       ===========         ========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities....  $  173,348     $       (827)      $      (125)        $ 13,030        $  185,426
  Current maturities of long-term debt........      13,125             (688)           (4,739)           9,698            17,396
                                                -----------    ------------       -----------         --------        ----------
                                                   186,473           (1,515)           (4,864)          22,728           202,822
Long-term debt................................      35,193          663,278           (10,640)         130,421           818,252
Deferred pre-need funeral contract revenue
  (f).........................................     432,106                            414,075          172,055         1,018,236
Deferred pre-need cemetery contract revenue
  (f).........................................     782,317                           (440,299)           8,866           350,884
Insurance policy liabilities..................     270,409                             34,416                            304,825
Deferred tax liabilities......................       1,845                             18,528            4,627            25,000
Other liabilities.............................     231,500         (234,439)          (25,076)          71,747            43,732
                                                -----------    ------------       -----------         --------        ----------
                                                 1,939,843          427,324           (13,860)         410,444         2,763,751
Liabilities subject to compromise.............   2,289,202       (2,289,202)                                                  --
                                                -----------    ------------       -----------         --------        ----------
                                                 4,229,045       (1,861,878)          (13,860)         410,444         2,763,751
                                                -----------    ------------       -----------         --------        ----------
Stockholders' equity
  Preferred stock (g).........................     157,144                           (157,144)                                --
  Common stock (g)............................   1,302,819              399        (1,302,819)                               399
  Capital in excess of par value..............          --          738,953                                              738,953
  Deficit (g).................................  (2,190,784)         958,956         1,231,828                                 --
  Accumulated other comprehensive loss........     (18,920)                            18,920                                 --
                                                -----------    ------------       -----------         --------        ----------
                                                  (749,741)       1,698,308          (209,215)              --           739,352
                                                -----------    ------------       -----------         --------        ----------
                                                $3,479,304     $   (163,570)      $  (223,075)        $410,444        $3,503,103
                                                ===========    ============       ===========         ========        ==========

------------------------------

(a) Reflects the payment at emergence of (i) payments pursuant to the Plan, and
    (ii) payments of administrative and convenience claims. Such amounts include amounts placed on deposit with a disbursement agent for distribution to creditors.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 1.  REORGANIZATION PROCEEDINGS (CONTINUED)
(b) Reflects the distribution of a combination of cash, new debt, Warrants and Common Stock pursuant to the Plan in respect of certain claims.

(c) Reflects the write off of the excess of cost over the net assets acquired in previous acquisitions and adjustments of the Predecessor's identifiable assets to fair value in accordance with fresh start reporting.

(d) Reflects the consolidation of Rose Hills as a result of its acquisition by the Company in satisfaction of certain administrative claims pursuant to the Plan.

(e) Reflects the reorganization value in excess of amounts allocable to identifiable assets in accordance with fresh start reporting.

(f) Reflects in the fresh start and other adjustments the adoption of accounting policies and presentation adopted by the Company, which affected certain assets and liabilities approximately as follows: pre-need funeral contracts $490 million and deferred pre-need funeral contract revenue $500 million; cemetery property $23 million and deferred pre-need cemetery contract revenue $108 million.

(g) Reflects the establishment of Alderwoods Group's stockholders' equity based on the value of Common Stock and Warrants issued pursuant to the Plan.

NOTE 2.  NATURE OF OPERATIONS

   The Predecessor was the second-largest operator of funeral homes and cemeteries in North America. Prior to the Predecessor's reorganization
(see Note 1), effective December 31, 2001, the Predecessor operated 825 funeral homes and 217 cemeteries throughout North America and 65 combination funeral homes and cemeteries throughout North America and 32 funeral homes in the United Kingdom.

    The Predecessor made funeral, cemetery and cremation arrangements on an at-need or pre-need basis. The Predecessor's funeral operations offered a full range of funeral services, including the collection of remains, registration of death, professional embalming, use of funeral home facilities, sale of caskets and other merchandise and transportation to a place of worship, funeral chapel, cemetery or crematorium.

    The Predecessor's cemetery operations assisted families in making burial arrangements and offered a complete line of cemetery products (including a selection of burial spaces, burial vaults, lawn crypts, caskets, memorials, niches, mausoleum crypts and other merchandise), the opening and closing of graves and cremation services.

    The Predecessor's insurance companies sold a variety of life insurance products, primarily to fund pre-need funeral services.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements include the accounts of the Predecessor and its subsidiaries. The consolidated financial statements have been prepared using the U.S. dollar as the functional currency and are presented in accordance with accounting principles generally accepted in the United States.

BASIS OF CONSOLIDATION

    The accounts of all subsidiary companies have been included in the consolidated financial statements from their respective dates of acquisition of control or formation. All subsidiaries were wholly owned,

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) except for a few companies with small minority interests. The Predecessor's operating subsidiaries in the United States were held through Loewen International.

    The Predecessor accounts for its investment in companies in which it has significant influence by the equity method. The Predecessor's proportionate share of income (loss) as reported, net of amortization of excess purchase price over net assets acquired, is included in income and added to (deducted from) the cost of the investment. The equity method carrying value of the investment is also reduced by any provision for asset impairment and common stock dividends received.

    All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

USE OF ESTIMATES

    The preparation of the consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could significantly differ from those estimates.

FUNERAL OPERATIONS

    Sales of at-need funeral services, including related merchandise, are recorded as revenue when the service is performed.

    Pre-need funeral services provide for future funeral services, generally determined by prices prevailing at the time the contract is signed. The payments made under the contract, in part, are either placed in trust or are used to pay the premiums of life insurance policies under which the Predecessor is designated as beneficiary. Pre-need funeral services contract amounts, together with related trust fund investment earnings and annual insurance benefits, are deferred until the service is performed. The Predecessor estimates that trust fund investment earnings and annual insurance benefits exceed the increase in cost over time of providing the related services.

    Selling costs related to the sale of pre-need funeral services are expensed in the period incurred.

CEMETERY OPERATIONS

    Sales of at-need interment rights, cemetery merchandise and services are recorded as revenue when the merchandise is delivered or service is performed. Sales of pre-need cemetery interment rights are recorded as revenue at the time of transfer of interment right title, typically when the contract is paid in full, providing the burial space is available for burial. A portion of the proceeds from cemetery sales for interment rights is generally required by law to be paid into perpetual or endowment care trusts. Earnings of perpetual or endowment care trusts are recognized in current cemetery revenue and are used to defray the maintenance costs of cemeteries, which are expensed as incurred. The principal of these perpetual or

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) endowment care trusts generally cannot be withdrawn by the Predecessor, and therefore is not included in the Predecessor's consolidated balance sheet.

    Pursuant to various state and provincial laws, a portion of the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trusts, which are included in pre-need cemetery contracts in the Predecessor's consolidated balance sheet. Earnings on merchandise and services trust funds are recognized when the revenue of the associated merchandise or service is recognized.

    Selling costs related to the sale of pre-need cemetery contract revenues are expensed in the period incurred.

    Interest is imputed at a market rate for pre-need cemetery sales contracts that do not bear a market rate of interest.

INSURANCE OPERATIONS

    The Predecessor accounts for its life insurance operations under United States generally accepted accounting principles for life insurance companies.

    For traditional life and participating life products, premiums are recognized as revenue when due from policyholders. Benefits and expenses are associated with earned premiums to result in recognition of profits over the life of the policy contracts. This association is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs.

    Revenues from annuity contracts represent amounts assessed against contract holders. Such assessments are principally surrender charges. Policy account balances for annuities represent the deposits received plus accumulated interest less applicable accumulated administrative fees.

    Investment income, net of investment expenses, and realized gains and losses related to insurance invested assets are included within revenues.

    To the extent recoverable, certain costs of acquiring new insurance business have been deferred. Such costs consist of first-year commissions in excess of renewal rates, related fringe benefit costs, and direct underwriting and issuance costs.

    The deferred policy acquisition costs on traditional life products are amortized with interest over the anticipated premium-paying period of the related policies, in proportion to the ratio of annual premium revenue to be received over the life of the policies. Expected premium revenue is estimated by using the same mortality and withdrawal assumptions used in computing liabilities for future policy benefits. The amount of deferred policy acquisition costs is reduced by a provision for possible inflation on maintenance and settlement expenses.

    Also, the present value of future profits of acquired insurance business in force is amortized over the expected premium-paying period of the policies acquired.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash, restricted cash and term deposits with an initial maturity less than or equal to 90 days.

INVENTORIES

    Inventories are carried at the lower of cost, determined primarily on a specific identification basis or a first in first out basis, and net realizable value.

CEMETERY PROPERTY

    Cemetery property, including capitalized interest, consists of developed and undeveloped cemetery property and mausoleums, and is valued at average cost. Amounts are expensed when revenue from sales of cemetery plots and mausoleums are recognized.

PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements........  10 to 40 years
Automobiles.......................  2 to 6 years
Furniture, fixtures and             6 to 10 years
  equipment.......................
Computer hardware and software....  6 years
Leasehold improvements............  Over the term of the lease plus one renewal

NAMES AND REPUTATIONS

    The amount paid for the names and reputations of operations acquired is equivalent to the excess of the purchase price over the fair value of identifiable net assets acquired, as determined by management. Amortization is provided on a straight-line basis over 40 years.

    Covenants not to compete included with names and reputations on the consolidated balance sheet represent amounts capitalized for non-competition agreements with certain key management personnel of acquired operations. Amortization of such prepaid covenants not to compete is provided on a straight-line basis over the terms of the relevant agreements, typically ten years.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Predecessor followed the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121").

    FAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used or to be disposed of. FAS 121 requires

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review for recoverability (for assets to be held and used) includes an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the estimated expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment provision should be recognized. If an impairment charge is indicated, long-lived assets to be held and used are written down to the fair value of the asset.

DEBT ISSUE COSTS

    Debt issue costs included in other assets on the consolidated balance sheet represent the costs of negotiating and securing the Predecessor's long-term debt and are included in interest expense on a straight-line basis over the respective term of the related instrument. These costs include legal fees, accounting fees, underwriting and agency fees and other related costs.

FINANCIAL INSTRUMENTS

    Financial instruments that potentially subject the Predecessor to concentrations of credit or collection risk principally consist of cash and cash equivalents, trade accounts receivable and installment contracts receivable.

    The Predecessor maintains its cash and cash equivalents with various high quality and reputable financial institutions. The Predecessor's policies with respect to cash and cash equivalents are specifically designed to minimize concentrations of credit risk.

    Concentrations of credit risk with respect to both trade accounts receivable and installment contracts receivable are minimal, due to the low dollar amount of each receivable, the large number of customers and the large dispersion of the receivables across many geographic areas.

DERIVATIVE INSTRUMENTS

    Prior to the Chapter 11 and the Creditors Arrangement Act filings, the Predecessor used derivative transactions with financial institutions primarily as hedges of other financial transactions. The Predecessor's policies did not allow leveraged transactions and were designed to minimize credit and concentration risk with counterparties.

    The Predecessor typically used interest rate swap agreements to manage interest rate exposure on its long-term debt. Differences between the amounts paid and received would be accrued and accounted for as an adjustment to interest expense over the life of the swap agreement.

    The Predecessor used basic swap and option products to manage its exposure to interest rate movements when anticipated financing transactions were probable and the significant characteristics and expected terms were identified. Any gain or loss as a result of the hedging would be deferred and amortized as an adjustment to interest expense over the life of the financing instrument hedged. If at any

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) point in time a hedging transaction no longer met the criteria of a hedge, any gain or loss would be recognized in current earnings.

    The Predecessor also used foreign exchange forward contracts, cross currency swaps, options and futures to hedge the Predecessor's exposure to fluctuations in foreign exchange rates. Gains or losses as a result of the hedge transaction would be accounted for as an adjustment to the related transaction.

STOCK ISSUE EXPENSES

    The costs of issuing stock, net of income tax recoveries thereon, are applied to reduce the stated value of such stock.

STOCK OPTION PLAN

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. However, as allowed by FAS No. 123, the Predecessor has elected to continue to apply the intrinsic value-based method of accounting described below, and has adopted the disclosure requirements of FAS No. 123.

    The Predecessor applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided against deferred tax assets to the extent recoverability of the asset cannot be considered more likely than not.

EARNINGS PER SHARE

    Earnings per share is calculated based on earnings attributable to Common stockholders using the weighted average number of shares of Common stock outstanding during the respective periods. Fully diluted earnings per share is not materially different from earnings per share.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY TRANSLATION

    The assets and liabilities of the Predecessor's foreign subsidiaries, which have a functional currency other than the U.S. dollar, are translated into U. S. dollars at the rates of exchange as at the balance sheet date, and revenue and expenses are translated at the average rates of exchange for the periods of operation. The net gains or losses arising from the translations are included in stockholders' equity as a component of accumulated other comprehensive income in the consolidated statement of stockholders' equity.

ACCOUNTING CHANGE

    The Predecessor implemented the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") effective January 1, 2000, which resulted in a change in revenue recognition for pre-need funeral contracts and pre-need cemetery contracts. The Predecessor's previously published financial information for the year ended December 31, 2000, and for the interim periods during the year ended
December 31, 2001, were prepared on a basis that did not fully reflect the adoption of SAB 101. The financial statements for 2000 and 2001, presented herein, have been restated to give effect to SAB 101. Due to the Company's volume of historical pre-need funeral and cemetery contracts involved in the restatement and the lack of certain transactional information related to such contracts, certain estimation methods have been utilized by the Company to restate revenue, as a result of the implementation of SAB 101.

    Payments received for pre-need funeral contracts that are not required to be trusted are deferred and recognized as revenue at the time the funeral is performed. Previously, revenue was partially recognized when payments were received. Direct selling expenses relating to the sale of pre-need funeral contracts are expensed in the period incurred. Previously, direct selling expenses were included in other assets and amortized over ten years.

    The Predecessor recognizes revenue and related costs for pre-need sales of interment rights and related merchandise and services at the time the interment right title is transferred, merchandise is delivered or service is performed. Previously, revenue and related costs, net of amounts required to be paid into perpetual care trusts, were recognized at the time the pre-need contract was signed. Earnings on merchandise and services trust funds are recognized when the revenue of the associated merchandise or service is recognized. Previously, earnings on merchandise and services trust funds were recognized in the period realized.

    The cumulative effect of the implementation of SAB 101 through December 31, 1999, resulted in a charge to income of $986,750,000 (net of income taxes of $108,719,000), or $13.31 per basic and diluted share recorded on January 1, 2000. Pro forma information with respect to the impact of SAB 101 on the Predecessor's 1999 statement of operations has not been presented, as it is impractical to determine such amounts because, among other things, the Predecessor no longer has access to the information necessary

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) to determine the effect of such adjustment on disposed locations. The effect of the restatement, as a result of the implementation of SAB 101 effective
January 1, 2000, is summarized below.

                                                                 YEAR ENDED
                                                              DECEMBER 31, 2000
                                                              -----------------
Loss before cumulative effect of accounting change as
  previously reported under U.S. GAAP.......................      $(119,593)
Adjustment to give effect to SAB 101........................         62,248
                                                                  ---------
Loss before cumulative effect of accounting, restated.......      $ (57,345)
                                                                  =========

COMPARATIVE FIGURES

    Certain of the comparative figures have been reclassified to conform to the presentation adopted in 2001.

NOTE 4.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT

    Pursuant to the Plan, substantially all liabilities subject to compromise were settled.

    In the Chapter 11 and the Creditors Arrangement Act proceedings, substantially all unsecured and under-secured liabilities of the Debtors as of the Petition Date were subject to compromise or other treatment under the Plan. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 and the Creditors Arrangement Act proceedings have been segregated and classified as liabilities subject to compromise in the consolidated financial statements. Generally, all actions to enforce or otherwise effect repayment of pre-Petition Date liabilities, as well as all pending litigation against the Debtors arising from pre-Petition Date events, were stayed while the Debtors continued their business operations as debtors-in-possession, except in instances where the stay had been lifted by the applicable Bankruptcy Court. The general claims bar date, which was the last date by which most types of claims against the Predecessor had to be filed in the U.S. Bankruptcy Court if the claimants wished to receive any distribution in the Chapter 11 proceedings, was December 15, 1999. In
June 2000 and July 2001, the Predecessor filed amended schedules identifying additional potential creditors, for which the bar dates were set at July 14, 2000 and August 27, 2001, respectively. The bar date for claims against operating entities applicable to the Creditors Arrangement Act proceedings was extended to and expired on March 17, 2000. Pursuant to the Plan, substantially all liabilities subject to compromise were settled.

    As a result of the reorganization proceedings, proofs of claim were filed against the Debtors in the Bankruptcy Courts. The Debtors resolved proofs of claim that differed in nature, classification or amount from the Debtors' records through several means, including negotiations with the affected claimants, the filing and prosecution of objections and, where appropriate, the referral of the claims to the alternative dispute resolution procedures (the "ADR Procedures") approved by the U.S. Bankruptcy Court on February 23, 2000. The ADR Procedures provided for settlement offer exchange procedures to facilitate the parties' resolution of the claim on a consensual basis. If the claim remained unresolved following the

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED) settlement offer exchange procedures, the claim was submitted to binding or nonbinding arbitration (depending on the election of the claimant).

    Under the U.S. Bankruptcy Code, the Debtors could elect to assume or reject leases, employment contracts, service contracts and other pre-Petition Date executory contracts, subject to U.S. Bankruptcy Court approval. Liabilities related to executory contracts were recorded as liabilities not subject to compromise, unless the Predecessor decided to reject the contract. Claims for damages resulting from the rejection, after December 15, 1999, of executory contracts were subject to separate bar dates.

    The principal categories of obligations classified as liabilities subject to compromise under the reorganization proceedings are identified below. The amounts in total could vary significantly from the stated amount of proofs of claim that were filed with the Bankruptcy Courts, and could be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to potential disputed claims, and determination as to the value of any collateral securing claims or other events. Additional claims could also arise from the rejection of executory contracts by the Debtors.

    Under the Plan, liabilities subject to compromise were categorized into a class of allowed claims and further categorized into divisions. Certain of these allowed claims would receive a pro rata share of Alderwoods Group Common Stock, Warrants and interests in the Liquidating Trust. The amount of any claim that ultimately was allowed by the U.S. Bankruptcy Court could be significantly more or less than the estimated amount of such claim. As a consequence, the actual ultimate aggregate amount of allowed unsecured claims could differ significantly from the amounts recorded in the Predecessor's consolidated financial statements. Accordingly, the amount of the pro rata distributions of Alderwoods Group's Common Shares, Warrants and interests in the Liquidating Trust that ultimately were received by a holder of an allowed unsecured claim could be adversely or favorably affected by the aggregate amount of claims ultimately allowed. Distributions of Alderwoods Group's Common Shares, Warrants and interests in the Liquidating Trust to holders of allowed unsecured claims will be made on an incremental basis until all claims are resolved.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 4.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED)
    The liabilities subject to compromise and debt were as follows:

                                                                       DECEMBER 31
                                                    -------------------------------------------------
                                                       2001         2001         2000         2000
                                                    -----------   ---------   -----------   ---------
                                                    LIABILITIES               LIABILITIES
                                                    SUBJECT TO    LONG-TERM   SUBJECT TO    LONG-TERM
                                                    COMPROMISE      DEBT      COMPROMISE      DEBT
                                                    -----------   ---------   -----------   ---------
DIP Facilities....................................  $       --     $    --    $       --     $    --
Bank credit agreements............................          --          --       353,115          --
11.12% Series D senior amortizing notes due in
  2003............................................          --          --        36,518          --
7.82% Series E senior amortizing notes due in
  2004............................................          --          --        30,432          --
7.50% Series 1 senior notes due in 2001...........          --          --       225,000          --
8.25% Series 2 senior notes due in 2003...........          --          --       125,000          --
7.75% Series 3 senior notes due in 2001...........          --          --       125,000          --
8.25% Series 4 senior notes due in 2003...........          --          --       225,000          --
6.10% Series 5 senior notes due in 2002
  (Cdn. $200,000,000).............................          --          --       133,315          --
7.20% Series 6 senior notes due in 2003...........          --          --       200,000          --
7.60% Series 7 senior notes due in 2008...........          --          --       250,000          --
6.70% Pass-through Asset Trust Securities ("PATS")
  and related option liability recorded, due in
  1999............................................          --          --       309,760          --
Promissory notes and capital lease obligations,
  certain of which are secured by assets of
  certain subsidiaries............................          --          --        86,934      73,542
Accounts payable and accrued liabilities..........          --          --        85,126          --
9.45% Cumulative Monthly Income Preferred
  Securities, Series A............................          --          --        75,000          --
Executory contracts...............................          --          --        29,297          --
                                                    ----------     -------    ----------     -------
                                                            --          --     2,289,497      73,542
Less current portion of long-term debt............          --          --            --      25,598
                                                    ----------     -------    ----------     -------
                                                    $       --     $    --    $2,289,497     $47,944
                                                    ==========     =======    ==========     =======

    Litigation against the Predecessor and its filing subsidiaries arising from events occurring prior to June 1, 1999 and any additional liabilities related thereto were subject to compromise.

    As a result of the Chapter 11 and the Creditors Arrangement Act filings, no principal or interest payments were made on most pre-Petition Date debt obligations without Bankruptcy Court approval or until the Plan became effective.

    In March 1999, the Predecessor deferred future dividends applicable to the Monthly Income Preferred Securities. Since June 1, 1999, as a result of the Chapter 11 and the Creditors Arrangement Act filings, the Predecessor was in default of its bank credit agreements, Series D and E senior amortizing

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED) notes, Series 1 through 7 Senior notes, and PATS and, accordingly, had not made interest, principal or dividend payments when due on secured, unsecured and under-secured debt obligations.

    Pursuant to U.S. bankruptcy law, interest on unsecured and under-secured pre-Petition Date debt obligations subject to compromise had not been accrued after the Petition Date. Interest expense and principal payments were recorded on most secured vendor financing, including capital lease obligations. Contractual interest expense not recorded on liabilities subject to compromise totaled $132,481,000 for the year ended December 31, 2001 (2000 -- $153,964,000,
1999 -- $94,860,000).

    The scheduled payments in arrears based on original contractual terms on the Predecessor's senior debt obligations were as follows:

                                                           DECEMBER 31,
                                                      -----------------------
                                                         2001         2000
                                                      ----------   ----------
Interest payments in arrears:
  Bank credit agreements............................   $     --     $ 65,776
  11.12% Series D senior notes......................         --        6,207
  7.82% Series E senior notes.......................         --        3,461
  7.50% Series 1 senior notes.......................         --       26,274
  8.25% Series 2 senior notes.......................         --       16,116
  7.75% Series 3 senior notes.......................         --       15,102
  8.25% Series 4 senior notes.......................         --       29,008
  6.10% Series 5 senior notes.......................         --       12,574
  7.20% Series 6 senior notes.......................         --       30,393
  7.60% Series 7 senior notes.......................         --       40,221
  6.70% PATS........................................         --       10,050
                                                       --------     --------
                                                       $     --     $255,182
                                                       ========     ========
Principal payments in arrears:
  11.12% Series D senior notes......................   $     --     $ 17,143
  7.82% Series E senior notes.......................         --        7,143
  6.70% PATS........................................         --      300,000
                                                       --------     --------
                                                       $     --     $324,286
                                                       ========     ========
Subsidiary dividends in arrears:
  9.45% Monthly Income Preferred Securities.........   $     --     $ 12,994
                                                       ========     ========

    The Predecessor, Loewen International and all of its U.S. debtor subsidiaries, as debtors-in-possession, became parties to a Petition Date $200,000,000 revolving credit agreement (the "DIP Facility"). On May 24, 2000, the Predecessor, Loewen International and all of its U.S. debtor subsidiaries entered into a new debtor-in-possession credit agreement (the "New DIP Facility"), replacing the DIP Facility. The New DIP Facility was used primarily to fund Loewen International's working capital needs

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED) during the course of the reorganization proceedings. The credit limit was reduced to $100,000,000 and the number of participating banks was reduced from 15 to seven. The material covenants included restrictions on new indebtedness and asset sales not already approved by the U.S. Bankruptcy Court, a quarterly interest coverage ratio, and quarterly minimum funeral home gross margin. Use of the New DIP Facility for letters of credit was limited to a maximum of $50,000,000. The New DIP Facility matured on June 30, 2001, and was secured by a perfected security interest in substantially all of the existing and future assets of Loewen International and its U.S. Debtor subsidiaries (subject only to valid and perfected pre-Petition Date liens). The lenders under the New DIP Facility also had the benefit of a "super-priority" administrative expense claim in Loewen International's reorganization proceedings.

    Net cash proceeds, after payment of certain direct selling costs, generated from the Predecessor's asset disposition program approved by the U.S. Bankruptcy Court were subject to restrictions on use. The New DIP Facility required that such proceeds must first be used to repay any outstanding balances under the New DIP Facility. The remaining cash proceeds were required to be placed in a segregated deposit account, pending a U.S. Bankruptcy Court order determining how such cash proceeds should be distributed. As at December 31, 2000, cash in this segregated deposit account amounted to approximately
$23 million.

    Loans made under the New DIP Facility bore interest at floating rates of U.S. Prime plus 1.25% (LIBOR plus 2.75% for Eurodollar advances). A fee of 2.75% was charged on letters of credit and a commitment fee of 0.50% was charged on the unused portion of the New DIP Facility. Related debt issue costs were deferred and were amortized over the remaining life of the New DIP Facility. As at December 31, 2000, there were no borrowings under the New DIP Facility and there were letters of credit outstanding of $12,380,000.

    In 1996, the Predecessor, Loewen International and a trustee entered into the Collateral Trust Agreement pursuant to which the senior lenders shared certain collateral and guarantees on a pari passu basis. The security for lenders under the Collateral Trust Agreement consisted of (i) all of Loewen International's right, title and interest in and to all rights to receive payment under or in respect of accounts, contracts, contractual rights, chattel paper, documents, instruments and general intangibles, (ii) a pledge of the common shares of substantially all of the subsidiaries in which the Predecessor directly or indirectly held more than a 50% voting or economic interest, and
(iii) a guarantee by each subsidiary that pledged shares. The security was held by the trustee for the equal and ratable benefit of the senior lending group. The senior lending group consisted principally of the lenders under the senior amortizing notes, senior notes and bank credit agreements as well as the holders of certain letters of credit.

    Subsequent to the execution of the Collateral Trust Agreement, among other financings, the Predecessor issued the Series 3 and 4 Senior Notes, the Series 6 and 7 Senior Notes and the PATS (collectively, the "Subject Debt"). The aggregate principal amount outstanding of the Subject Debt was $1,100,000,000. In April 2000, the Predecessor announced that there was uncertainty as to the secured status under the Collateral Trust Agreement with respect to the Subject Debt. In accordance with the terms of the Collateral Trust Agreement, holders of future indebtedness or their representatives were to effect registration by delivering to the collateral trustee Additional Secured Indebtedness Registration Statements in a form set forth in the Collateral Trust Agreement. However, Additional Secured

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 4.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED)
Indebtedness Registration Statements relating to the Subject Debt were either not delivered to the collateral trustee or were delivered indicating an incorrect outstanding amount. The Predecessor confirmed that it satisfied its obligations under the financing agreements to adopt appropriate corporate resolutions and to deliver to lender representatives, in connection with closing, Additional Secured Indebtedness Registration Statements relating to the Subject Debt. Pursuant to the agreements with lender representatives in connection with those financings, the Predecessor and Loewen International treated the Subject Debt as secured under the Collateral Trust Agreement. On this basis, the total indebtedness owed to the senior lending group subject to the Collateral Trust Agreement, including holders of certain letters of credit, at the Petition Date aggregated $2,016,000,000.

    The Plan provides for the cancellation of the debt claiming the benefit of the Collateral Trust Agreement in exchange for a combination of cash, Alderwoods Group Common Stock and seven-year unsecured notes. Under specified circumstances, Alderwoods Group could also issue two-year unsecured notes or five-year secured notes, or both in exchange for cancellation of such debt.

    It was not known when the uncertainty would be resolved. Accordingly, the effects of this contingency, if any, were not reflected in the Predecessor's consolidated financial statements.

    On September 29, 2000, Bankers Trust Company, the trustee under the Collateral Trust Agreement, filed an adversary proceeding in the U.S. Bankruptcy Court seeking a declaratory judgment that the Subject Debt was secured debt and entitled to the benefits of the Collateral Trust Agreement. The Predecessor was named as a defendant in that proceeding.

    Interest expense for the year ended December 31, 2001, included $619,000 (2000 -- $3,142,000, 1999 -- $4,929,000) of debt issue cost amortization and write-offs.

    In 1994, Loewen Group Capital L.P. ("LGC") issued 3,000,000 Monthly Income Preferred Securities for an aggregate amount of $75,000,000. LGC is a limited partnership, and Loewen International as its general partner managed its business and affairs. The Monthly Income Preferred Securities were due
August 31, 2024 and were subject to redemption at par at the option of LGC, in whole or in part, from time to time on or after August 31, 2004. As a result of the Chapter 11 filing, the Monthly Income Preferred Securities became redeemable. The Monthly Income Preferred Securities were subject to an unsecured guarantee by the Predecessor and Loewen International. Accordingly, the Monthly Income Preferred Securities have been designated as liabilities subject to compromise.

NOTE 5.  IMPAIRMENT OF ASSETS AND DISPOSITIONS

    During 1999, as a result of the Predecessor's reorganization proceedings and operating performance decline, the Predecessor conducted extensive reviews of each of its operating locations. The review resulted in the identification of 201 funeral homes and 170 cemeteries as probable for sale and the development of a program for disposition of these locations, which was approved by the U.S. Bankruptcy Court in January 2000. As a result, a pre-tax asset impairment provision for long-lived assets of $428,194,000 was recorded in 1999.

    During the first two months of 2001, the Predecessor completed the sale of 49 funeral homes and 43 cemeteries for gross proceeds of $25,267,000. As a result, and together with the Predecessor's revision

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 5. IMPAIRMENT OF ASSETS AND DISPOSITIONS (CONTINUED) on June 30, 2000, of its estimates of expected proceeds of the locations held for disposal, an additional pre-tax asset impairment provision of $116,937,000 was provided for in 2000.

    During 2001, the Company further revised its estimates of expected proceeds of the locations held for disposal and identified other locations, which were not part of the previously-announced disposition properties, as probable for sale. Consequently, an additional pre-tax asset impairment provision of $180,658,000 was recorded.

    The asset impairment provisions were based on management estimates.

    During 2001, the Predecessor sold 124 funeral homes and 119 cemeteries for gross proceeds of $106,378,000, before closing and other settlement costs of $601,000, resulting in a pre-tax gain of $173,308,000.

    During 2000, the Predecessor sold 101 funeral homes and 33 cemeteries for gross proceeds of $38,226,000, before closing and other settlement costs of $2,107,000, resulting in a pre-tax gain of $5,591,000.

    In 1999, the Predecessor sold 124 cemeteries and three funeral homes to an investor group for gross proceeds of $193,000,000, before purchase price adjustments and transaction costs, resulting in a pre-tax loss of $1,122,000.

NOTE 6.  INVESTMENTS

    In 1998, the Predecessor concluded that its investments in Prime and Rose Hills had suffered a decline in value that was other than temporary and wrote down its investments based on an assumed distribution of Prime's and Rose Hills' respective stockholders' equity. In 1999, due to the performance of Prime, the Predecessor wrote off its remaining investment in Prime. No further write down was made to the investment in Rose Hills in 1999.

    Under a Put/Call Agreement entered into with Blackstone Capital Partners II Merchant Banking Fund L.P. and certain affiliates (together, "Blackstone"), the majority investor in Prime, in August 1996 (the "Prime Put/Call Agreement"), the Predecessor had the option to acquire (the "Prime Call") Blackstone's Prime common stock commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Prime Put/Call Agreement. Blackstone had the option to sell (the "Prime Put") its Prime common stock to the Predecessor commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Prime Put/Call Agreement. Under a Put/Call Agreement entered into with Blackstone and RHI Management Direct L.P. ("RHI") in November 1996 (the "Rose Hills Put/Call Agreement"), the Predecessor had the option to acquire (the "Rose Hills Call") the Rose Hills common stock owned by Blackstone and RHI commencing on the fourth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Rose Hills Put/Call Agreement. Blackstone and RHI had the option to sell (the "Rose Hills Put") their Rose Hills common stock to the Predecessor commencing on the sixth anniversary of the acquisition, and for a period of two years thereafter, at a price determined pursuant to the Rose Hills Put/Call Agreement.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 6.  INVESTMENTS (CONTINUED)
    In addition, in 1998 and 1999, the Predecessor determined that its exercise of the Prime Call and Rose Hills Call was unlikely, and the exercise of the Prime Put and Rose Hills Put was likely. As a result, based on the Predecessor's determination of the difference between the estimated put option prices and the estimated fair value of the majority investor's equity in Prime and Rose Hills, which was based in part on prevailing market conditions, the Predecessor recorded contingent losses and corresponding liabilities. The respective contingent liabilities have been recorded in "Other liabilities," net of the carrying value of the investment in Rose Hills.

    During 2000, Prime was reorganized under Chapter 11 in the U.S. Bankruptcy Court. Prime's common stock was cancelled and the Predecessor received five-year warrants to purchase 500,000 new common stock of reorganized Prime at an exercise price of $16.76 per common share. The Prime plan of reorganization also provided that 5,000,000 shares of new common stock would be issued to certain creditors of Prime. Pursuant to the Plan, all of the Prime warrants were irrevocably transferred to a liquidating trust for the benefit of holders of certain of the Predecessor's indebtedness.

    Blackstone filed proofs of claim against the Predecessor in respect of the Prime Put, in which Blackstone calculated a Prime Put price of $183,400,000. Blackstone and RHI also filed proofs of claim against the Predecessor in respect of the Rose Hills Put, in which Blackstone and RHI calculated a Rose Hills Put price of $158,800,000.

    On April 12, 2001, Blackstone, RHI and the Predecessor entered into a settlement and resolution of any and all claims, issues and disputes between such parties relating to or involving Prime or Rose Hills on substantially the following terms (the "Blackstone Settlement"), which became effective on the Effective Date:

    (i) each of Blackstone and RHI, on the one hand, and the Predecessor and certain of its affiliates, on the other hand, effective as of the closing of the transactions described below, released, waived and discharged the other from any and all claims, demands, rights, causes of action and controversies arising from or relating to the Prime Put/Call Agreement (including the rejection thereof), the Rose Hills Put/Call Agreement or otherwise relating to Prime or Rose Hills;

    (ii) Alderwoods Group assumed the Rose Hills Put/Call Agreement as amended and modified by the agreement entered into to effect the Blackstone Settlement; and

   (iii) the Rose Hills Put/Call Agreement was amended and modified to provide that:

       - the Rose Hills Put was automatically exercised;

       - in full satisfaction of all of the Debtors' obligations under the Rose Hills Put/Call Agreement, Alderwoods Group delivered to Blackstone and RHI $24,679,000 aggregate principal amount of Alderwoods Group unsecured subordinated convertible notes, 379,449 shares of Alderwoods Group Common Stock, with an aggregate value of $6,515,000, and assumed the obligations under the $445,000 note issued by RHI to Rose Hills;

       - in full satisfaction of all of the obligations of Blackstone and RHI under the Rose Hills Put/Call Agreement, Blackstone and RHI conveyed to Alderwoods Group all of the Rose Hills common stock owned by them, free and clear of all liens; and

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 6.  INVESTMENTS (CONTINUED)
       - upon the closing of such transactions, the Rose Hills Put/Call Agreement terminated and was of no further force or effect.

NOTE 7. INVESTMENTS, FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

    Prior to filing for bankruptcy, the Predecessor used derivative transactions with financial institutions primarily as hedges of other financial transactions. The Predecessor does not trade in financial instruments and is not a party to leveraged derivatives.

SWAP AGREEMENTS AND INTEREST RATE OPTIONS

    The Predecessor entered into swap agreements and interest rate options with a number of different commercial banks and financial institutions to manage its interest rate exposure on fixed rate long-term debt. At December 31, 2000, and throughout 2001, no such agreements were outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and term deposits, current receivables, and accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these instruments. The fair value of insurance policy liabilities has been omitted because it is not practicable to determine fair values with sufficient reliability. Financial instruments with a carrying value different from their fair value include:

                                                            DECEMBER 31, 2000
                                                          ---------------------
                                                          CARRYING
                                                           VALUE     FAIR VALUE
                                                          --------   ----------
Insurance invested assets and pre-need funeral
  contracts:
    Short-term investments..............................  $172,525    $171,338
    Fixed maturities....................................   407,687     406,451
    Mutual funds........................................        32          34
    Equity securities...................................    88,471      88,555
    Insurance policies held by trust....................    51,720      51,697
    Other...............................................     9,918       9,897
  Pre-need cemetery contracts:
    Practicable to estimate fair value..................   433,527     439,746
    Not practicable to estimate fair value..............   101,137         n/a

    Investments in debt and equity securities are evaluated for other than temporary impairments. Other than temporary impairment is reflected in current period income as a realized loss. It is possible that a significant change in economic conditions in the near term could result in losses that could be significant.

    The fair value determination of insurance invested assets and pre-need funeral contracts and pre-need cemetery contracts was based on quoted market prices. Pre-need cemetery contracts for which it was not practicable to estimate fair value comprised primarily customer installment contracts on pre-need

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 7. INVESTMENTS, FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
cemetery sales, which generally had terms of one to seven years and contractual or imputed interest ranging from 9.00% to 12.75%.

    Due to the Chapter 11 filings, calculation of fair values for the preferred securities of a subsidiary and liabilities subject to compromise could not be determined as at December 31, 2000. The amounts settled pursuant to the Plan were substantially less than the carrying values of the preferred securities of a subsidiary and liabilities subject to compromise. As detailed in Note 4, the majority of the Predecessor's long-term debt and the preferred securities of a subsidiary became subject to compromise effective June 1, 1999.

    Pre-need funeral contracts represented amounts deposited in accordance with state trusting laws with various financial institutions together with accrued earnings. The Predecessor received the pre-need funeral trust amounts when the funeral services were performed. The weighted average rate of return for the year ended December 31, 2000 was 4.3% (1999 -- 2.7%).

    Fixed maturity securities, which the Predecessor had the positive intent and ability to hold to maturity, were classified as held-to-maturity and were carried at amortized cost. Fixed maturity securities classified as held-to-maturity were approximately $26,140,000 at December 31, 2000. Debt and equity securities that were held with the objective of trading to generate profits on short-term differences in price were carried at fair value, with changes in fair value reflected in the results of operations. At December 31, 2000, the Predecessor had no securities classified as trading. All other fixed maturity and equity securities not classified as either held-to-maturity or trading were classified as available-for-sale and carried at fair value, which was approximately $702,228,000 at December 31, 2000.

    On the insurance invested assets, the Predecessor earned $22,144,000 and $21,642,000 of investment income for the year ended December 31, 2001 and 2000, respectively. Included in the market value of insurance invested assets at December 31, 2000 are $4,522,000 and $7,887,000 of unrealized gains and losses, respectively. Maturities of fixed maturity securities, excluding mortgage-backed securities and collateralized mortgage obligations, were estimated as follows:

                                                            DECEMBER 31, 2000
                                                          ---------------------
                                                          CARRYING
                                                           VALUE     FAIR VALUE
                                                          --------   ----------
Due in one year or less.................................  $  1,056    $  1,053
Due in one to five years................................    31,157      29,777
Due in five to ten years................................    52,281      51,848
Thereafter..............................................    92,216      88,657
                                                          --------    --------
                                                          $176,710    $171,335
                                                          ========    ========

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 7. INVESTMENTS, FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The Predecessor's mortgage-backed securities and collateralized mortgage obligations consist of:

                                                            DECEMBER 31, 2000
                                                          ---------------------
                                                          CARRYING
                                                           VALUE     FAIR VALUE
                                                          --------   ----------
                                                          $101,721    $103,767
                                                          ========    ========

NOTE 8.  STOCKHOLDERS' EQUITY

    (a) AUTHORIZED

        200,000,000  First Preferred stock without par value
         40,000,000  Class A stock without par value
        750,000,000  Common stock without par value

    Of the 200,000,000 First Preferred stock, 1,000,000 shares are designated as 7.75% Cumulative Redeemable Convertible First Preferred stock without par value, Series A, 425,000 shares are designated as Convertible First Preferred stock, Series B, (see (c) below), and 8,800,000 shares are designated as 6.00% Cumulative Redeemable Convertible First Preferred stock, Series C ("Series C Preferred stock") (see (c) below).

    (b) ISSUED AND OUTSTANDING SHARES

                                                       NUMBER OF
                                                         SHARES     STATED VALUE
                                                       ----------   ------------
Common stock
Outstanding December 31, 1998........................  74,056,090    $1,300,428
  Issued for cash on exercise of stock options,
    including related tax benefits...................       5,496           152
  Issued for cash under stock purchase plan..........         350             1
  Issued under acquisition option agreements,
    including related tax benefits...................      80,000         2,223
  Issued under employee stock bonus plan.............       3,465             2
                                                       ----------    ----------
Outstanding December 31, 1999........................  74,145,401     1,302,806
  Other..............................................          65            13
                                                       ----------    ----------
Outstanding December 31, 2001 and 2000...............  74,145,466     1,302,819
                                                       ==========    ==========
Preferred stock
  Series C Preferred stock...........................   8,799,900    $  157,144
                                                       ==========    ==========

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 8.  STOCKHOLDERS' EQUITY (CONTINUED)
    (c) FIRST PREFERRED STOCK

    First Preferred stock was authorized to be issued from time to time in one or more series and in such numbers and with such special rights and restrictions as the directors of the Predecessor determined.

    During 1994, as part of the Management Equity Investment Plan, 425,000 shares were designated as Convertible First Preferred stock, Series B of the Predecessor. Each Convertible First Preferred stock was convertible into ten shares of Common stock at any time prior to July 13, 2011. No shares of Series B Preferred shares were issued.

    The Series C Preferred stock was issued for cash of $157,144,000 by public offering, net of expenses of $3,776,000, in 1996. The holders of Series C Preferred stock will have the right at any time before January 1, 2003, to convert each Series C Preferred stock into that number of shares of Common stock determined by dividing Cdn. $25.00 by Cdn. $38.125. Thereafter, a holder of Series C Preferred stock will have the right on January 1, 2003, and on the first business day of each quarter thereafter, to convert all or part of such Series C Preferred stock into that number of shares of Common stock determined by dividing Cdn. $25.00 plus accrued and unpaid dividends by the greater of Cdn. $3.00 and 95% of the Current Market Price (as defined) on the date of conversion. During 2000, 100 shares of Series C Preferred stock were converted into 65 shares of Common stock.

    The holders of the Series C Preferred stock were entitled, as and when declared by the Board of Directors, to a fixed preferential cumulative cash dividend of 6% per year, payable quarterly. In March 1999, the Predecessor suspended future dividends on its Common stock and deferred future dividends on its Preferred stock.

    In August 2000, a motion was filed in the Canadian Court by RBC Dominion Securities Inc., Sunrise Partners LLC and Paloma Strategic Fund LP seeking an order to compel the Predecessor to convert the Preferred stock to Common stock upon request from the Preferred stockholders. The court denied that motion on September 29, 2000.

    On or after July 1, 1999, the Series C Preferred stock was redeemable by the Predecessor, upon giving not less than 30 days notice, at a redemption price equal to Cdn. $25.00 per share together with accrued and unpaid dividends. Prior to July 1, 2001, the redemption could only be effected by the issuance of Common stock, determined by dividing the redemption price by the greater of Cdn. $3.00 and 95% of the current market price at the date of redemption. On and after July 1, 2001, the redemption may be effected by the issuance of Common stock or payment of a cash amount.

    As of October 1, 2001, the Predecessor had deferred payment of dividends for 11 consecutive calendar quarters. Accordingly, this Preferred stock was convertible into Common stock at a ratio of 9.710 Common shares per Preferred share. However, the Predecessor was not accepting requests for conversion.

                                                              DECEMBER 31,
                                                                  2000
                                                              -------------
Dividends in arrears:
  6.00% Preferred stock, Series C...........................     $15,398

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 8.  STOCKHOLDERS' EQUITY (CONTINUED)
    (d) MANAGEMENT EQUITY INVESTMENT PLAN ("MEIP")

    4,250,000 shares of the Common stock of the Predecessor were reserved upon adoption by the Predecessor of the MEIP on June 15, 1994. Senior Exchangeable Debentures (the "Debentures") amounting to $127,670,000 were issued by Loewen International to a wholly-owned subsidiary of Loewen International formed to act as agent for the MEIP. The Debentures were due July 15, 2001 and bore interest at floating rates. Each $300.40 of principal amount of Debentures will be exchangeable for one Convertible First Preferred share, Series B of the Predecessor, each of which will be convertible into ten shares of the Common stock of the Predecessor. As at December 31, 2000, the MEIP participants had paid $2,869,000 for option rights to acquire $57,382,000 of Debentures exercisable as to 50% in 1999, 25% in 2000 and 25% in 2001. If an option expires unexercised, the participant is entitled to a refund without interest of the amount paid to acquire such option right. In addition, as at December 31, 2000, the former Chairman had paid $2,253,000 for the right and obligation to acquire $45,060,000 of Debentures with the same exercise dates. Pursuant to the Plan, the Debentures were canceled on the Effective Date.

    (e) STOCK OPTION PLANS

    The Predecessor had separate fixed stock option plans for its United States and Canadian employees, which enabled the Predecessor to grant options to its employees and Directors. The option plans were administered by the Compensation Committee of the Predecessor's Board of Directors. Granting of stock options has been suspended since the Petition Date. At December 31, 2000, 1,752,025 options were exercisable at prices ranging from $0.93 to $41.25 per Common share. The Predecessor has determined that, due to its reorganization the stock options were effectively cancelled.

NOTE 9.  LEGAL CONTINGENCIES

    See Note 1 for a description of the Predecessor's reorganization proceedings.

    Pursuant to the Plan, Alderwoods Group succeeded to the business previously conducted by the Predecessor. Accordingly, the Predecessor is not party to any legal contingencies.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 10.  REORGANIZATION COSTS

    The Predecessor incurred the following pre-tax charges for costs associated with reorganizing its affairs under the protection of Chapter 11 and the Creditors Arrangement Act as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2001       2000       1999
                                                   --------   --------   --------
Executory contracts submitted for rejection......  $ 4,947    $ 6,552    $26,955
Deferred debt issue costs written off............       --         --     23,035
PATS option liability recorded...................       --         --      9,760
Key Employee Retention Plan costs................   14,997      7,279      5,676
Professional fees and other costs................   75,510     36,724     27,951
Interest income..................................   (8,282)    (4,678)      (586)
                                                   -------    -------    -------
                                                   $87,172    $45,877    $92,791
                                                   =======    =======    =======

    Professional fees and other costs include legal, accounting and consulting services provided to the Predecessor and the Official Unsecured Creditors' Committee which, subject to court approval, were required to be paid by the Predecessor as it reorganized under Chapter 11 and the Creditors Arrangement Act.

    In September 1999, the Bankruptcy Courts approved the Key Employee Retention Plan, a long-term agreement structured to ensure that appropriate employee levels and expertise were retained during the reorganization process.

NOTE 11.  RETIREMENT PLANS

    The Predecessor had a 401(K) Retirement Savings Plan for United States employees who could defer between 2% and 15% of their compensation. The Predecessor matched 100% of employee contributions to a maximum of 2% of employees' eligible compensation. There are no required future contributions under this plan in respect of past service.

    The Predecessor had a Registered Retirement Savings Plan for Canadian employees who could contribute 3% or 5% of their compensation, which was matched by an equal contribution to the plan by the Predecessor on behalf of employees. There are no required future contributions under these plans in respect of past service.

    The Predecessor's total expense for these retirement plans for the three years ended December 31, 2001, 2000 and 1999 was $2,252,778, $2,585,890 and
$2,777,000, respectively.

NOTE 12.  INCOME TAXES

    The provision or benefit for income taxes included United States federal income taxes, determined on a consolidated return basis, foreign, state and local income taxes.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 12.  INCOME TAXES (CONTINUED)
    Loss before income taxes, extraordinary gain and cumulative effect of accounting change was as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                  2001       2000       1999
                                                --------   --------   ---------
United States.................................  $(12,773)  $(36,345)  $(599,054)
Foreign.......................................   (46,405)     1,482      25,889
                                                --------   --------   ---------
                                                $(59,178)  $(34,863)  $(573,165)
                                                ========   ========   =========

    Income tax provision consisted of the following:

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    2001       2000       1999
                                                  --------   --------   --------
Current:
  United States                                   $14,629    $ 3,591    $  2,079
  Foreign.......................................    5,962      1,437       3,453
  State and local...............................    3,427      3,680       2,700
Deferred:
  United States.................................    3,490     12,132     (56,770)
  Foreign.......................................      (25)       (91)      6,922
  State and local...............................      499      1,733      (8,110)
                                                  -------    -------    --------
Total provision.................................  $27,982    $22,482    $(49,726)
                                                  =======    =======    ========

    The Predecessor made income tax payments of $17,309,000, $16,331,000 and $12,917,000, excluding income tax refunds of $5,160,000, $3,306,000 and
$9,313,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

    The difference between the U.S. federal statutory income tax rate and the Predecessor's effective tax rate were as follows:

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                          ------------------------------
                                                            2001       2000       1999
                                                          --------   --------   --------
                                                             %          %          %
U.S. Federal statutory tax rate.........................   (35.0)     (35.0)     (35.0)
State and local taxes...................................     5.3       10.6       (0.5)
Amortization, net of federal income tax benefits of
  goodwill arising from acquisitions....................    14.4       20.5        4.0
Other non-deductible charges............................    62.4       11.6        1.1
Change in valuation allowance on deferred tax assets....     6.4       73.5       26.4
Differences between foreign and U.S. income tax rates
  (or foreign tax differential).........................    (2.7)      (5.9)      (5.8)
Other...................................................    (3.5)     (10.8)       1.1
                                                           -----      -----      -----
Effective income tax rate...............................    47.3       64.5       (8.7)
                                                           =====      =====      =====

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 12.  INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities are as follows:

                                                             DECEMBER 31
                                                        ---------------------
                                                          2001        2000
                                                        --------   ----------
Deferred tax assets
  Receivables.........................................  $     --   $   11,555
  Accounts payable and accrued liabilities............        --       14,426
  Deferred pre-need funeral revenue...................        --       38,053
  Deferred pre-need cemetery revenue..................        --      413,471
  Insurance invested assets...........................        --        1,254
  Legal settlements...................................        --       14,454
  Names and reputations...............................        --       26,574
  Deferred agency costs...............................        --       40,825
  Interest............................................        --      182,986
  Unrealized losses on investments in Prime and Rose
    Hills.............................................        --       99,370
  Deferred costs related to pre-need funeral
    contracts.........................................        --        6,966
  Common stock issue costs............................        --        1,417
  Operating and capital loss carryforwards............        --      119,873
  Other...............................................        --       35,869
                                                        --------   ----------
    Total deferred tax assets before valuation
      allowance.......................................        --    1,007,093
    Valuation allowance...............................        --     (654,000)
                                                        --------   ----------
    Total deferred tax assets after valuation
      allowance.......................................        --      353,093
                                                        --------   ----------
Deferred tax liabilities
  Pre-need cemetery contracts.........................        --      120,353
  Cemetery property...................................        --      175,866
  Property and equipment..............................        --       37,492
  Insurance policy liabilities........................        --        1,634
  Other...............................................        --       13,871
                                                        --------   ----------
    Total deferred tax liabilities....................        --      349,216
                                                        --------   ----------
      Net deferred tax assets.........................  $     --   $    3,877
                                                        ========   ==========

    The valuation allowance increased by $325,485,000 for the year ended December 31, 2000, which includes the cumulative effect of the implementation of SAB 101 and other U.S. GAAP adjustments through December 31, 1999.

    As a result of reorganization, substantially all deferred tax assets and liabilities, except for certain operating and capital losses carried forward, were transferred to Alderwoods Group, Inc.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 13.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to statements of cash flows consist of the following:

                                                  YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                 2001         2000       1999
                                              -----------   --------   --------
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade...................................  $     6,295   $  4,330   $  5,843
    Other...................................       13,818    (19,392)   (43,903)
  Inventories...............................          735     (3,247)      (384)
  Prepaid expenses..........................       (9,340)     2,611     (3,673)
  Amounts receivable from cemetery trusts...      (39,582)   (55,533)   (93,175)
  Customer installment contracts, net of
    allowances..............................       46,773     67,562     66,885
  Cemetery property.........................        5,230     12,808     (4,785)
  Other assets..............................          992      3,095    (12,964)
Increase (decrease) in liabilities,
  including certain liabilities subject to
  compromise:
  Accounts payable and accrued
    liabilities.............................       51,009      5,536     15,819
  Deferred pre-need funeral contract
    revenue.................................       (3,438)   (49,775)        --
  Deferred pre-need cemetery contract
    revenue.................................      (43,234)     2,958         --
  Other liabilities.........................       10,446     (5,845)    12,432
  Insurance policy liabilities..............       27,321     23,655     21,685
  Other changes in non-cash balances........        2,625      8,140     11,264
                                              -----------   --------   --------
                                              $    69,650   $ (3,097)  $(24,956)
                                              ===========   ========   ========
Supplemental information:
  Interest paid.............................  $     8,343   $  7,762   $ 87,388
  Bad debt expense..........................        7,893      8,015      8,374
Non-cash investing and financing activities:
  Non-cash stock issues pursuant to option
    agreements..............................           --         --     (2,280)
  Capital leases............................       (5,659)   (11,399)   (14,846)

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 14.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts is as follows:

                                                           DECEMBER 31,
                                                      -----------------------
                                                         2001         2000
                                                      ----------   ----------
Receivables, net of allowances:
  Trade accounts....................................   $     --    $  88,786
  Allowance for doubtful accounts...................         --      (34,111)
  Other.............................................         --       98,339
                                                       --------    ---------
                                                       $     --    $ 153,014
                                                       ========    =========
Pre-need cemetery contracts:
  Customer receivables..............................   $     --    $ 221,349
  Unearned finance income...........................         --      (30,090)
  Allowance for contract cancellations and
    refunds.........................................         --      (30,360)
                                                       --------    ---------
                                                             --      160,899
  Amounts receivable from cemetery trusts...........         --      437,884
                                                       --------    ---------
                                                       $     --    $ 598,783
                                                       ========    =========
Cemetery property:
  Developed land and lawn crypts....................   $     --    $ 179,407
  Undeveloped land..................................         --      580,304
  Mausoleums........................................         --       77,286
                                                       --------    ---------
                                                       $     --    $ 836,997
                                                       ========    =========
Property and equipment:
  Land..............................................   $     --    $ 154,475
  Buildings and improvements........................         --      531,769
  Automobiles.......................................         --      102,367
  Furniture, fixtures and equipment.................         --      137,277
  Computer hardware and software....................         --       56,068
  Leasehold improvements............................         --       17,702
  Accumulated depreciation and amortization.........         --     (312,355)
                                                       --------    ---------
                                                       $     --    $ 687,303
                                                       ========    =========
Names and reputations:
  Names and reputations.............................   $     --    $ 747,796
  Covenants not to compete..........................         --       71,623
  Accumulated amortization..........................         --     (213,719)
                                                       --------    ---------
                                                       $     --    $ 605,700
                                                       ========    =========

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 14.  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

                                                           DECEMBER 31,
                                                      -----------------------
                                                         2001         2000
                                                      ----------   ----------
Other assets:
  Deferred debt issue costs.........................   $     --    $     619
  Cemetery management contracts.....................         --       12,834
  Investments.......................................         --        1,807
  Notes receivable..................................         --        6,666
  Present value of future insurance profits.........         --       31,073
  Other.............................................         --        8,839
                                                       --------    ---------
                                                       $     --    $  61,838
                                                       ========    =========
Accounts payable and accrued liabilities:
  Trade payables....................................   $     --    $  21,232
  Interest..........................................         --        5,646
  Insurance, property, business and other taxes.....         --       35,436
  Other.............................................         --       78,597
                                                       --------    ---------
                                                       $     --    $ 140,911
                                                       ========    =========
Other liabilities:
  Accrual for contingent losses.....................   $     --    $ 190,441
  Covenants not to compete..........................         --       12,158
  Regional partnership liabilities..................         --        6,698
  Other.............................................         --       25,539
                                                       --------    ---------
                                                       $     --    $ 234,836
                                                       ========    =========

    The activity in deferred pre-need cemetery contract revenue was as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                         2001          2000
                                                      -----------   -----------
Beginning balance...................................  $1,037,611    $       --
  Cumulative effect of accounting change............          --     1,115,531
  Net sales.........................................      68,972        94,176
  Dispositions......................................    (214,735)      (25,400)
  Maturities........................................    (110,299)     (152,310)
  Realized earnings on cemetery trusts..............      15,200        17,500
  Change in cancellation reserve....................     (14,432)      (11,886)
  Fresh start valuation adjustments, including
    effects of Alderwoods Group's accounting
    policy change...................................    (440,299)           --
  Transfer to Alderwoods Group, Inc.................    (342,018)           --
                                                      ----------    ----------
Ending balance......................................  $       --    $1,037,611
                                                      ==========    ==========

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 14.  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)
    The realized earnings recognized in the consolidated statement of operations related to pre-need merchandise and services trusts and perpetual or endowment care trusts were $29,378,000, $33,526,000 and $26,211,000 for the years ended
December 31, 2001, 2000 and 1999, respectively.

    The Predecessor's gross pre-need funeral contract sales decreased to approximately $108 million in 2001 from approximately $119 million in 2000. The Predecessor estimated that it had a backlog of approximately $1.1 billion in pre-need funeral contracts as of December 31, 2001. At January 1, 2000, when the Predecessor implemented SAB 101, approximately $92 million was recorded representing amounts received but not required to be placed in trust, and interest earnings on amounts in trust, which had previously been recognized in revenue. During 2001 and 2000, the Predecessor recognized approximately
$4.4 million and $6.1 million, respectively, of this amount in funeral revenue.

NOTE 15.  SEGMENTED INFORMATION

    The Predecessor's reportable segments comprised three businesses it operated, each of which offered different products and services: funeral homes, cemeteries and insurance (see Note 2).

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Predecessor sold primarily to external customers, though any intersegment sales or transfers occured at market price. In 2001, the inter-company insurance commissions amounted to $4,911,000 and were eliminated in the Predecessor's consolidated financial statements (2000 -- $4,454,000, 1999 -- $4,554,000). The Predecessor
evaluates performance based on earnings from operations of the respective businesses.

                                                         FUNERAL      CEMETERY    INSURANCE     OTHER     CONSOLIDATED
                                                        ----------   ----------   ----------   --------   ------------
Revenue earned from external sales:
  2001................................................  $  522,089   $  210,097   $  104,215   $     --    $  836,401
  2000................................................     576,940      263,203       87,541         --       927,684
  1999................................................     605,029      324,019       92,182         --     1,021,230
Earnings (loss) from operations:
  2001................................................  $   71,362   $ (139,999)  $   11,609   $(75,145)   $ (132,173)
  2000................................................      47,378       25,914        5,599    (61,422)       17,469
  1999................................................      58,457     (322,999)      14,318    (74,432)     (324,656)
Investment revenue (included in earnings (loss) from
  operations):
  2001................................................  $    2,105   $   28,475   $   22,152   $  2,802    $   55,534
  2000................................................       2,887       39,677       21,642        909        65,115
  1999................................................       1,682       43,972       19,450      1,246        66,350
Depreciation and amortization:
  2001................................................  $   37,984   $    6,659   $       31   $ 12,364    $   57,038
  2000................................................      41,802        8,072           31      7,114        57,019
  1999................................................      44,897        9,310           31      9,804        64,042
Total assets:
  2001................................................  $       --   $       --   $       --   $     --    $       --
  2000................................................   1,730,662    1,604,671      339,714    202,997     3,878,044
Capital expenditures:
  2001................................................  $    4,740   $    3,174   $      248   $ 12,850    $   21,012
  2000................................................      11,306        4,717           --     10,469        26,492
  1999................................................      22,195       23,955          190      8,337        54,677

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 15.  SEGMENTED INFORMATION (CONTINUED)
    The following table reconciles earnings from operations of reportable segments to total earnings (loss) and identifies the components of "Other" segment earnings from operations:

                                                   YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                 2001        2000       1999
                                               ---------   --------   ---------
Earnings (loss) from operations of funeral,
  cemetery and insurance segments............  $ (57,028)  $ 78,891   $(250,224)
Other expenses of operations:
  General and administrative expenses........    (61,010)   (54,308)    (64,835)
  Depreciation and amortization..............    (12,364)    (7,114)     (9,804)
  Other......................................     (1,771)        --         207
                                               ---------   --------   ---------
                                                 (75,145)   (61,422)    (74,432)
                                               ---------   --------   ---------
Total earnings (loss) from operations........  $(132,173)  $ 17,469   $(324,656)
                                               =========   ========   =========

    The following table reconciles total assets of reportable segments and details the components of "Other" segment assets which was mainly comprised of corporate assets:

                                                             DECEMBER 31
                                                       -----------------------
                                                          2001         2000
                                                       ----------   ----------
Total assets of funeral, cemetery and insurance
  segments...........................................  $       --   $3,675,047
"Other" assets includes:
  Cash...............................................          --      133,215
  Receivables........................................          --       18,036
  Prepaid expenses...................................          --        5,977
  Long-term receivables, net of allowances...........          --        5,486
  Property and equipment.............................          --       33,536
  Names and reputations..............................          --        3,139
  Deferred debt issue costs..........................          --          619
  Other..............................................          --        2,989
                                                       ----------   ----------
                                                               --      202,997
                                                       ----------   ----------
                                                       $       --   $3,878,044
                                                       ==========   ==========

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 15.  SEGMENTED INFORMATION (CONTINUED)
    The Predecessor operated principally in North America. Over 90% of its revenues were earned in the United States. The Predecessor also had operations in Canada and the United Kingdom. The following tables depict the revenues earned and the long-term assets held in the reportable geographic segments.

                                                  YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                2001       2000        1999
                                              --------   --------   ----------
Revenue:
  United States.............................  $767,606   $849,519   $  951,115
  Canada....................................    53,779     57,000       58,420
  Other.....................................    15,016     21,165       11,695
                                              --------   --------   ----------
                                              $836,401   $927,684   $1,021,230
                                              ========   ========   ==========

                                                             DECEMBER 31
                                                        ---------------------
                                                          2001        2000
                                                        --------   ----------
Property and equipment, names and reputations and
  cemetery property:
  United States.......................................  $     --   $1,951,514
  Canada..............................................        --      154,702
  Other...............................................        --       23,784
                                                        --------   ----------
                                                        $     --   $2,130,000
                                                        ========   ==========

NOTE 16.  RELATED PARTY TRANSACTIONS

    As part of the acquisition of Osiris Holding Corporation ("Osiris") in 1995, the Predecessor recorded a liability for the present value of contingent payments. The contingent payments were due over a five-year period ending in 2001 to the former shareholders of Osiris, two of whom were officers of the Predecessor. In 1999, the two officers of the Predecessor entered into an agreement with the Predecessor to purchase 124 cemeteries and three funeral homes and ended their association with the Predecessor. The balance of the contingent payments, which was $14,947,000 at December 31, 1998, was paid out of the proceeds of the sale in 1999 (see Note 5).

    In addition, as part of the acquisition of Shipper Management ("Shipper") in 1996, the Predecessor recorded a liability for the present value of contingent payments. The contingent payments were payable through 2001, to the former shareholders of Shipper, one of whom was an officer of the Predecessor. In 1999, the remaining balance of $4,838,000 became subject to compromise, as a result of the Chapter 11 and the CCAA filings.

    At December 31, 2000, current and former officers, directors and employees were indebted to the Predecessor for approximately $12,875,000. As at December 31, 2000, an allowance of $10,759,000 was recorded against those amounts for former officers and employees.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 17.  EARNINGS PER SHARE

    The basic and diluted earnings per share computations for income (loss) before extraordinary gain and cumulative effect of accounting change were as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                 ------------------------------------
                                                    2001         2000         1999
                                                 ----------   -----------   ---------
Income (numerator):
  Loss before extraordinary items and
    cumulative effect of accounting change.....  $  (87,160)  $   (57,345)  $(523,439)
  Less, provision for Preferred stock
    dividends..................................       8,536         8,886       8,885
                                                 ----------   -----------   ---------
  Loss before extraordinary items and
    cumulative effect of accounting change
    attributable to Common stockholders........     (95,696)      (66,231)   (532,324)
  Extraordinary gain on debt discharge.........     958,956            --          --
  Fresh start valuation adjustments............    (228,135)           --          --
  Cumulative effect of accounting change.......          --      (986,750)         --
                                                 ----------   -----------   ---------
Net income (loss) attributable to Common
  stockholders.................................  $  635,125   $(1,052,981)  $(532,324)
                                                 ==========   ===========   =========
Shares (denominator)
  Basic and diluted weighted average number of
    shares of Common stock outstanding
    (thousands)                                      74,145        74,145      74,114
                                                 ==========   ===========   =========

    As a result of the Predecessor's reorganization proceedings, the Predecessor was not accepting requests to exercise stock options or convert Preferred stock. Accordingly, there was no Common stock issuable with respect to stock options and Preferred stock.

NOTE 18.  SUMMARIZED CHAPTER 11 AND CREDITORS ARRANGEMENT ACT FINANCIAL
          INFORMATION

    Summarized financial data for the companies that were under creditor protection of Chapter 11 and the Creditors Arrangement Act are as follows:

                                                  YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                2001        2000       1999
                                              ---------   --------   ---------
Income statement information:
  Revenue...................................  $ 694,941   $733,832   $ 785,515
  Gross margin..............................    161,333    232,433     214,940
  Income (loss) from operations.............   (144,877)     1,746    (298,062)
  Loss before extraordinary items and
    cumulative effect of
    accounting change.......................    (91,646)   (68,047)   (494,861)

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 18. SUMMARIZED CHAPTER 11 AND CREDITORS ARRANGEMENT ACT FINANCIAL INFORMATION (CONTINUED)

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2001         2000
                                                       ----------   ----------
Balance sheet information:
  Current assets.....................................  $       --   $  351,969
  Net investment in subsidiaries not under creditor
    protection (a)...................................          --      190,946
  Non-current assets.................................          --    2,955,515
                                                       ----------   ----------
Total assets.........................................          --    3,498,430

Liabilities not subject to compromise:
  Current liabilities................................          --       94,640
  Non-current liabilities............................          --    1,695,780
Liabilities subject to compromise....................          --    2,289,497
                                                       ----------   ----------
Total liabilities....................................          --    4,079,917
Stockholders' equity.................................  $       --   $ (581,487)
                                                       ==========   ==========

       -------------------------------

       (a) Net investments in subsidiaries not under creditor protection of Chapter 11 and the Creditors Arrangement Act include the net assets of legal subsidiaries, as well as the net assets of cemetery operations legally owned by third parties. The net assets of the third parties are included in the Predecessor's consolidated financial statements, since the Predecessor has the economic risks and rewards of ownership of the underlying operations.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly financial data, which has been restated to give effect to the full implementation of SAB 101, is as follows:

                                                      FIRST      SECOND     THIRD       FOURTH
                                                     QUARTER    QUARTER    QUARTER     QUARTER
                                                    ---------   --------   --------   ----------
Year ended December 31, 2001
  Revenue.........................................  $ 222,327   $209,856   $201,401   $  202,817
  Gross profit....................................     58,600     50,045     46,593       26,001
  Income (loss) before extraordinary items and
    cumulative effect of accounting change........     28,251    (85,881)   (20,888)      (8,642)
  Net income (loss)...............................     28,251    (85,881)   (20,888)     722,179
  Basic and diluted income (loss) per Common
    share.........................................  $    0.35   $  (1.19)  $  (0.31)  $     9.72
Year ended December 31, 2000
  Revenue.........................................  $ 255,958   $233,536   $222,879   $  215,311
  Gross profit....................................     80,710     68,222     61,075       52,016
  Income (loss) before extraordinary items and
    cumulative effect of accounting change........     19,684    (65,687)    10,189      (21,531)
  Net income (loss)...............................   (967,066)   (65,687)    10,189      (21,531)
  Basic and diluted income (loss) per Common
    share.........................................  $  (13.07)  $  (0.92)  $   0.11   $    (0.32)

    The effect of the restatement on quarterly financial information as a result of the implementation of SAB 101 effective January 1, 2000 is summarized below:

                                                       FIRST      SECOND      THIRD      FOURTH
                                                      QUARTER     QUARTER    QUARTER    QUARTER
                                                      --------   ---------   --------   --------
Year ended December 31, 2001
  Income (loss) before extraordinary items and
    cumulative effect of accounting change as
    previously stated under U.S. GAAP...............  $(10,643)  $(114,852)  $(52,166)       n/a
  Adjustment to give effect to SAB 101..............    38,894      28,971     31,278        n/a
                                                      --------   ---------   --------   --------
  Income (loss) before extraordinary items and
    cumulative effect of accounting change,
    restated........................................  $ 28,251   $ (85,881)  $(20,888)       n/a
                                                      ========   =========   ========   ========
Year ended December 31, 2000
  Income (loss) before cumulative effect of
    accounting change as previously stated under
    U.S. GAAP.......................................  $ 22,335   $ (76,417)  $ (3,632)  $(61,879)
  Adjustment to give effect to SAB 101..............    (2,651)     10,730     13,821     40,348
                                                      --------   ---------   --------   --------
  Income (loss) before cumulative effect of
    accounting change, restated.....................  $ 19,684   $ (65,687)  $ 10,189   $(21,531)
                                                      ========   =========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF ALDERWOODS GROUP

    The following table sets forth certain information with respect to current executive officers of Alderwoods Group. Each executive officer holds office until his successor is elected and qualified or until his earlier resignation or removal. The ages of the executive officers are shown as of March 11, 2002.

NAME                                          AGE      POSITION
----                                        --------   --------
John S. Lacey.............................     58      Chairman of the Board

Paul A. Houston...........................     53      Director, President and Chief Executive Officer

Kenneth A. Sloan..........................     52      Senior Vice President, Chief Financial Officer

Bradley D. Stam...........................     54      Senior Vice President, Legal & Asset Management

Gordon D. Orlikow.........................     41      Senior Vice President, People

James D. Arthurs..........................     43      Senior Vice President, Information and Marketing
                                                       Services

    Certain biographical information relating to each of these individuals is set forth below.

    JOHN S. LACEY became the Chairman of the Board of Directors of Alderwoods Group on January 2, 2002. From January 1999 to January 2002, Mr. Lacey was the Chairman of the Board of Directors of Loewen Group. In December 1998, Mr. Lacey became a Director of Loewen Group. From July 1998 to November 1998, Mr. Lacey was President and Chief Executive Officer of The Oshawa Group Ltd. in Toronto, Ontario. From November 1996 to July 1998, Mr. Lacey was President and Chief Executive Officer of WIC Western International Communications Inc. in Vancouver, British Columbia. From March 1990 to November 1996, Mr. Lacey was President and Chief Executive Officer of Scott's Hospitality Inc. in Toronto, Ontario.

    PAUL A. HOUSTON became a director, President and Chief Executive Officer of Alderwoods Group on January 2, 2002. From December 1999 to January 2002,
Mr. Houston was President and Chief Executive Officer of Loewen Group and President of Loewen International. Additionally, Mr. Houston served as a director of Loewen Group from June 1999 to January 2002. From August 1996 to October 1999, Mr. Houston was President and Chief Executive Officer of Scott's Restaurants Inc. From April 1995 to August 1996, Mr. Houston was President and Chief Operating Officer of Scott's Food Services. From December 1992 to
April 1995, Mr. Houston was President of Black Photo Corporation.

    KENNETH A. SLOAN became Senior Vice President, Chief Financial Officer of Alderwoods Group on January 2, 2002. From November 2000 to January 2002,
Mr. Sloan was Senior Vice President, Chief Financial Officer of Loewen International and of Loewen Group. From September 1987 to September 2000,
Mr. Sloan served as Senior Executive Vice President, Finance and Planning and Chief Financial Officer of Shoppers Drug Mart Ltd. From May 1983 to
August 1987, Mr. Sloan was Vice President, Finance of Central Canada Grocers and National Grocers, two divisions of Loblaw Companies Ltd., and from July 1978 to July 1983 was Vice President, Finance of The Quaker Oats Company of Canada.

    BRADLEY D. STAM became Senior Vice President, Legal & Asset Management of Alderwoods Group on January 2, 2002. From February 2000 to January 2002,
Mr. Stam was Senior Vice President, Legal & Asset Management of Loewen International and of Loewen Group. From March 1998 to February 2000, Mr. Stam served as Senior Vice President, Law of Loewen Group. From September 1997 until March 1998, Mr. Stam worked as an independent consultant. From January 1996 until September 1997, Mr. Stam was President, General Counsel and a director of Western Star Trucks Holdings Ltd. From June 1995 to January 1996, Mr. Stam was Vice President, General Counsel and Corporate Secretary of Western Star Trucks Holdings Ltd. Prior to that time, Mr. Stam was a partner with the Seattle-based law firm Culp, Dwyer, Guterson & Grader.

    GORDON D. ORLIKOW became Senior Vice President, People of Alderwoods Group on January 2, 2002. From February 2000 to January 2002, Mr. Orlikow was Senior Vice President, People of Loewen International and of Loewen Group. From November 1999 to February 2000, Mr. Orlikow served as Senior Vice President, Human Resources of Loewen Group. From March 1999 to November 1999, Mr. Orlikow was a consultant with PricewaterhouseCoopers. From April 1996 to March 1999, Mr. Orlikow was Director of Human Resources of BC Rail Ltd. Prior to that time, Mr. Orlikow was Manager Employment, Training and Development of BC Rail Ltd.

    JAMES D. ARTHURS became Senior Vice President, Information and Marketing Services of Alderwoods Group on January 2, 2002. From May 2000 to January 2002, Mr. Arthurs was Senior Vice President, Chief Information Officer of Loewen International and of Loewen Group. From January 2000 to May 2000, Mr. Arthurs was Vice President, Residential and Industrial Operations for the Trus Joist Division of the Weyerhaeuser Company. From September 1997 to January 2000,
Mr. Arthurs was General Manager, Distribution Group for MacMillan Bloedel Limited, and prior to that was with IBM Canada Ltd. in a variety of sales and management positions from June 1981 to August 1997.

DIRECTORS OF ALDERWOODS GROUP

    The Alderwoods Group Bylaws provide that the business and affairs of Alderwoods Group will be managed under the direction of the Board of Directors of Alderwoods Group, which consists of nine (9) members.

    The following table sets forth certain information with respect to the Board of Directors of Alderwoods Group. The ages of the directors are as of March 11, 2002. These individuals serve as directors of Alderwoods Group and hold office until the first annual meeting of stockholders, which is expected to occur in 2003, and until his or her successor is elected and qualified.

NAME                                          AGE      POSITION
----                                        --------   --------
John S. Lacey.............................     58      Chairman of the Board

Paul A. Houston...........................     53      Director, President and Chief Executive Officer

William R. Riedl..........................     61      Director

Lloyd E. Campbell.........................     44      Director

Anthony G. Eames..........................     58      Director

Charles M. Elson..........................     42      Director

David Hilty...............................     33      Director

Olivia Kirtley............................     51      Director

W. MacDonald Snow.........................     62      Director

    Certain biographical information relating to each of these individuals is set forth below.

    JOHN S. LACEY became the Chairman of the Board of Directors of Alderwoods Group on January 2, 2002. From January 1999 to January 2002, Mr. Lacey was the Chairman of the Board of Directors of Loewen Group. In December 1998, Mr. Lacey became a Director of Loewen Group. From July 1998 to November 1998, Mr. Lacey was President and Chief Executive Officer of The Oshawa Group Ltd. in Toronto, Ontario. From November 1996 to July 1998, Mr. Lacey was President and Chief Executive Officer of WIC Western International Communications Inc. in Vancouver, British Columbia. From March 1990 to November 1996, Mr. Lacey was President and Chief Executive Officer of Scott's Hospitality Inc. in Toronto, Ontario.

    PAUL A. HOUSTON became President and Chief Executive Officer of Alderwoods Group on January 2, 2002. From December 1999 to January 2002, Mr. Houston was President and Chief Executive Officer of Loewen Group and President of Loewen International. Additionally, Mr. Houston served as a director of Loewen Group from June 1999 to January 2002. From August 1996 to October 1999, Mr. Houston was President and Chief Executive Officer of Scott's Restaurants Inc. From
April 1995 to August 1996, Mr. Houston was President and Chief Operating Officer of Scott's Food Services. From December 1992 to April 1995, Mr. Houston was President of Black Photo Corporation.

    WILLIAM R. RIEDL became a director of Alderwoods Group on January 2, 2002. From December 1998 to January 2002, Mr. Riedl was a director of Loewen Group. From April 1991 until his retirement in December 2000, Mr. Riedl was President, Chief Executive Officer and Chairman of the Board of Fairvest Securities Corporation, a stock brokerage firm.

    LLOYD E. CAMPBELL became a director of Alderwoods Group on January 2, 2002. Mr. Campbell became the Managing Director and Group Head of the Global Equity Private Placement Group at Rothschild Inc. in June 2001. Mr. Campbell is also a member of the firm's Investment Banking Committee. Prior to joining Rothschild, Mr. Campbell was a Managing Director and Head of the Private Finance Group at Credit Suisse First Boston. He joined Credit Suisse First Boston in 1985. He is a member of the Board of Directors of Georgetown University, the Upper Manhattan Empowerment Zone Development Corporation and the Tuskeegee Airmen
Foundation, Inc. Mr. Campbell is also a Chairman and Founder of Pride First Corporation, a non-profit organization dedicated to improving the scholastic achievement of young people in New York City.

    ANTHONY G. EAMES became a director of Alderwoods Group on January 2, 2002. Mr. Eames has been the President and Chief Executive Officer of A.G. Eames Consulting since January 2001. From 1987 to 2001 Mr. Eames served as the President and Chief Executive Officer of Coca-Cola Ltd., a Canadian subsidiary of the Coca-Cola Company. Mr. Eames joined Coca-Cola in 1966 in Sydney, Australia after graduating with first class honors from the University of Sydney. Mr. Eames held a variety of senior marketing and line management positions with Coca-Cola in Jakarta, Singapore, Hong Kong, Manila and Atlanta, Georgia, prior to his move to Toronto in 1987.

    CHARLES M. ELSON became a director of Alderwoods Group on January 2, 2002. Mr. Elson has been the Edgar S. Woolard, Jr. Professor of Corporate Governance at the University of Delaware since August 2000. From 1990 until that time, Mr. Elson was Professor of Law at Stetson University College of Law. Mr. Elson is also a director of Autozone, Inc., Nuevo Energy Corporation and Sunbeam Corporation.

    DAVID HILTY became a director of Alderwoods Group on January 2, 2002.
Mr. Hilty has served in various capacities with the investment bank of Houlihan Lokey Howard & Zukin since 1990, becoming a Vice President in 1997, Senior Vice President in 1999 and a Director in 2000. Mr. Hilty is also a director of Axiohm Transaction Solutions, Inc.

    OLIVIA KIRTLEY became a director of Alderwoods Group on January 2, 2002.
Ms. Kirtley is currently self-employed, providing business consulting as a certified public accountant. Ms. Kirtley has served as Chair of the Board, AICPA Board of Examiners for the American Institute of Certified Public Accountants, a national professional organization, from 1998 until recently. Ms. Kirtley held the positions of Treasurer, Vice President and Chief Financial Officer of Vermont American Corporation from 1991 to 2000. Ms. Kirtley also serves as a director of Lancer Corporation and Res-Care, Inc.

    W. MACDONALD SNOW became a director of Alderwoods Group on January 2, 2002. Mr. Snow held various positions with Prudential Insurance Company of America, a securities broker and investment advisor from 1964 until his retirement in 1996, becoming Chief Credit Policy Officer and Chief of Staff, Private Placement Group in 1991 and Strategic Planning Officer in 1994.

SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and beneficial owners of more than 10% of the outstanding shares of Alderwoods Group's Common Stock (collectively, "reporting persons") to file with the U.S. Securities and Exchange Commission reports of ownership and changes in ownership of equity securities of Alderwoods Group. Based solely upon its review of such reports and written representations from the reporting persons that Form 5 was either filed or not required to be filed by such reporting persons, the Company believes that all of the reporting persons complied with the Section 16(a) filing requirements during the year ended December 31, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The discussion of executive compensation contained in this section has been prepared based on the actual compensation paid and benefits provided for the fiscal year ended December 31, 2001 to executive officers of the Predecessor who now also serve as executive officers of Alderwoods Group.

    The following table sets forth compensation earned during the last two fiscal years by the person currently serves as Alderwoods Group's Chief Executive Officer and who served as the Chief Executive Officer of the Predecessor during 2001 and the Predecessor's five most highly compensated executive officers, other than the person who served as Chief Executive Officer, who served as executive officers of the Predecessor at the end of 2001 (collectively, the "Named Executive Officers").

                         SUMMARY COMPENSATION TABLE(1)

                                                                ANNUAL COMPENSATION
                                                   ---------------------------------------------
                                                                                    OTHER ANNUAL     ALL OTHER
                                                               SALARY     BONUS     COMPENSATION   COMPENSATION
NAME AND PRINCIPAL POSITION WITH ALDERWOODS GROUP    YEAR       ($)        ($)        ($) (2)           ($)
-------------------------------------------------  --------   --------   --------   ------------   -------------
John S. Lacey ..............................         2001     493,924         --    38,000  (3)     16,383(5)
Chairman of the Board                                2000     500,000         --    53,250  (4)         --

Paul A. Houston ............................         2001     554,743    436,852        --          21,064(6)
President and Chief Executive Officer                2000     409,039         --        --          17,766(7)

Bradley D. Stam ............................         2001     296,355    262,111        --          41,439(8)
Senior Vice President, Legal & Asset Management      2000     240,331     60,083        --          30,527(9)

Kenneth A. Sloan ...........................         2001     232,144     29,485        --           9,015(10)
Senior Vice President, Chief Financial Officer       2000      31,717                   --             471(11)

Gordon D. Orlikow ..........................         2001     158,056    139,793        --           8,388(12)
Senior Vice President, People                        2000     134,635     26,927        --              --

Jim D. Arthurs .............................         2001     172,873     89,615        --          22,574(13)
Senior Vice President, Information and               2000     100,976         --        --           5,208(14)
  Marketing Services

------------------------

 (1) All dollar amounts are expressed in U.S. dollars, unless indicated otherwise, although certain compensation is paid in Canadian dollars. The applicable exchange rate to translate amounts expressed in U.S. dollars to Canadian dollars for 2001 is $1 US = $1.5484 Canadian, (2000 -- $1 US = $1.4855 Canadian). These rates are based on a weighted average of the Bank of Canada noon spot rate exchange.

 (2) In accordance with SEC rules, the value of perquisites and other personal benefits, securities and property for each Named Executive Officer that does not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

 (3) Mr. Lacey served as a director of the Predecessor during 2001 and received annual director retainer and director meeting fees aggregating $38,000.

 (4) Mr. Lacey served as a Director of the Predecessor during 2000 and received annual director retainer and director meeting fees aggregating $53,250.

 (5) Consists of car allowance ($11,625), taxable car allowance ($1,450), club membership ($2,422), taxable medical benefits ($17) and executive health reimbursement ($869).

 (6) Consists of car allowance ($11,625), taxable car allowance ($1,772), club membership ($2,422), taxable medical benefits ($17), taxable contributions to the Predecessor's group registered retirement savings plan ($4,359) and executive health reimbursement ($869).

 (7) Consists of car allowance ($4,847), taxable car allowance ($1,496), club membership ($6,664), taxable medical benefits ($215) and taxable contributions to the Predecessor's group registered retirement savings plan ($4,544).

 (8) Consists of car allowance ($3,875), taxable car allowance ($307), taxable medical benefits ($61), taxable contributions to the Predecessor's group registered retirement savings plan ($4,359), executive health reimbursement ($869), taxable moving allowance ($8,880) and non-taxable moving allowance ($23,088).

 (9) Consists of car allowance ($4,039), taxable car allowance ($1,410), taxable medical benefits ($506), taxable contributions to the Predecessor's group registered retirement savings plan ($4,544), taxable moving allowance ($19,590) and non-taxable moving allowance ($438).

(10) Consists of car allowance ($3,100), taxable car allowance ($687), taxable contributions to the Predecessor's group registered savings plan ($4,359) and executive health reimbursement ($869).

(11) Consists of taxable medical benefits ($471).

(12) Consists of car allowance ($3,100), taxable medical benefits ($60), taxable contributions to the Predecessor's group registered retirement savings plan ($4,359) and executive health reimbursement ($869).

(13) Consists of car allowance ($3,100), taxable medical benefits ($474), taxable contributions to the Predecessor's group registered retirement savings plan ($4,359), executive health reimbursement ($511), taxable moving allowance ($13,710) and non-taxable moving allowance ($420).

(14) Consists of car allowance ($1,885), taxable medical benefits ($294) and taxable contributions to Predecessor's group registered retirement savings plan ($3,029).

EMPLOYMENT AGREEMENTS, BENEFIT PLANS AND RELATED AGREEMENTS

    The employment, compensation and benefit arrangements and modifications of Alderwoods Group for executive officers are described below.

KEY EMPLOYEE RETENTION PROGRAM

    Under the Key Employee Retention Program adopted in 1999 by the Predecessor, 83 key employees in senior management positions, other than Messrs. Lacey and Houston, have received emergence bonuses based primarily upon the successful reorganization. These members of senior management have been paid a bonus equal to a percentage of each employee's salary. Such percentages range from 10% up to 50% of an employee's salary, depending on position, and can be paid 50% in cash and 50% in Common Stock. The Common Stock granted as emergence bonuses was valued at the average of the daily closing sales price per share of the Common Stock as reported on Nasdaq for the 30 consecutive trading days immediately following the Effective Date. One-third of the bonus has been paid and two-thirds will be paid within 15 days of the date that is six months after the Effective Date. As of the date of this report, the Company estimates that, if all of these employees earn and receive their emergence payments, the aggregate amount of such payments will be valued at approximately $1.7 million; the amount of such payments to Kenneth A. Sloan, Senior Vice President, Chief Financial Officer, Bradley D. Stam, Senior Vice President, Legal & Asset Management, Gordon D. Orlikow, Senior Vice President, People and James D. Arthurs, Senior Vice President, Information and Marketing Services are approximately $118,000, $150,000, $64,000 and $70,000, respectively.

    All eligible employee's right to participate in the Key Employee Retention Program is contingent upon the employee's execution of a release and waiver agreement, under which the employee waived any rights or claims that he or she may have at law or under pre-petition employment or consulting agreements or company programs with respect to retention or performance incentive payments or severance or similar benefits.

EMPLOYMENT AGREEMENTS WITH THE CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Alderwoods Group has entered into employment agreements with John S. Lacey, its Chairman, and Paul A. Houston, its President and Chief Executive Officer. Each employment agreement is for a fixed term ending August 1, 2004, or, if earlier, the date on which the officer terminates employment. Under their respective employment agreements, Mr. Lacey receives an annual base salary of $500,000 and

Mr. Houston receives an annual base salary of $600,000. Base salary is subject to periodic review, and both officers will have an annual bonus opportunity of up to 100% of base salary based on the achievement of financial performance goals. In addition, Mr. Lacey received a reorganization bonus of $3 million, and Mr. Houston received a reorganization bonus of $1.5 million, which were both paid within 15 days from January 2, 2002. Each employment agreement also provides for customary executive benefits.

    Under the employment agreements, Mr. Lacey and Mr. Houston received a grant of stock options. Pursuant to the employment agreements, Mr. Lacey and Mr. Houston (a) each received a grant of stock options in connection with the Effective Date exercisable to purchase 495,000 shares of Common Stock and
(b) the options so granted become exercisable in cumulative installments with respect to 25% of the shares on the date of grant, 25% of the shares on November 1, 2002 and the remaining 50% of the shares on November 1, 2003. Such options were granted on February 20, 2002.

    If either officer is terminated without cause (as defined in their respective employment agreements), all stock options will become immediately exercisable, and the officer will be entitled to severance benefits in the amount of 24 months base salary paid in a lump sum, benefit coverage for the remaining term of the employment agreement and a prorated bonus for the year of termination determined without regard to financial performance. In the event of a change in control, the officer will be entitled to the same severance benefits if, within two years after the change in control, he is terminated without cause or if he resigns because of certain adverse changes in his compensation, benefits or position. In addition, if an agreement that would result in a change in control is entered into, each officer may submit his resignation for any reason prior to, but effective upon, the date of the change in control and receive the severance benefits described above.

    The employment agreements also provide for tax gross-up payments if the severance benefits are subject to the excise tax imposed under the Internal Revenue Code on so-called excess parachute payments. For purposes of the employment agreements, a "change in control" is defined as the occurrence of any one of the following events: (a) the acquisition by any individual, entity or group of beneficial ownership of 30% or more of the combined voting power of Alderwoods Group (excluding acquisitions as a result of issuances of stock directly from Alderwoods Group and approved by the Incumbent Board (as defined below); acquisitions by Alderwoods Group; acquisitions by an employee benefit plan (or related trust) sponsored or maintained by Alderwoods Group or any of its subsidiaries; and acquisitions by persons pursuant to a Business Combination (as defined below) that would not constitute a change in control); (b) the consummation of a reorganization, amalgamation, merger or consolidation, a sale or disposition of all or substantially all of the assets of Alderwoods Group, or other transaction (a "Business Combination") in which all or substantially all of the individuals and entities who were beneficial owners of voting stock of Alderwoods Group immediately prior to such Business Combination beneficially own, immediately following such Business Combination, less than 40% of the combined voting power of the entity resulting from the Business Combination;
(c) individuals who constitute the Board of Alderwoods Group (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board of Alderwoods Group (except that if an individual becomes a director subsequent to the Effective Date and his or her election or nomination for election was approved by a vote of at least two-thirds of the directors then comprising the Incumbent Board, such individual will be deemed to be a member of the Incumbent Board, but excluding any individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board of Alderwoods Group); or (d) the approval by the stockholders of Alderwoods Group of a complete liquidation or dissolution of Alderwoods Group, except pursuant to a Business Combination that would not constitute a change in control.

    Mr. Lacey became the Chairman of Alderwoods Group, and Mr. Houston the President and Chief Executive Officer of Alderwoods Group, as of January 2, 2002. In addition, a wholly owned Canadian subsidiary of Alderwoods Group (the "Canadian Subsidiary") assumed the obligations of the Predecessor under the former employment agreements with Messrs. Lacey and Houston and a management services agreement has been entered into between Alderwoods Group and the Canadian Subsidiary providing for the provision of management services by the Canadian Subsidiary to Alderwoods Group and certain of its other subsidiaries.

EMPLOYMENT AGREEMENTS WITH OTHER EXECUTIVE OFFICERS

    On January 2, 2002, Alderwoods Group entered into employment agreements with: (a) Kenneth A. Sloan, Senior Vice President, Chief Financial Officer;
(b) Bradley D. Stam, Senior Vice President, Legal and Asset Management;
(c) Gordon D. Orlikow, Senior Vice President, People; and (d) James D. Arthurs, Senior Vice President, Information and Marketing Services.

    The annual base salary for each of these individuals as follows:
Mr. Sloan -- $235,000; Mr. Stam -- $300,000; Mr. Orlikow -- $160,000; and
Mr. Arthurs -- $175,000. These executive officers are entitled to one year of salary and bonus if the executive's employment is terminated (not following a change in control) for any reason other than termination for cause or voluntary resignation. In the event of a change in control of Alderwoods Group, each of these executives will be entitled to severance benefits if such executive's employment is terminated without cause (as defined in the employment agreements) or if the executive resigns because of certain adverse changes in compensation, benefits or position during either the two-year period following the change in control or the one-year period prior to a change in control, but after discussions have begun that ultimately lead to a change in control. For purposes of these agreements, the definition of a "change in control" is substantially identical to the definition of such term contained in the employment agreements for Mr. Lacey and Mr. Houston (referenced above). The severance benefits following a change in control under the employment agreements will consist of a lump sum payment equal to two times the executive's base salary and two times the executive's annual bonus (calculated at not less than the highest annual bonus earned in any of the three years preceding the year in which the change in control occurred), plus continued benefit coverage for a period of two years. In addition, vesting with respect to stock options or other long-term incentive compensation will accelerate, and any restrictions on the payment of such compensation will lapse, on a change in control, and the executive is entitled to a tax gross-up payment in the event the severance benefits are subject to the excise tax imposed under the Internal Revenue Code on so-called excess parachute payments.

    If either officer is terminated without cause prior to the first anniversary of the Effective Date, all stock options will become immediately exercisable, and the officer will be entitled to severance benefits in the amount of 24 months base salary paid in a lump sum, benefit coverage for the remaining term of the employment agreement and a prorated bonus for the year of termination determined without regard to financial performance. In the event of a change in control, the officer will be entitled to the same severance benefits if, within two years after the change in control, he is terminated without cause or if he resigns because of certain adverse changes in his compensation, benefits or position. However, if such termination should occur after the first anniversary of the Effective Date, such officer shall be entitled to 12 months base salary paid in a lump sum and all other bonus and other benefits as described above.

EQUITY INCENTIVE PLAN

    Alderwoods Group has implemented the 2002 Equity Incentive Plan (the "Equity Incentive Plan") to attract, retain and motivate key employees. The Board of Alderwoods Group (or a committee thereof) determines the awards to be granted under the Equity Incentive Plan. The Equity Incentive Plan provides for grants of stock options to the employees and members of the Alderwoods Group's Board of Directors of Alderwoods Group. A total of 4,500,000 shares were reserved for issuance in satisfaction of awards under the Equity Incentive Plan. On
February 20, 2002, as contemplated by the Plan, grants of options covering up to 2,410,000 shares were made. All shares available under the Equity Incentive Plan not covered by the options granted on February 20, 2002, will remain available for future grants under the Equity Incentive Plan.

    The option grants made as of March 11, 2002 include grants to the individuals serving as executive officers and directors of Alderwoods Group as follows:

                                                           NUMBER OF SHARES OF
                                                              COMMON STOCK
NAME                                                     UNDERLYING OPTION GRANT
----                                                     -----------------------
John S. Lacey..........................................          495,000

Paul A. Houston........................................          495,000

Kenneth A. Sloan.......................................          120,000

Bradley D. Stam........................................          120,000

Gordon D. Orlikow......................................           95,000

James D. Arthurs.......................................           95,000

William R. Riedl.......................................           30,000

Lloyd E. Campbell......................................           30,000

Anthony G. Eames.......................................           30,000

Charles M. Elson.......................................           30,000

David Hilty............................................           30,000

Olivia Kirtley.........................................           30,000

W. MacDonald Snow......................................           30,000

    The options granted on February 20, 2002 will become exercisable in cumulative installments with respect to 25% of the shares on the first and second anniversaries of the date of grant and with respect to the remaining 50% of the shares on the third anniversary of the date of grant; provided, however, that in the case of options granted to Messrs. Lacey and Houston, pursuant to their employment agreements such options became exercisable with respect to 25% of the shares on the date of grant, will become exercisable with respect to 25% of the shares on November 1, 2002 and will become exercisable with respect to the remaining 50% of the shares on November 1, 2003.

ANNUAL INCENTIVE PAYMENTS

    Under an annual incentive plan, Alderwoods Group expects to motivate and reward designated key employees for the achievement of annual corporate, departmental or individual goals and objectives through new annual cash incentives. The new annual incentives will compensate key employees chosen by the Compensation Committee of the Board of Alderwoods Group based on certain performance levels.

DIRECTOR COMPENSATION AND COMPENSATION COMMITTEE INTERLOCKS

DIRECTOR COMPENSATION

    Each director of Alderwoods Group who is not an employee of Alderwoods Group or any of its subsidiaries will be paid an annual base retainer fee of $30,000, plus meeting fees of $1,500 for attendance at each in-person meeting, and $250 for attendance at each telephonic meeting, of the Board of Alderwoods Group or a committee thereof. The chairman of each committee will receive an additional annual fee of $5,000. Pursuant to the Director Compensation Plan of Alderwoods Group (the "Director Compensation Plan"), each such director will have the option of receiving such fees in cash, Common Stock or a combination thereof. Members of the Board of Alderwoods Group who are also employees of Alderwoods Group or any of its subsidiaries will receive no additional compensation for service on the Board of Alderwoods Group.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Neither the Board of Directors of Loewen International nor any committee thereof has ever made compensation decisions regarding the executive officers of Loewen International. The executive officers of Loewen International have historically received compensation for their services to Loewen Group and its subsidiaries, including Loewen International; thus, the Compensation Committee and Board of Directors of Loewen Group previously made such compensation decisions. The Board of Alderwoods Group has established a Compensation Committee effective as of January 15, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information regarding the beneficial ownership of the Common Stock of Alderwoods Group as of March 11, 2002 by
(a) each person to own beneficially more than 5% of Common Stock of Alderwoods Group to the extent known by the management, (b) each executive officer and director of Alderwoods Group and (c) all executive officers and directors of Alderwoods Group, as a group. Unless otherwise indicated, the named persons exercise sole voting and investment power over the shares that are shown as beneficially owned by them. As of March 11, 2002, 39,899,089 shares of Common Stock were outstanding.

BENEFICIAL OWNER                                               NUMBER OF SHARES    PERCENT OF CLASS
----------------                                              ------------------   ----------------
Oaktree Capital Management, LLC(1) .........................  7,113,619(2)               17.8%
  333 South Grand Avenue
  Los Angeles, California 90071

Angelo, Gordon & Co., L.P.(1) ..............................  5,222,295(3)               12.6%
  245 Park Avenue
  New York, New York 10167

Franklin Mutual Advisers, LLC(1) ...........................  3,259,701(4)                8.2%
  51 John F. Kennedy Parkway
  Short Hills, New Jersey 07078

John S. Lacey...............................................    123,750(5)(6)           *

Paul A. Houston.............................................    123,750(5)(6)           *

William R. Riedl............................................          0(6)              *

Lloyd E. Campbell...........................................          0(6)              *

Anthony G. Eames............................................          0(6)              *

Charles M. Elson............................................          0(6)              *

David Hilty.................................................          0(6)              *

Olivia Kirtley..............................................          0(6)              *

W. MacDonald Snow...........................................          0(6)              *

Kenneth A. Sloan............................................      1,418                 *

Bradley D. Stam.............................................      1,810                 *

Gordon D. Orlikow...........................................        965                 *

James D. Arthurs............................................      1,056                 *

All directors and executive officers as a group                 252,749(5)(6)(7)        *
  (13 persons)..............................................

------------------------

  * Less than 1%.

(1) Based on the terms of the Plan and information currently available to Alderwoods Group, it believes that Oaktree Capital Management, LLC, Angelo, Gordon & Co., L.P. and Franklin Mutual Advisers, LLC are the only persons or entities that beneficially own 5% or more of the Common Stock outstanding.

(2) Based on a Schedule 13G filed by Oaktree Capital Management, LLC with the SEC on January 29, 2002 and information currently available to Alderwoods Group. Includes 645 shares of Common Stock that Oaktree Capital Management, LLC has the right to purchase at an initial exercise price of $25.76 per share pursuant to the Warrants.

(3) Based on a Schedule 13G filed by Angelo, Gordon & Co., L.P. with the SEC on March 11, 2002 and information currently available to Alderwoods Group. Includes 1,437,332 shares that Angelo, Gordon & Co., L.P. has the right to acquire upon the conversion of the Company's Convertible Subordinated Notes at an initial conversion rate of $17.17 per share.

(4) Based on information currently available to Alderwoods Group.

(5) Consists of options granted to Messrs. Lacey and Houston on February 20, 2002, which are currently exercisable.

(6) Pursuant to the Director Compensation Plan, each director may elect to take all or a portion of the fees he or she receives for services as a director in the form of Common Stock. The Company does not know whether any director will so elect within 60 days, and the number of shares that could be received pursuant to such an election is indeterminable.

(7) Includes currently exercisable options to purchase 252,749 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In connection with his relocation upon becoming Senior Vice President, Information and Marketing Services, James D. Arthurs and his spouse obtained a non-interest bearing loan from the Predecessor. As of December 31, 2001, an amount of $498,192 was outstanding, which was the largest aggregate amount outstanding during 2001. The loan is payable in full in August 2004.

    In connection with his relocation upon becoming Senior Vice President, People, Gordon D. Orlikow and his spouse obtained a non-interest bearing loan from the Predecessor. As of December 31, 2001, $87,907 was outstanding under this loan, which was the largest aggregate amount outstanding during 2001. The loan is payable in full in November 2003.

    Alderwoods Group has retained the firm of Business.Ca to provide certain consulting and computer programming services to its internal information technology division. The son of the President and Chief Executive Officer of Alderwoods Group is a senior officer in this company. This service provider was paid approximately $160,000 in 2001, and it is anticipated that it will receive an amount of approximately $200,000 in 2002.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

FINANCIAL STATEMENTS

       ALDERWOODS GROUP, INC., CONSOLIDATED BALANCE SHEET

           Report of Independent Accountants

           Consolidated Balance Sheet as of December 31, 2001

           Notes to Consolidated Balance Sheet

       THE LOEWEN GROUP INC., CONSOLIDATED FINANCIAL STATEMENTS

           Report of Independent Accountants

           Consolidated Balance Sheets as of December 31, 2001 and 2000

           Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

           Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

           Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

           Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULE

           Schedule II -- Valuation and Qualifying Accounts

EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
  2.1                   Fourth Amended Joint Plan of Reorganization of Loewen Group
                        International, Inc., Its Parent Corporation and Certain of
                        Their Debtor Subsidiaries (incorporated by reference to
                        Exhibit 99.1 to the Form 8-K of The Loewen Group Inc., SEC
                        File No. 1-12163, filed September 10, 2001)

  2.2                   Modification to the Fourth Amended Joint Plan of
                        Reorganization of Loewen Group International, Inc., Its
                        Parent Corporation and Certain of Their Debtor Subsidiaries
                        (incorporated by reference to Exhibit 2.2 to the Form 8-K of
                        The Loewen Group Inc., SEC File No. 1-12163, filed
                        December 11, 2001)

  2.3                   Second Modification to the Fourth Amended Joint Plan of
                        Reorganization of Loewen Group International, Inc., Its
                        Parent Corporation and Certain of Their Debtor Subsidiaries
                        (incorporated by reference to Exhibit 2.3 to the Form 8-K of
                        The Loewen Group Inc., SEC File No. 1-12163, filed
                        December 11, 2001)

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
  2.4                   Order Approving Modification of Fourth Amended Joint Plan of
                        Reorganization of Loewen Group International, Inc., Its
                        Parent Corporation and Certain of Their Debtor Subsidiaries
                        and Compromise and Settlement of Claims Filed by Thomas
                        Hardy (incorporated by reference to Exhibit 2.4 to the
                        Form 8-K of The Loewen Group Inc., SEC File No. 1-12163,
                        filed December 11, 2001)

  2.5                   Findings of Fact, Conclusions of Law and Order Confirming
                        Amended Joint Plan of Reorganization of Loewen Group
                        International, Inc., Its Parent Corporation and Certain of
                        Their Debtor Subsidiaries, As Modified, dated December 5,
                        2001 (incorporated by reference to Exhibit 2.5 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)

  2.6 Final Order dated December 7, 2001 (incorporated by reference to Exhibit 2.6 to the Form 8-K of The Loewen
                        Group Inc., SEC File No. 1-12163, filed December 11, 2001)

  3.1                   Certificate of Incorporation of Alderwoods Group, Inc.

  3.2                   Bylaws of Alderwoods Group, Inc.

  4.1                   Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-12G/A of Loewen
                        Group International, Inc., SEC File No. 000-33277, filed
                        December 17, 2001)

  4.2                   Equity Registration Rights Agreement among Alderwoods
                        Group, Inc. and certain holders of Common Stock

  4.3                   Warrant Agreement

  4.4                   Form of Warrant Certificate (incorporated by reference to
                        Exhibit A to Exhibit 4.3 to this Form 10-K)

  4.5                   Rights Agreement, dated as of March 6, 2002, by and between
                        Alderwoods Group, Inc. and Wells Fargo Bank Minnesota,
                        National Association, as rights agent (including Form of
                        Certificate of Designation of Series A Junior Participating
                        Preferred Stock as Exhibit A thereto, a Form of Right
                        Certificate as Exhibit B thereto and a Summary of Rights to
                        Purchase Preferred Stock as Exhibit C thereto) (incorporated by reference to Exhibit 4.1 to the Form 8-A of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 13, 2002)

 10.1                   Indenture governing the 12 1/4% Senior Notes Due 2004

 10.2                   Indenture governing the 11% Senior Notes Due 2007

 10.3                   Indenture governing the 12 1/4% Senior Notes Due 2009

 10.4                   Indenture governing the 12 1/4% Convertible Subordinated
                        Notes Due 2012

 10.5                   Debt Registration Rights Agreement among Alderwoods
                        Group, Inc. and certain holders of debt securities of Alderwoods Group, Inc.

 10.6                   Indenture dated as of November 15, 1996 governing the 9 1/2%
                        Senior Subordinated Notes due 2004 of Rose Hills Acquisition
                        Corp. (incorporated by reference to Exhibit 4.1 to the
                        Form S-4 of Rose Hills Company, Registration No. 333-21411,
                        filed February 7, 1997)

 10.7                   Credit Agreement dated as of November 19, 1996 among Rose
                        Hills Company, Rose Hills Holdings Corp., Goldman,
                        Sachs & Co., as syndication agent and arranging agent, the financial institutions from time to time parties thereto as lenders and The Bank of Nova Scotia, as administrative agent for such lenders (incorporated by reference to Exhibit 10.2 to the Form S-4 of Rose Hills Company, Registration
                        No. 333-21411, filed February 7, 1997)

 10.8                   Financing Agreement dated as of January 2, 2002 among
                        Alderwoods Group, Inc., CIT Group/Business Credit, Inc. and
                        various subsidiaries of Alderwoods Group, Inc.

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
 10.9                   Amendment No. 1 to Financing Agreement dated as of
                        January 17, 2002 among Alderwoods Group, Inc., CIT
                        Group/Business Credit, Inc. and various subsidiaries of
                        Alderwoods Group, Inc.

 10.10                  Amendment No. 2 to Financing Agreement dated as of
                        February 1, 2002 among Alderwoods Group, Inc., CIT
                        Group/Business Credit, Inc. and various subsidiaries of Alderwoods Group, Inc.

 10.11                  Amendment No. 3 and Consent No. 1 to Financing Agreement
                        dated as of February 15, 2002 among Alderwoods Group, Inc.,
                        CIT Group/Business Credit, Inc. and various subsidiaries of
                        Alderwoods Group, Inc.

 10.12                  Amendment No. 4 and Limited Waiver to Financing Agreement
                        dated as of February 28, 2002 among Alderwoods Group, Inc.,
                        CIT Group/Business Credit, Inc. and various subsidiaries of
                        Alderwoods Group, Inc.

*10.13                  The Loewen Group Inc. Corporate Incentive Plan (incorporated by reference to Exhibit 10.5.1 to the Form 10-K of The
                        Loewen Group Inc., SEC File No. 1-12163, filed March 16,
                        2000)

*10.14                  The Loewen Group Inc. Operations Incentive Plan
                        (incorporated by reference to Exhibit 10.5.2 to the Form 10-K of The Loewen Group Inc., SEC File No. 1-12163, filed March 16, 2000)

*10.15                  The Loewen Group Inc. Basic Employee Severance Plan
                        (incorporated by reference to Exhibit 10.5.3 to the Form 10-K of The Loewen Group Inc., SEC File No. 1-12163, filed March 16, 2000)

*10.16                  The Loewen Group Inc. Executive and Other Specified Employee
                        Severance Plan (incorporated by reference to Exhibit 10.5.4 to the Form 10-K of The Loewen Group Inc., SEC File
                        No. 1-12163, filed March 16, 2000)

*10.17                  The Loewen Group Inc. Confirmation Incentive Plan
                        (incorporated by reference to Exhibit 10.5.5 to the Form 10-K of The Loewen Group Inc., SEC File No. 1-12163, filed March 16, 2000)

*10.18                  The Loewen Group Inc. Retention Incentive Plan (incorporated by reference to Exhibit 10.5.6 to the Form 10-K of The
                        Loewen Group Inc., SEC File No. 1-12163, filed March 16,
                        2000)

*10.19                  Form of Employment and Release Agreement for Corporate and
                        Country Management (incorporated by reference to Exhibit 10.5.7 to the Form 10-K of The Loewen Group Inc.,
                        SEC File No. 1-12163, filed March 16, 2000)

*10.20                  Form of Stay Put Bonus Plan Letters, dated February 26, 1999
                        (incorporated by reference to Exhibit 10.13 to the
                        Form 10-K of The Loewen Group, Inc., SEC File No. 1-12163,
                        filed on April 14, 1999)

*10.21                  Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and John S. Lacey

*10.22                  Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and Paul A. Houston

*10.23                  Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and Kenneth A. Sloan

*10.24                  Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and Bradley D. Stam

*10.25                  Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and Gordon D. Orlikow

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
*10.26                  Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and James D. Arthurs

*10.27                  Alderwoods Group, Inc. 2002 Equity Incentive Plan

*10.28                  Director Compensation Plan

 12.1                   Statement re Computation of Earnings to Fixed Charges Ratio

 21.1                   Subsidiaries of Alderwoods Group, Inc. as of January 2, 2002

 24.1                   Powers of Attorney (included in the signature pages to this
                        Form 10-K)

------------------------

*  Indicates management contract or compensatory plan or arrangement.

(B) REPORTS ON FORM 8-K

    There were no Current Reports on Form 8-K filed by Alderwoods Group during the last quarter of fiscal 2001.

    The following Current Reports on Form 8-K were filed by the Predecessor during the last quarter of fiscal 2001:

FILING DATE                ITEM NUMBER             DESCRIPTION
-----------                -----------             -----------
 December 11, 2001         Item 3. Bankruptcy or   Press release announcing the Bankruptcy
  (dated December 4,       Receivership            Court's confirmation on December 5, 2001 of
  2001)                                            the Fourth Amended Joint Plan of
                                                   Reorganization of Loewen Group
                                                   International, Inc., Its Parent Corporation
                                                   and Certain of Their Debtor Subsidiaries,
                                                   dated September 10, as modified.

 November 30, 2001         Item 5. Other Events    Press release reporting third quarter 2001
  (dated November 9,                               operating results for The Loewen Group Inc.
  2001)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             ALDERWOODS GROUP, INC.
                               DECEMBER 31, 2001
                           (IN THOUSANDS OF DOLLARS)

                                                        PREDECESSOR(5)
                                 ------------------------------------------------------------
                                  BALANCE AT    CHARGED TO
                                 BEGINNING OF   COSTS AND    CHARGED TO OTHER                   BALANCE AT END
DESCRIPTION                         PERIOD       EXPENSES        ACCOUNTS       DEDUCTIONS(2)    OF PERIOD(5)
-----------                      ------------   ----------   ----------------   -------------   --------------
Current -- Allowance for
  doubtful accounts
Year ended December 31, 2001...    $ 34,111      $  7,893    $  (5,113)(1)        $ (10,600)       $ 26,291
Year ended December 31, 2000...      36,660         8,015       (1,235)(1)           (9,329)         34,111
Year ended December 31, 1999...      33,862         8,374          335 (1)           (5,911)         36,660

Allowance for pre-need funeral
  contract cancellations
  and refunds
Year ended December 31, 2001...    $     --      $     --    $  22,791 (3)        $      --        $ 22,791

Allowance for pre-need cemetery
  contract cancellations
  and refunds
Year ended December 31, 2001...    $ 30,360      $ 14,137    $  (5,382)(1)(3)     $  (7,559)       $ 31,556
Year ended December 31, 2000...      58,345         9,187       (1,558)(1)          (35,614)         30,360
Year ended December 31, 1999...      81,010        47,604       (4,424)(1)          (65,845)         58,345

Allowance for deferred pre-need
  cemetery contract revenue
Year ended December 31, 2001...    $(29,653)     $(14,432)   $  21,249 (1)(3)     $   7,741        $(15,095)
Year ended December 31, 2000...          --       (11,886)     (54,191)(1)(4)        36,424         (29,653)

Allowance for deferred pre-need
  funeral contract revenue
Year ended December 31, 2001...    $     --      $     --    $ (11,110)(3)        $      --        $(11,110)

Deferred tax valuation
  allowance
Year ended December 31, 2001...    $654,000      $  3,796    $(368,214)(3)        $      --        $289,582
Year ended December 31, 2000...     328,514         4,073      321,413 (4)               --         654,000
Year ended December 31, 1999...     177,591       150,923           --                   --         328,514

------------------------

(1) Primarily related to disposals in connection with locations sold and the acquisition of Rose Hills.

(2) Uncollected receivables written off, net of recoveries.

(3) Fresh start and other adjustments and the acquisition of Rose Hills.

(4) Cumulative effect of change in accounting principle.

(5) Amounts prior to December 31, 2001, reflect predecessor valuation and qualifying accounts.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ALDERWOODS GROUP, INC.

                                                       By:             /s/ PAUL A. HOUSTON
                                                            -----------------------------------------
                                                                         Paul A. Houston
Dated: March 26, 2002                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    Each person whose signature appears below hereby appoints Paul A. Houston and Kenneth A. Sloan, and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this report necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in this report as the aforesaid attorney-in-fact deems appropriate.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                       President, Chief
                 /s/ PAUL A. HOUSTON                     Executive Officer and
     -------------------------------------------         Director                Dated: March 26, 2002
                   Paul A. Houston                       (Principal Executive
                                                         Officer)

                                                       Senior Vice President,
                /s/ KENNETH A. SLOAN                     Chief Financial
     -------------------------------------------         Officer                 Dated: March 26, 2002
                  Kenneth A. Sloan                       (Principal Financial
                                                         Officer)

                                                       Vice President,
                 /s/ DWIGHT K. HAWES                     Controller
     -------------------------------------------         (Principal Accounting   Dated: March 26, 2002
                   Dwight K. Hawes                       Officer)

                /s/ LLOYD E. CAMPBELL
     -------------------------------------------       Director                  Dated: March 26, 2002
                  Lloyd E. Campbell

                /s/ ANTHONY G. EAMES
     -------------------------------------------       Director                  Dated: March 26, 2002
                  Anthony G. Eames

                /s/ CHARLES M. ELSON
     -------------------------------------------       Director                  Dated: March 26, 2002
                  Charles M. Elson

     -------------------------------------------       Director                  Dated: March 26, 2002
                     David Hilty

                 /s/ OLIVIA KIRTLEY
     -------------------------------------------       Director                  Dated: March 26, 2002
                   Olivia Kirtley

                  /s/ JOHN S. LACEY
     -------------------------------------------       Chairman of the Board     Dated: March 26, 2002
                    John S. Lacey

                /s/ WILLIAM R. RIEDL
     -------------------------------------------       Director                  Dated: March 26, 2002
                  William R. Riedl

                /s/ W. MACDONALD SNOW
     -------------------------------------------       Director                  Dated: March 26, 2002
                  W. MacDonald Snow

                                  EXHIBIT LIST

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
 3.1                    Certificate of Incorporation of Alderwoods Group, Inc.

 3.2                    Bylaws of Alderwoods Group, Inc.

 4.2                    Equity Registration Rights Agreement among Alderwoods
                        Group, Inc. and certain holders of Common Stock

 4.3                    Warrant Agreement

10.1                    Indenture governing the 12 1/4% Senior Notes Due 2004

10.2                    Indenture governing the 11% Senior Notes Due 2007

10.3                    Indenture governing the 12 1/4% Senior Notes Due 2009

10.4                    Indenture governing the 12 1/4% Convertible Subordinated
                        Notes Due 2012

10.5                    Debt Registration Rights Agreement among Alderwoods
                        Group, Inc. and certain holders of debt securities of Alderwoods Group, Inc.

10.8                    Financing Agreement dated as of January 2, 2002 among
                        Alderwoods Group, Inc., CIT Group/Business Credit, Inc. and
                        various subsidiaries of Alderwoods Group, Inc.

10.9                    Amendment No. 1 to Financing Agreement dated as of
                        January 17, 2002 among Alderwoods Group, Inc., CIT
                        Group/Business Credit, Inc. and various subsidiaries of Alderwoods Group, Inc.

10.10                   Amendment No. 2 to Financing Agreement dated as of
                        February 1, 2002 among Alderwoods Group, Inc., CIT
                        Group/Business Credit, Inc. and various subsidiaries of Alderwoods Group, Inc.

10.11                   Amendment No. 3 and Consent No. 1 to Financing Agreement
                        dated as of February 15, 2002 among Alderwoods Group, Inc.,
                        CIT Group/Business Credit, Inc. and various subsidiaries of
                        Alderwoods Group, Inc.

10.12                   Amendment No. 4 and Limited Waiver to Financing Agreement
                        dated as of February 28, 2002 among Alderwoods Group, Inc.,
                        CIT Group/Business Credit, Inc. and various subsidiaries of
                        Alderwoods Group, Inc.

10.21                   Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and John S. Lacey

10.22                   Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and Paul A. Houston

10.23                   Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and Kenneth A. Sloan

10.24                   Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and Bradley D. Stam

10.25                   Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and Gordon D. Orlikow

10.26                   Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and James D. Arthurs

10.27                   Alderwoods Group, Inc. 2002 Equity Incentive Plan

10.28                   Director Compensation Plan

12.1                    Statement re Computation of Earnings to Fixed Charges Ratio

21.1                    Subsidiaries of Alderwoods Group, Inc. as of January 2, 2002

------------------------