Form 10-Q
period 2002-03-23
ALDERWOODS GROUP INC
filed 2002-05-06
CIK 927914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the 12 weeks ended March 23, 2002

                                        OR
   / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from       to

                        COMMISSION FILE NUMBER 000-33277

                            ------------------------

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

      Former name, former address and former fiscal year, if changed since last report: former fiscal year end was December 31.

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                            ------------------------

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

                            ------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    At April 20, 2002, there were 39,899,089 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ALDERWOODS GROUP, INC.

                                                                                 PAGE
                                                                                 ----
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS:

                   ALDERWOODS GROUP, INC.
                   CONSOLIDATED BALANCE SHEETS
                   as of March 23, 2002 and December 31, 2001..................     2

                   CONSOLIDATED STATEMENT OF OPERATIONS
                   for the 12 Weeks Ended March 23, 2002.......................     3

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   for the 12 Weeks Ended March 23, 2002.......................     4

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                   for the 12 Weeks Ended March 23, 2002.......................     5

                   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS..........     6

                   THE LOEWEN GROUP INC. (PREDECESSOR)(1)

                   CONSOLIDATED STATEMENT OF OPERATIONS
                   for the Three Months Ended March 31, 2001...................    20

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                   for the Three Months Ended March 31, 2001...................    21

                   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS..........    22

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.........................    28

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK...........................................    35

PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS...........................................    36

          ITEM 5.  OTHER INFORMATION...........................................    36

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................    41

SIGNATURES.....................................................................    45

------------------------

(1) ALTHOUGH NOT COMPARABLE, CERTAIN CONSOLIDATED FINANCIAL INFORMATION AND OTHER INFORMATION OF THE LOEWEN GROUP INC. MAY BE OF LIMITED INTEREST TO STOCKHOLDERS OF ALDERWOODS GROUP, INC. AND HAS BEEN INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q FOR THE 12 WEEKS ENDED MARCH 23, 2002.

                             ALDERWOODS GROUP, INC.
                      (SUCCESSOR TO THE LOEWEN GROUP INC.)

    THE FOLLOWING ALDERWOODS GROUP, INC. INTERIM CONSOLIDATED FINANCIAL STATEMENTS ISSUED SUBSEQUENT TO THE FOURTH AMENDED JOINT PLAN OF REORGANIZATION OF LOEWEN GROUP INTERNATIONAL, INC., ITS PARENT CORPORATION AND CERTAIN OF THEIR DEBTOR SUBSIDIARIES, AS MODIFIED (THE "PLAN") BECOMING EFFECTIVE ARE NOT COMPARABLE WITH THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS ISSUED BY THE LOEWEN GROUP INC. (THE "PREDECESSOR") PRIOR TO THE PLAN IMPLEMENTATION, DUE TO THE SIGNIFICANT CHANGES IN THE FINANCIAL AND LEGAL STRUCTURE OF ALDERWOODS GROUP, INC., THE APPLICATION OF FRESH START REPORTING AS AT DECEMBER 31, 2001, RESULTING FROM CONFIRMATION AND IMPLEMENTATION OF THE PLAN, AND CHANGES IN ACCOUNTING POLICIES AND FISCAL ACCOUNTING PERIODS ADOPTED BY THE COMPANY. ACCORDINGLY, ALDERWOODS GROUP, INC.'S INTERIM CONSOLIDATED FINANCIAL STATEMENTS AS AT AND FOR THE 12 WEEKS ENDED MARCH 23, 2002, DO NOT INCLUDE COMPARABLE OPERATING AND CASH FLOW INFORMATION. CERTAIN INTERIM CONSOLIDATED FINANCIAL INFORMATION OF THE LOEWEN GROUP INC. MAY BE OF LIMITED INTEREST TO THE STOCKHOLDERS OF ALDERWOODS GROUP, INC. AND HAS BEEN INCLUDED FOR THE THREE MONTHS ENDED MARCH 31, 2001, IN THIS QUARTERLY REPORT ON FORM 10-Q.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                   AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS

                                                               MARCH 23,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   -------------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................  $  113,995     $  101,561
  Receivables, net of allowances............................      66,612         73,952
  Inventories...............................................      23,706         27,235
  Other.....................................................      26,875         23,345
                                                              ----------     ----------
                                                                 231,188        226,093

Pre-need funeral contracts..................................   1,004,104      1,010,646
Pre-need cemetery contracts.................................     465,174        480,972
Cemetery property...........................................     152,189        151,767
Property and equipment......................................     627,606        637,235
Insurance invested assets...................................     340,947        339,797
Deferred income tax assets..................................      18,774         16,250
Goodwill....................................................     566,471        565,838
Other assets................................................      73,907         74,505
                                                              ----------     ----------
                                                              $3,480,360     $3,503,103
                                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities..................  $  170,746     $  185,426
  Current maturities of long-term debt......................      32,220         17,396
                                                              ----------     ----------
                                                                 202,966        202,822

Long-term debt..............................................     805,014        818,252
Deferred pre-need funeral contract revenue..................   1,009,032      1,018,236
Deferred pre-need cemetery contract revenue.................     343,259        350,884
Insurance policy liabilities................................     310,601        304,825
Deferred income tax liabilities.............................      25,008         25,000
Other liabilities...........................................      41,636         43,732
                                                              ----------     ----------
                                                               2,737,516      2,763,751
                                                              ----------     ----------

Stockholders' equity
  Common stock, $0.01 par value, 100,000,000 shares
    authorized,
    39,899,089 (December 31, 2001 -- 39,878,870) issued and
    outstanding.............................................         399            399
  Capital in excess of par value............................     739,215        738,953
  Retained earnings.........................................       7,111             --
  Accumulated other comprehensive loss......................      (3,881)            --
                                                              ----------     ----------
                                                                 742,844        739,352
                                                              ----------     ----------
                                                              $3,480,360     $3,503,103
                                                              ==========     ==========

COMMITMENTS AND CONTINGENCIES (NOTES 3 AND 4)

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                       EXPRESSED IN THOUSANDS OF DOLLARS
           EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES OUTSTANDING

                                                                 12 WEEKS
                                                                   ENDED
                                                              MARCH 23, 2002
                                                              ---------------
                                                                (UNAUDITED)
Revenue
  Funeral...................................................     $ 131,859
  Cemetery..................................................        39,244
  Insurance.................................................        28,538
                                                                 ---------
                                                                 $ 199,641
                                                                 ---------
Costs and expenses
  Funeral...................................................        97,841
  Cemetery..................................................        35,923
  Insurance.................................................        23,314
                                                                 ---------
                                                                   157,078
                                                                 ---------
                                                                    42,563

General and administrative expenses.........................        11,320
                                                                 ---------
Earnings from operations....................................        31,243

Interest on long-term debt..................................        20,910
Other income................................................          (514)
                                                                 ---------
Earnings before income taxes................................        10,847
Income taxes................................................         3,736
                                                                 ---------
Net income..................................................     $   7,111
                                                                 =========

Basic and diluted earnings per Common share:
Net income..................................................     $    0.18
                                                                 =========
Basic and diluted weighted average number of shares
  outstanding (thousands)...................................        39,887
                                                                 =========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                                                    ACCUMULATED
                                                           CAPITAL IN                  OTHER
                                                 COMMON    EXCESS OF    RETAINED   COMPREHENSIVE
                                                 STOCK     PAR VALUE    EARNINGS       LOSS         TOTAL
                                                --------   ----------   --------   -------------   --------
Balance at December 31, 2001.................     $399      $738,953    $    --       $    --      $739,352
Comprehensive income:
  Net income.................................                             7,111                       7,111
  Other comprehensive loss:
    Foreign exchange adjustment..............                                             619           619
    Unrealized holding losses on securities,
      net....................................                                          (5,005)       (5,005)
    Less: reclassification adjustments for
      gains on securities included in net
      income.................................                                             505           505
                                                                                      -------      --------
    Total other comprehensive loss...........                                          (3,881)       (3,881)
                                                                                      -------      --------
Comprehensive income.........................                                                         3,230
Common stock issued:
  Stock issued in connection with
    Predecessor's key employee retention
    plan.....................................                    262                                    262
                                                  ----      --------    -------       -------      --------
Balance at March 23, 2002....................     $399      $739,215    $ 7,111       $(3,881)     $742,844
                                                  ====      ========    =======       =======      ========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                                 12 WEEKS
                                                                   ENDED
                                                              MARCH 23, 2002
                                                              ---------------
                                                                (UNAUDITED)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net income................................................    $     7,111
  Items not affecting cash
    Depreciation and amortization...........................          7,556
    Loss on disposal of subsidiaries and investments........             80
    Deferred income taxes...................................            (24)
Other, including net changes in other non-cash balances.....           (150)
                                                                -----------
                                                                     14,573
                                                                -----------
Investing
  Proceeds on disposition of assets and investments.........         11,580
  Purchase of property and equipment and business
    acquisitions............................................         (3,206)
  Purchase of insurance invested assets.....................       (120,944)
  Proceeds on disposition and maturities of insurance
    invested assets.........................................        113,791
                                                                -----------
                                                                      1,221
                                                                -----------
Financing
  Increase in long-term debt................................            280
  Repayment of long-term debt...............................         (3,640)
                                                                -----------
                                                                     (3,360)
                                                                -----------

Increase in cash and cash equivalents.......................         12,434
Cash and cash equivalents, beginning of period..............        101,561
                                                                -----------
Cash and cash equivalents, end of period....................    $   113,995
                                                                ===========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 1.  NATURE OF OPERATIONS

    Alderwoods Group, Inc., a Delaware corporation ("Alderwoods Group"), together with its subsidiaries (collectively, the "Company") is the second-largest operator of funeral homes and cemeteries in North America. As at March 23, 2002, the Company operated 805 funeral homes and 198 cemeteries and 64 combination funeral homes and cemeteries throughout North America and 39 funeral homes in the United Kingdom.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The interim consolidated financial statements include the accounts of the Company and its subsidiaries. The Company is the successor to The Loewen
Group Inc. and its subsidiaries, including Loewen Group International, Inc., a Delaware corporation ("Loewen International") that was renamed Alderwoods
Group, Inc. The interim consolidated financial statements have been prepared using the U.S. dollar as the functional currency and are presented in accordance with accounting principles generally accepted in the United States.

    The interim consolidated financial statements include the accounts of all subsidiary companies and all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim period. The interim consolidated financial statements have been prepared consistent with the accounting policies described in the Company's Annual Report as at December 31, 2001, on Form 10-K as filed with the U.S. Securities and Exchange Commission ("SEC") and should be read in conjunction therewith.

    The results of operations for the 12 weeks ended March 23, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year or for any interim period.

USE OF ESTIMATES

    The preparation of the interim consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. As a result, actual amounts could significantly differ from those estimates.

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

CHANGE IN FISCAL YEAR

    On March 6, 2002, the Board of Directors of the Company approved a change in the Company's fiscal year end from December 31 to the Saturday nearest to December 31 in each year (whether before or after such date). This change is effective for fiscal year 2002, which will end on December 28, 2002. No transition report for the change in fiscal year was required.

    In connection with the change in fiscal year end, the Company also realigned its fiscal quarters. The first and second fiscal quarters will each consist of 12 weeks and the third fiscal quarter will consist of 16 weeks. The fourth fiscal quarter will typically consist of 12 weeks, but this period may be altered, if necessary, in order to cause the fourth fiscal quarter to end on the same day as the fiscal year, as described above. As a result of this, the fourth fiscal quarter will consist of 13 weeks in certain years.

NOTE 3.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                              MARCH 23, 2002                         DECEMBER 31, 2001
                                  --------------------------------------   --------------------------------------
                                               (UNAUDITED)
                                    PARENT                                   PARENT
                                   COMPANY                   ALDERWOODS     COMPANY                   ALDERWOODS
                                  ALDERWOODS   ROSE HILLS      GROUP       ALDERWOODS   ROSE HILLS      GROUP
                                    GROUP       COMPANY     CONSOLIDATED     GROUP       COMPANY     CONSOLIDATED
                                  ----------   ----------   ------------   ----------   ----------   ------------
Revolving credit
  facility (a)..................   $     --     $     --      $     --      $     --     $     --      $     --
Bank credit agreement (b).......         --       61,604        61,604            --       61,581        61,581
11.00% Senior secured notes due
  in 2007 (c)...................    250,000                    250,000       250,000           --       250,000
9.50% Senior subordinated notes
  due in 2004 (d)...............         --       77,036        77,036            --       76,800        76,800
12.25% Senior unsecured notes
  due in 2004 (e)...............     49,599           --        49,599        49,599           --        49,599
12.25% Senior unsecured notes
  due in 2009 (f)...............    330,000           --       330,000       330,000           --       330,000
12.25% Convertible subordinated
  notes due in 2012 (g).........     33,471           --        33,471        33,679           --        33,679
Promissory notes and capitalized
  obligations, certain of which
  are secured by assets of
  certain subsidiaries..........     33,988        1,536        35,524        32,251        1,738        33,989
                                   --------     --------      --------      --------     --------      --------
                                    697,058      140,176       837,234       695,529      140,119       835,648
Less, current maturities of
  long-term debt................     22,512        9,708        32,220         7,698        9,698        17,396
                                   --------     --------      --------      --------     --------      --------
                                   $674,546     $130,468      $805,014      $687,831     $130,421      $818,252
                                   ========     ========      ========      ========     ========      ========

    (a) On January 2, 2002, the Company entered into a revolving credit facility (the "Credit Facility"). The Credit Facility has a maximum availability of the lesser of $75,000,000 (including $35,000,000 in the form of letters of credit) or an amount (determined pursuant to a borrowing base calculation) equal to the sum of (a) 80% of eligible accounts receivable plus (b) the lesser of (i) 50% of the value of eligible inventory and
       (ii) $15,000,000 plus (c) the lesser of (i) 25% of the book value of real property on which the collateral agent

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 3.  LONG-TERM DEBT (CONTINUED)
       for the lenders has a first priority mortgage and (ii) $40,000,000 less
       (d) a reserve against borrowing availability set by the agent for the lenders. The Credit Facility may be used primarily to fund the Company's working capital needs and initially bears interest at a rate per annum equal to the J.P. Morgan Chase & Co. prime rate, plus 1% or, at the Company's option, LIBOR plus 2.5%. A fee of 2.5% is charged on letters of credit and a commitment fee of 0.50% is charged on the unused portion of the Credit Facility. Material covenants include a requirement to maintain a minimum tangible net worth, required earnings before interest, taxes, and depreciation and amortization to fixed charge coverage ratios and a yearly maximum on capital expenditures. The Credit Facility expires on January 2, 2003, and is secured by specified real property and substantially all personal property of the Company and specified subsidiaries. On March 23, 2002, the Company could not borrow under the Credit Facility until security was put in place on specified real property, an initial borrowing base was calculated and specified existing liens were removed. As of March 25, 2002, the remaining conditions had been satisfied and the Company could borrow approximately $72,900,000 under the Credit Facility, less $15,100,000 in outstanding letters of credit.

    (b) Subsidiary credit agreement provides for (1) a senior secured amortization extended term loan facility in an aggregate principal amount of $75,000,000, and (2) a senior secured revolving credit facility in an aggregate principal amount of $10,000,000. The subsidiary is required to maintain certain defined financial ratios. As of March 23, 2002, the Company was accruing interest at 4.94% on its outstanding borrowings under the term loan facility. The Company pays a commitment fee of 0.5% on the unused portion of the revolving credit facility.

    (c) On January 2, 2002, the Company issued 11.00% Senior secured notes, due in 2007. Interest is payable semi-annually commencing on June 15, 2002. The notes are secured by all personal property (subject to certain restrictions) of the Company and specified subsidiaries, and specified funeral home real property assets of the Company, subordinated to the security interests securing the Credit Facility. The notes are redeemable at any time at the option of the Company at 100% of the stated principal amount, plus accrued and unpaid interest to (but not including) the redemption date. Furthermore, the notes are subject to mandatory redemption in the principal amount of $10,000,000, $20,000,000, $30,000,000 and $40,000,000, if such amounts are outstanding on January 2, 2003, January 2, 2004, January 3, 2005 and January 2, 2006, respectively.

    (d) The indenture for the subsidiary 9.5% Senior subordinated notes, due November 15, 2004, limits the subsidiary's payment of dividends and repurchase of its common stock, and includes certain other restrictions and limitations on its indebtedness. Interest is payable semi-annually. The security for the notes is subordinate to the prior claims of the bank credit agreement. The carrying amount is net of an unamortized discount of $2,964,000 (December 31, 2001 -- $3,200,000).

    (e) On January 2, 2002, the Company issued 12.25% Senior unsecured notes, due in 2004. Interest is payable semi-annually commencing on June 15, 2002. The notes are redeemable at the option of the Company, in whole or in part, at 100% of the stated principal amount, plus accrued and unpaid interest to (but not including) the applicable redemption date. (See
       Note 11).

    (f) On January 2, 2002, the Company issued 12.25% Senior unsecured notes, due in 2009. Interest is payable semi-annually. The first interest payment was made on March 15, 2002. The notes are redeemable on January 2, 2005, at the option of the Company, in whole or in part, at a price equal to 106.25% of the stated principal amount if redeemed from January 2, 2005 to January 1, 2006, at a price equal to 103.125% of the stated principal amount if redeemed from January 2, 2006 to January 1, 2007 and at a price equal to 100% of the stated principal amount if redeemed on or after January 2, 2007, plus accrued and unpaid interest to (but not including) the applicable redemption date.

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 3.  LONG-TERM DEBT (CONTINUED)
    (g) On January 2, 2002, the Company issued 12.25% Convertible subordinated notes, due in 2012. Interest is payable semi-annually. The first interest payment was made on March 15, 2002. The notes are convertible at the holders' option at any time into the Company's Common stock at an initial conversion rate of $17.17 per share, adjusted for subsequent dividends, stock splits and issuance of rights, options and warrants. The carrying amount includes unamortized premium of $8,792,000 and $9,001,000, as at March 23, 2002 and December 31, 2001, respectively. The notes are redeemable at the option of the Company, in whole or in part, at 100% of the stated principal amount, plus accrued and unpaid interest to (but not including) the applicable redemption date, provided however, that prior to January 2, 2004, the Company may not optionally redeem the notes unless the then-market price of the Common Stock is at least 15% greater than the then-applicable conversion price.

    The Credit Facility, 11% Senior secured notes due in 2007, 12.25% Senior unsecured notes due in 2004, 12.25% Senior unsecured notes due in 2009 and 12.25% Convertible subordinated notes due in 2012, are guaranteed by substantially all of Alderwoods Group's wholly-owned U.S. subsidiaries, other than Rose Hills Holding Corp. ("Rose Hills") and its subsidiaries, Alderwoods Group's insurance subsidiaries and other specified excluded subsidiaries. Alderwoods Group, the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several. There are no cross-guarantees of debt between the Company and Rose Hills or its subsidiaries.

    In certain change of control situations, the Company is required to make an offer to purchase the then-outstanding 11% Senior secured notes due in 2007, 12.25% Senior unsecured notes due in 2004 and 12.25% Convertible subordinated notes due in 2012, at a price equal to 100% of their stated principal amount, and the 12.25% Senior unsecured notes due in 2009, at a price equal to 101% of their stated principal amount, plus in each case, accrued and unpaid interest to the applicable repurchase date.

    Prior to the redemption of the 12.25% Senior unsecured notes due in 2004, the Company is required to apply net proceeds from the sale of specified properties to the redemption of the 12.25% Senior unsecured notes due in 2004, pursuant to procedures set forth in the related governing indenture. At
March 23, 2002, $6,849,000 of such net proceeds was included in cash and cash equivalents (see Note 11). Furthermore, the indentures governing the 11% Senior secured notes due in 2007, 12.25% Senior unsecured notes due in 2009 and 12.25% Convertible subordinated notes due in 2012 prohibit the Company from consummating certain asset sales unless: (a) consideration at least equal to fair market value is received; and (b) except with respect to specified assets, not less than 75% of the consideration for the asset sale is cash and cash equivalents. Within 270 days of the receipt of net proceeds from any such asset sale, the Company is obligated to apply such net proceeds at its option (or as otherwise required) as follows: (a) with respect to asset sales of specified properties, to pay the 12.25% Senior unsecured notes due in 2004 (see Note 11); and (b) with respect to all other such asset sales, (i) to pay the Credit Facility and permanently reduce commitments with respect thereto, or the 12.25% Senior unsecured notes due in 2004, or (ii) to make capital expenditures or acquisitions of other assets in the same line of business as the Company or specified subsidiaries or businesses related thereto. To the extent the Company receives net proceeds from any such asset sale not applied in accordance with the immediately preceding sentence in excess of certain thresholds, the Company must offer to purchase 11% Senior secured notes due in 2007, 12.25% Senior unsecured notes due in 2009 or 12.25% Convertible subordinated notes due in 2012 (in that order) with such excess proceeds.

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 3.  LONG-TERM DEBT (CONTINUED)
    Material covenants under the long-term debt documents include restrictions placed on the Company and specified subsidiaries to incur additional indebtedness, pay dividends, repay subordinate or junior indebtedness, or encumber property or assets.

NOTE 4.  CONTINGENCIES

(a)  LEGAL CONTINGENCIES

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

    The Company has recorded a provision for the agreed-upon amounts of compensation and related costs with respect to these lawsuits within the Company's interim consolidated financial statements. Although the Company believes such provision is adequate, there can be no assurance that actual payments with respect to these claims will not exceed such provision.

THE LOEWEN GROUP INC., ET AL. V. THE UNITED STATES OF AMERICA

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

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 4.  CONTINGENCIES (CONTINUED)
Specifically, the plaintiffs allege that they were subjected to discrimination, a denial of justice, a denial of the fair and equitable treatment and full protection and security guaranteed by NAFTA and an uncompensated expropriation, all in violation of NAFTA. The NAFTA claims are currently the subject of a pending proceeding before an arbitration panel (the "Arbitration Tribunal") appointed pursuant to the rules of the International Centre for Settlement of Investment Disputes. In January 2001, the Arbitration Tribunal issued a ruling rejecting certain of the U.S. government's jurisdictional challenges and scheduled a hearing on the merits of the NAFTA claims, held on October 15-19, 2001. The matter is now pending before the Arbitration Tribunal.

    Pursuant to the Plan, the Predecessor, through a series of transactions, transferred to the Company all of its assets, excluding only bare legal title to the NAFTA claims, and transferred to the Company the right to any and all proceeds from the NAFTA claims. In addition, pursuant to the Plan, an undivided 25% interest in the proceeds, if any, of the NAFTA claims as such proceeds may be adjusted as a result of the arbitration contemplated by the letter agreement between the Predecessor and Raymond L. Loewen, dated May 27, 1999 (the "NAFTA Arbitration Agreement"), less (a) any amounts payable under paragraph 3 of the NAFTA Arbitration Agreement and (b) any amounts payable pursuant to the contingency fee letter agreement between Jones, Day, Reavis & Pogue and the Predecessor, dated July 25, 2000, was transferred to a liquidating trust for the benefit of creditors of the Predecessor. Although the Company believes that these actions should not affect the NAFTA claims, the government of the United States, respondent in the NAFTA proceeding, has asserted that these actions have divested the International Centre For Settlement of Investment Disputes of jurisdiction over some or all of the claims. The Company does not believe that it is possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of the damages, if any, that may be awarded, or the proceeds, if any, that may be received in respect of the NAFTA claims.

OTHER

    The Company is a party to other legal proceedings in the ordinary course of its business, but does not expect the outcome of any other proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or liquidity.

(b)  ENVIRONMENTAL CONTINGENCIES AND LIABILITIES

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

    The Company's policies are also designed to control environmental risk upon acquisition, through extensive due diligence and corrective measures taken prior to acquisition. Management endeavors to ensure that environmental issues are identified and addressed in advance of acquisition or are covered by an indemnity by the seller or an offset to the purchase price.

    The Company provides for environmental liabilities using its best estimates. Actual environmental liabilities could differ significantly from these estimates.

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 5.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to the statement of cash flows consist of the following:

                                                                 12 WEEKS
                                                                   ENDED
                                                              MARCH 23, 2002
                                                              ---------------
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade...................................................    $     2,570
    Other...................................................          4,192
  Inventories...............................................          3,238
  Prepaid expenses..........................................         (3,500)
  Pre-need funeral contracts................................            648
  Pre-need cemetery contracts...............................         (2,387)
  Cemetery property.........................................            970
  Other assets..............................................         (2,609)
Increase (decrease) in liabilities:
  Accounts payable and accrued liabilities..................        (12,552)
  Deferred pre-need funeral contract revenue................           (376)
  Deferred pre-need cemetery contract revenue...............          5,964
  Other liabilities.........................................         (1,855)
  Insurance policy liabilities..............................          5,776
  Other changes in non-cash balances........................           (229)
                                                                -----------
                                                                $      (150)
                                                                ===========
Supplemental information:
  Interest paid.............................................    $    13,121
  Income taxes paid.........................................          2,820
  Bad debt expense..........................................          1,746
  Non-cash investing and financing activities:
    Stock issued in connection with Predecessor's key
      employee retention plan...............................           (262)
    Capital leases..........................................            229

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 6.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts is as follows:

                                                               MARCH 23,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   -------------
                                                              (UNAUDITED)
Receivables, net of allowances:
  Customer receivables......................................  $   78,633     $   81,202
  Allowance for doubtful accounts...........................     (26,597)       (26,291)
  Other.....................................................      14,576         19,041
                                                              ----------     ----------
                                                              $   66,612     $   73,952
                                                              ==========     ==========
Pre-need funeral contracts:
  Customer receivables......................................  $   50,360     $   52,486
  Amounts receivable from funeral trusts....................     346,573        351,964
  Amounts receivable from third-party insurance companies...     627,732        628,987
  Allowance for contract cancellations and refunds..........     (20,561)       (22,791)
  Insurance policies in force with subsidiary insurance
    company.................................................     138,342        120,346
                                                              ----------     ----------
  Total value of pre-need funeral contracts.................   1,142,446      1,130,992
    less: Insurance policies in force with subsidiary
      insurance company.....................................    (138,342)      (120,346)
                                                              ----------     ----------
                                                              $1,004,104     $1,010,646
                                                              ==========     ==========
Pre-need cemetery contracts:
  Customer receivables......................................  $  127,370     $  137,912
  Unearned finance income...................................     (10,744)       (12,802)
  Allowance for contract cancellations and refunds..........     (33,517)       (31,556)
                                                              ----------     ----------
                                                                  83,109         93,554
  Amounts receivable from cemetery trusts...................     382,065        387,418
                                                              ----------     ----------
                                                              $  465,174     $  480,972
                                                              ==========     ==========
Cemetery property:
  Developed land and lawn crypts............................  $   50,264     $   48,531
  Undeveloped land..........................................      30,318         30,939
  Mausoleums................................................      71,607         72,297
                                                              ----------     ----------
                                                              $  152,189     $  151,767
                                                              ==========     ==========
Property and equipment:
  Land......................................................  $  194,288     $  195,620
  Buildings and improvements................................     377,000        378,754
  Automobiles...............................................      15,418         15,128
  Furniture, fixtures and equipment.........................      38,651         38,705
  Computer hardware and software............................       9,208          9,028
  Accumulated depreciation and amortization.................      (6,959)            --
                                                              ----------     ----------
                                                              $  627,606     $  637,235
                                                              ==========     ==========
Accounts payable and accrued liabilities:
  Trade payables............................................  $    8,990     $   17,902
  Interest..................................................      11,876          4,085
  Accrued liabilities.......................................     104,772         94,239
  Other.....................................................      41,731         69,200
                                                              ----------     ----------
                                                              $  167,369     $  185,426
                                                              ==========     ==========

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 7.  SEGMENTED INFORMATION

    The Company's reportable segments are comprised of the three businesses it operates, each of which offers different products and services: funeral homes, cemeteries and insurance. There has been no change in the basis of this segmentation, accounting policies of the segments, or the basis of measurement of segment profit or loss from that disclosed in the Company's Annual Report as at December 31, 2001, on Form 10-K as filed with the SEC.

FOR THE 12 WEEKS ENDED MARCH 23, 2002     FUNERAL     CEMETERY   INSURANCE    OTHER     CONSOLIDATED
-------------------------------------    ----------   --------   ---------   --------   ------------
Revenue earned from external sales.....  $  131,859   $ 39,244   $ 28,538    $     --    $  199,641
Earnings (loss) from operations........      34,018      3,321      5,224     (11,320)       31,243
Depreciation and amortization..........       6,379        732         --         445         7,556

Total assets, as at:
  March 23, 2002 (unaudited)...........  $2,137,086   $796,691   $387,181    $159,402    $3,480,360
  December 31, 2001....................   2,214,514    750,896    382,970     154,723     3,503,103
Goodwill, as at:
  March 23, 2002 (unaudited)...........  $  566,471   $     --   $     --    $     --    $  566,471
  December 31, 2001....................     565,838         --         --          --       565,838

    The following table reconciles earnings from operations of reportable segments to total earnings from operations and identifies the components of "Other" segment earnings from operations:

                                                                 12 WEEKS
                                                                   ENDED
                                                              MARCH 23, 2002
                                                              ---------------
Earnings from operations of funeral, cemetery and insurance
  segments..................................................      $ 42,563
Other expenses of operations:
  General and administrative expenses.......................       (11,320)
                                                                  --------
Total earnings from operations..............................      $ 31,243
                                                                  ========

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 8.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    The Credit Facility, 11% Senior secured notes due 2007, 12.25% Senior unsecured notes due in 2004, 12.25% Senior unsecured notes due in 2009 and 12.25% Convertible subordinated notes due in 2012, are guaranteed by substantially all of Alderwoods Group's wholly-owned U.S. subsidiaries, other than insurance subsidiaries, Rose Hills and its subsidiaries and certain other specified excluded subsidiaries. The following presents supplemental condensed consolidating financial information for Alderwoods Group parent company, subsidiary guarantors and subsidiary non-guarantors:

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS -- MARCH 23, 2002
(UNAUDITED)

                                                              SUBSIDIARY                    ALDERWOODS
                                      PARENT     SUBSIDIARY      NON-      CONSOLIDATING      GROUP
                                     COMPANY     GUARANTORS   GUARANTORS    ADJUSTMENTS    CONSOLIDATED
                                    ----------   ----------   ----------   -------------   ------------
ASSETS
  Cash and cash equivalents.......  $       --   $   81,770   $   32,225     $      --      $  113,995
  Other current assets............          --       82,751       34,442            --         117,193
  Pre-need contracts..............          --    1,088,562      380,716            --       1,469,278
  Cemetery property...............          --      102,364       49,825            --         152,189
  Property and equipment..........          --      445,951      181,655            --         627,606
  Goodwill........................          --      469,838       96,633            --         566,471
  Intercompany (net) (a)..........   1,418,315     (841,435)     (51,130)     (525,750)             --
  Other assets....................          --       52,441      386,403        (5,216)        433,628
                                    ----------   ----------   ----------     ---------      ----------
                                    $1,418,315   $1,482,242   $1,110,769     $(530,966)     $3,480,360
                                    ==========   ==========   ==========     =========      ==========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Current liabilities.............  $   25,369   $  130,809   $   46,788     $      --      $  202,966
  Long-term debt..................     646,221       24,900      139,109        (5,216)        805,014
  Deferred pre-need contract
    revenue.......................          --      977,064      375,227            --       1,352,291
  Other liabilities...............          --       46,274      330,971            --         377,245
  Stockholders' equity............     746,725      303,195      218,674      (525,750)        742,844
                                    ----------   ----------   ----------     ---------      ----------
                                    $1,418,315   $1,482,242   $1,110,769     $(530,966)     $3,480,360
                                    ==========   ==========   ==========     =========      ==========

    (a) Includes intercompany investments and intercompany payables and receivables, which are eliminated in the Alderwoods Group consolidated amount.

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS -- DECEMBER 31, 2001 (UNAUDITED)

                                                              SUBSIDIARY                    ALDERWOODS
                                      PARENT     SUBSIDIARY      NON-      CONSOLIDATING      GROUP
                                     COMPANY     GUARANTORS   GUARANTORS    ADJUSTMENTS    CONSOLIDATED
                                    ----------   ----------   ----------   -------------   ------------
ASSETS
  Cash and cash equivalents.......  $       --   $   74,056   $   27,505     $      --      $  101,561
  Other current assets............          --       90,746       33,894          (108)        124,532
  Pre-need contracts..............          --    1,138,081      353,537            --       1,491,618
  Cemetery property...............          --      109,557       42,210            --         151,767
  Property and equipment..........          --      462,211      175,024            --         637,235
  Goodwill........................          --      469,838       96,000            --         565,838
  Intercompany (net) (a)..........   1,402,630     (858,578)     (46,041)     (498,011)             --
  Other assets....................          --       49,020      394,915       (13,383)        430,552
                                    ----------   ----------   ----------     ---------      ----------
                                    $1,402,630   $1,534,931   $1,077,044     $(511,502)     $3,503,103
                                    ==========   ==========   ==========     =========      ==========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Current liabilities.............  $       --   $  151,509   $   51,421     $    (108)     $  202,822
  Long-term debt..................     663,278       22,950      137,275        (5,251)        818,252
  Deferred pre-need contract
    revenue.......................          --    1,024,804      344,316            --       1,369,120
  Other liabilities...............          --       48,974      329,210        (4,627)        373,557
  Stockholders' equity............     739,352      286,694      214,822      (501,516)        739,352
                                    ----------   ----------   ----------     ---------      ----------
                                    $1,402,630   $1,534,931   $1,077,044     $(511,502)     $3,503,103
                                    ==========   ==========   ==========     =========      ==========

    (a) Includes intercompany investments and intercompany receivables and payables, which are eliminated in the Alderwoods consolidated amount.

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS -- 12 WEEKS ENDED MARCH 23, 2002 (UNAUDITED)

                                                                SUBSIDIARY                    ALDERWOODS
                                         PARENT    SUBSIDIARY      NON-      CONSOLIDATING      GROUP
                                        COMPANY    GUARANTORS   GUARANTORS    ADJUSTMENTS    CONSOLIDATED
                                        --------   ----------   ----------   -------------   ------------
Revenues..............................  $     --    $125,425     $ 75,585      $ (1,369)       $199,641
Costs and expenses....................        --      97,825       60,622        (1,369)        157,078
General and administrative............        --       1,184       10,136            --          11,320
                                        --------    --------     --------      --------        --------
Earnings from operations..............        --      26,416        4,827            --          31,243
Interest on long-term debt............    17,123         632        3,155            --          20,910
Intercompany charges..................        --       7,261       (7,261)           --              --
Other expenses (income)...............        --         492       (1,006)           --            (514)
                                        --------    --------     --------      --------        --------
Earnings (loss) before income taxes
  and equity in subsidiaries..........   (17,123)     18,031        9,939            --          10,847
Income taxes..........................        --       1,529        2,207            --           3,736
                                        --------    --------     --------      --------        --------
Earnings (loss) before equity in
  subsidiaries........................   (17,123)     16,502        7,732            --           7,111
Equity in subsidiaries................    24,234          --           --       (24,234)             --
                                        --------    --------     --------      --------        --------
Net income............................  $  7,111    $ 16,502     $  7,732      $(24,234)       $  7,111
                                        ========    ========     ========      ========        ========

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS -- 12 WEEKS ENDED MARCH 23, 2002 (UNAUDITED)

                                                                 SUBSIDIARY                    ALDERWOODS
                                          PARENT    SUBSIDIARY      NON-      CONSOLIDATING      GROUP
                                         COMPANY    GUARANTORS   GUARANTORS    ADJUSTMENTS    CONSOLIDATED
                                         --------   ----------   ----------   -------------   ------------
CASH PROVIDED BY (APPLIED TO)
  Cash flows from operating
    activities.........................  $(8,571)    $ 12,963      $10,181      $     --        $ 14,573
  Cash flows from investing
    activities.........................       --        5,560       (4,339)           --           1,221
  Cash flows from financing activities
    (a)................................    8,571      (10,809)      (1,122)           --          (3,360)
                                         -------     --------      -------      --------        --------
  Increase in cash and cash
    equivalents........................       --        7,714        4,720            --          12,434
  Cash and cash equivalents, beginning
    of period..........................       --       74,056       27,505            --         101,561
                                         -------     --------      -------      --------        --------
  Cash and cash equivalents, end
    of period..........................  $    --     $ 81,770      $32,225      $     --        $113,995
                                         =======     ========      =======      ========        ========

    (a) Includes cash flows from financing activities of intercompany receivables and payables, which are eliminated in the Alderwoods Group consolidated amount.

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 9.  EARNINGS PER SHARE

    The basic and diluted earnings per share computations for net income were as follows:

                                                                12 WEEKS
                                                                  ENDED
                                                             MARCH 23, 2002
                                                             ---------------
Income (numerator):
Net income attributable to Common stockholders.............      $ 7,111
                                                                 =======
Shares (denominator)
  Basic and diluted weighted average number of shares of
    Common stock outstanding (thousands)...................       39,887
                                                                 =======

    Employee and director stock options to purchase 2,410,000 shares of Common stock, and the 12.25% Convertible subordinated notes, due in 2012, were not included in the computation of diluted earnings per share, because they were anti-dilutive.

NOTE 10.  STOCKHOLDER RIGHTS PLAN

    On March 6, 2002, Alderwoods Group's Board of Directors ("Board of Directors") adopted a short-term stockholder rights plan ("Stockholder Rights Plan"). The Stockholder Rights Plan, which has an 18-month term, was not established in response to any pending takeover bid for the Company. In connection with the Stockholder Rights Plan, the Board of Directors, on March 6, 2002, declared a dividend distribution of one right for each share of Common stock. The Company also entered into a rights agreement ("Rights Agreement"), dated as of March 6, 2002, with Wells Fargo Bank, Minnesota, National Association ("Wells Fargo"), whereby Wells Fargo agreed to act as rights agent. The Rights Agreement and a summary description of the rights are available as an exhibit to the Company's report on Form 8-K filed with the SEC on March 13, 2002.

NOTE 11.  SUBSEQUENT EVENT

    On April 17, 2002, the Company called for the redemption of all of the outstanding 12.25% Senior unsecured notes due in 2004. On April 26, 2002, those notes were redeemed for a total redemption price of $49,599,000, plus accrued interest.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

    THE FOLLOWING INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF THE LOEWEN
GROUP INC. (THE "PREDECESSOR") ARE NOT COMPARABLE WITH THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS ISSUED BY ALDERWOODS GROUP, INC. SUBSEQUENT TO THE IMPLEMENTATION OF THE FOURTH AMENDED JOINT PLAN OF REORGANIZATION OF LOEWEN GROUP INTERNATIONAL, INC., ITS PARENT CORPORATION AND CERTAIN OF THEIR DEBTOR SUBSIDIARIES, AS MODIFIED (THE "PLAN"), DUE TO THE SIGNIFICANT CHANGES IN THE FINANCIAL AND LEGAL STRUCTURE OF ALDERWOODS GROUP, INC. AND THE APPLICATION OF FRESH START REPORTING, AS AT DECEMBER 31, 2001, RESULTING FROM CONFIRMATION AND IMPLEMENTATION OF THE PLAN AND CHANGES IN ACCOUNTING POLICIES AND FISCAL ACCOUNTING PERIODS ADOPTED BY THE COMPANY. ACCORDINGLY, ALDERWOODS
GROUP, INC.'S INTERIM CONSOLIDATED FINANCIAL STATEMENTS AS AT AND FOR THE 12 WEEKS ENDED MARCH 23, 2002, DO NOT INCLUDE COMPARABLE OPERATING AND CASH FLOW INFORMATION. CERTAIN INTERIM CONSOLIDATED FINANCIAL INFORMATION OF THE LOEWEN GROUP INC. MAY BE OF LIMITED INTEREST TO THE STOCKHOLDERS OF ALDERWOODS
GROUP, INC., AND HAS BEEN INCLUDED FOR THE THREE MONTHS ENDED MARCH 31, 2001, IN THIS QUARTERLY REPORT ON FORM 10-Q.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                       EXPRESSED IN THOUSANDS OF DOLLARS
           EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES OUTSTANDING

                                                               THREE MONTHS ENDED
                                                                 MARCH 31, 2001
                                                              --------------------
                                                                  (UNAUDITED)
                                                              (RESTATED -- NOTE 2)
Revenue
  Funeral...................................................        $143,281
  Cemetery..................................................          55,321
  Insurance.................................................          23,725
                                                                    --------
                                                                     222,327
                                                                    --------
Costs and expenses
  Funeral...................................................          99,933
  Cemetery..................................................          41,785
  Insurance.................................................          22,009
                                                                    --------
                                                                     163,727
                                                                    --------
                                                                      58,600

Expenses
  General and administrative................................          15,419
  Depreciation and amortization.............................          13,580
  Provision for asset impairment............................          15,306
                                                                    --------
                                                                      44,305
                                                                    --------
Earnings from operations....................................          14,295

Interest on long-term debt..................................           2,780
Reorganization costs........................................           9,785
Gain on disposal of subsidiaries and other income...........         (30,520)
                                                                    --------
Earnings before income taxes................................          32,250
Income taxes................................................           3,999
                                                                    --------
Net income..................................................        $ 28,251
                                                                    ========
Basic and diluted earnings per Common share:
Net income..................................................        $   0.35
                                                                    ========
Basic and diluted weighted average number of shares
  outstanding (thousands)...................................          74,145
                                                                    ========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                               THREE MONTHS ENDED
                                                                 MARCH 31, 2001
                                                              --------------------
                                                                  (UNAUDITED)
                                                              (RESTATED -- NOTE 2)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net income................................................        $ 28,251
  Items not affecting cash
    Depreciation and amortization...........................          18,297
    Provision for asset impairment..........................          15,306
    Gain on disposition of assets and investments...........         (30,520)
    Deferred income taxes...................................            (471)
Other, including net changes in other non-cash balances.....          (2,402)
                                                                    --------
                                                                      28,461
                                                                    --------
Investing
  Proceeds on disposition of assets and investments.........          28,823
  Purchase of property and equipment........................          (7,094)
  Purchase of insurance invested assets.....................         (38,803)
  Proceeds on disposition and maturities of insurance
    invested assets.........................................          29,148
                                                                    --------
                                                                      12,074
                                                                    --------
Financing
  Repayment of long-term debt...............................          (3,959)
                                                                    --------
Increase in cash and cash equivalents.......................          36,576
Cash and cash equivalents, beginning of period..............         159,090
                                                                    --------
Cash and cash equivalents, end of period....................        $195,666
                                                                    ========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 1.  REORGANIZATION PROCEEDINGS

    For information regarding the Predecessor's reorganization proceedings, see
Note 1 to the Predecessor's consolidated financial statements included in Alderwoods Group, Inc.'s ("Alderwoods Group") Annual Report as at December 31, 2001, on Form 10-K as filed with the U.S. Securities and Exchange Commission ("SEC"). There have been no material changes to the reorganization proceedings reported therein.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The interim consolidated financial statements have been prepared using the U.S. dollar as the functional currency and are presented in accordance with accounting principles generally accepted in the United States.

    The interim consolidated financial statements include the accounts of all subsidiary companies and all adjustments, including normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim period. The interim consolidated financial statements have been prepared consistent with the accounting policies described in the Predecessor's consolidated financial statements included in Alderwoods Group's Annual Report as at December 31, 2001, on Form 10-K as filed with the SEC and should be read in conjunction therewith.

USE OF ESTIMATES

    The preparation of the interim consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could significantly differ from those estimates.

ACCOUNTING CHANGE

    The Predecessor implemented the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") effective January 1, 2000, which resulted in a change in revenue recognition for pre-need funeral contracts and pre-need cemetery contracts. The Predecessor's previously published financial information for the three months ended March 31, 2001, was prepared on a basis that did not fully reflect the adoption of SAB 101. The interim financial statements for the three months ended March 31, 2001, presented herein, have been restated to give effect to SAB 101. Due to the volume of historical pre-need funeral and cemetery contracts involved in the restatement and the lack of certain transactional information related to such contracts, certain estimation methods have been utilized by the Alderwoods Group to restate the Predecessor's revenue, as a result of the implementation of SAB 101.

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

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Predecessor recognized revenue and related costs for pre-need sales of interment rights and related merchandise and services at the time the interment right title was transferred, merchandise was delivered or service was performed. Previously, revenue and related costs, net of amounts required to be paid into perpetual care trusts, were recognized at the time the pre-need contract was signed. Earnings on merchandise and services trust funds were recognized when the revenue of the associated merchandise or service was recognized. Previously, earnings on merchandise and services trust funds were recognized in the period realized.

    The cumulative effect of the implementation of SAB 101 through December 31, 1999, resulted in a charge to income of $986,750,000 (net of income taxes of $108,719,000), or $13.31 per basic and diluted share, recorded on January 1, 2000. The effect of the restatement, as a result of the implementation of SAB 101 effective January 1, 2000, is summarized below.

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 2001
                                                              ------------------
Loss as previously reported under partial implementation of
  SAB 101...................................................       $(21,584)
Adjustment to give effect to SAB 101........................         49,835
                                                                   --------
Net income, restated........................................       $ 28,251
                                                                   ========

NOTE 3.  IMPAIRMENT OF ASSETS AND DISPOSITIONS

    During 1999, as a result of the Predecessor's reorganization proceedings and operating performance decline, the Predecessor conducted extensive reviews of each of its operating locations. The review resulted in the identification of 201 funeral homes and 170 cemeteries as probable for sale and the development of a program for disposition of these locations, which was approved by the U.S. Bankruptcy Court for the District of Delaware in January 2000. As a result, a pre-tax asset impairment provision for long-lived assets of $428,194,000 was recorded in 1999.

    At March 31, 2001, the Company further revised its estimates of expected proceeds of the locations held for disposal and identified other locations, which were not part of the previously-announced disposition properties, as probable for sale. Consequently, an additional pre-tax asset impairment provision of $15,306,000 was recorded.

    The asset impairment provisions were based on management estimates.

    During the three months ended March 31, 2001, the Predecessor sold 54 funeral homes and 48 cemeteries for gross proceeds of $28,978,000, before closing and other settlement costs of $155,000, resulting in a pre-tax gain of $30,520,000.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 4.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to the statement of cash flows consist of the following:

                                                             THREE MONTHS ENDED
                                                               MARCH 31, 2001
                                                            --------------------
                                                            (RESTATED -- NOTE 2)
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade.................................................        $  8,507
    Other.................................................            (139)
  Inventories.............................................          (1,602)
  Prepaid expenses........................................          (7,437)
  Amounts receivable from cemetery trusts.................         (13,557)
  Customer installment contracts, net of allowances.......          16,495
  Cemetery property.......................................           2,965
  Other assets............................................            (644)
Increase (decrease) in liabilities, including certain
  liabilities subject to compromise:
  Accounts payable and accrued liabilities................          (6,364)
  Deferred pre-need funeral contract revenue..............             430
  Deferred pre-need cemetery contract revenue.............         (21,830)
  Other liabilities.......................................           6,957
  Insurance policy liabilities............................           6,311
  Other changes in non-cash balances......................           7,506
                                                                  --------
                                                                  $ (2,402)
                                                                  ========
Supplemental information:
  Interest paid...........................................        $  1,603
  Bad debt expense........................................           5,835
  Income taxes paid.......................................           1,044
Non-cash investing and financing activities:
  Capital leases..........................................            (183)

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 5.  SEGMENTED INFORMATION

    The Predecessor's reportable segments comprised three businesses it operated, each of which offered different products and services: funeral homes, cemeteries and insurance.

FOR THE THREE MONTHS ENDED MARCH 31, 2001
(RESTATED -- NOTE 2)                        FUNERAL    CEMETERY   INSURANCE    OTHER     CONSOLIDATED
-----------------------------------------   --------   --------   ---------   --------   ------------
Revenue earned from external sales........  $143,281   $55,321     $23,725    $     --     $222,327
Earnings (loss) from operations...........    17,511     7,503       1,703     (12,422)      14,295
Depreciation and amortization.............     9,995     1,956           8       1,621       13,580

    The following table reconciles earnings from operations of reportable segments to total earnings from operations and identifies the components of "Other" segment earnings from operations:

                                                               THREE MONTHS ENDED
                                                                 MARCH 31, 2001
                                                              --------------------
                                                              (RESTATED -- NOTE 2)
Earnings from operations of funeral, cemetery and insurance
  segments..................................................        $ 26,717
Other expenses of operations:
  General and administrative expenses.......................         (12,422)
                                                                    --------
Total earnings from operations..............................        $ 14,295
                                                                    ========

NOTE 6.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    Alderwoods Group's credit facility, 11% Senior secured notes due in 2007, 12.25% Senior unsecured notes due in 2004, 12.25% Senior unsecured notes due in 2009 and 12.25% Convertible subordinated notes due in 2012, which were issued upon emergence from Chapter 11, are guaranteed by substantially all of Alderwoods Group's wholly-owned U.S. subsidiaries, other than insurance subsidiaries, Rose Hills Holding Corp. and its subsidiaries and other specified excluded subsidiaries. The following presents supplemental condensed consolidating financial information for the Predecessor and its corresponding subsidiary guarantors and subsidiary non-guarantors. Concurrent with the Predecessor's reorganization, Alderwoods Group effectively became a holding company transferring substantially all independent assets and operations to its subsidiaries. As a result, the financial statements of the Predecessor's parent company

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED) have been grouped with the transferee subsidiaries for purposes of the condensed consolidating financial information below:

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS -- THREE MONTHS
  ENDED MARCH 31, 2001 (RESTATED -- NOTE 2)

                                                               PREDECESSOR'S
                                               PREDECESSOR'S    SUBSIDIARY
                                                SUBSIDIARY         NON-        CONSOLIDATING   PREDECESSOR
                                                GUARANTORS      GUARANTORS      ADJUSTMENTS    CONSOLIDATED
                                               -------------   -------------   -------------   ------------
Revenues.....................................    $163,634        $ 59,787         $(1,094)       $222,327
Costs and expenses...........................     128,016          50,385          (1,094)        177,307
General and administrative...................       5,585           9,834              --          15,419
Provision for asset impairment...............       3,744          11,562              --          15,306
                                                 --------        --------         -------        --------
Earnings (loss) from operations..............      26,289         (11,994)             --          14,295
Interest on long-term debt...................       2,571             209              --           2,780
Intercompany charges.........................       8,848          (8,848)             --              --
Other income.................................     (20,527)           (208)             --         (20,735)
                                                 --------        --------         -------        --------
Earnings (loss) before income taxes..........      35,397          (3,147)             --          32,250
Income taxes.................................       1,226           2,773              --           3,999
                                                 --------        --------         -------        --------
Net income (loss)............................    $ 34,171        $ (5,920)        $    --        $ 28,251
                                                 ========        ========         =======        ========

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS -- THREE MONTHS
  ENDED MARCH 31, 2001 (RESTATED -- NOTE 2)

                                                               PREDECESSOR'S
                                               PREDECESSOR'S    SUBSIDIARY
                                                SUBSIDIARY         NON-        CONSOLIDATING   PREDECESSOR
                                                GUARANTORS      GUARANTORS      ADJUSTMENTS    CONSOLIDATED
                                               -------------   -------------   -------------   ------------
CASH PROVIDED BY (APPLIED TO)
  Cash flows from operating activities.......    $ 17,079         $11,382         $    --        $ 28,461
  Cash flows from investing activities.......      24,612         (12,538)             --          12,074
  Cash flows from financing
    activities (a)...........................      (7,927)          3,968              --          (3,959)
                                                 --------         -------         -------        --------
  Increase in cash and cash equivalents......      33,764           2,812              --          36,576
  Cash and cash equivalents, beginning
    of period................................     140,705          18,385              --         159,090
                                                 --------         -------         -------        --------
  Cash and cash equivalents, end of period...    $174,469         $21,197         $    --        $195,666
                                                 ========         =======         =======        ========

    (a) Includes cash flows from financing activities of intercompany receivables and payables, which are eliminated in the Predecessor consolidated amount.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 7.  EARNINGS PER SHARE

    The basic and diluted earnings per share computations for net income was as follows:

                                                              THREE MONTHS
                                                                  ENDED
                                                             MARCH 31, 2001
                                                             ---------------
                                                              (RESTATED --
                                                                 NOTE 2)
Income (numerator):
Net income.................................................      $28,251
Less, provision for Preferred stock dividends..............        2,160
                                                                 -------
Net income attributable to Common stockholders.............      $26,091
                                                                 =======

Shares (denominator)
  Basic and diluted weighted average number of shares of
    Common stock outstanding (thousands)...................       74,145
                                                                 =======

    As a result of the Predecessor's reorganization proceedings, the Predecessor was not accepting requests to exercise stock options or convert Preferred stock. Accordingly, there was no Common stock issuable with respect to stock options and Preferred stock at March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

    Alderwoods Group, Inc. is the second largest operator of funeral homes and cemeteries in North America. As of April 20, 2002, the Company operated
803 funeral homes, 196 cemeteries and 64 combination funeral homes and cemeteries throughout North America and 39 funeral homes in the United Kingdom. The Company provides funeral and cemetery services and products on both an at-need basis (time of death) and pre-need basis. In support of its pre-need business, the Company operates insurance subsidiaries that provide customers with a funding mechanism for the pre-arrangement of funerals.

    Loewen International (incorporated in Delaware on February 25, 1987), as reorganized and renamed Alderwoods Group, Inc., succeeded to the business previously conducted by Loewen Group on January 2, 2002 (the "Effective Date"). Alderwoods Group is a holding company owning, directly or indirectly, the capital stock of approximately 300 subsidiaries through which the funeral, cemetery and insurance businesses are operated.

CRITICAL ACCOUNTING POLICIES

    Accounting policies that the Company believes are both most important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgements are described under Item 7. "-- Management's Discussion and Analysis of Financial Condition and Results of Operations" in Alderwoods Group's Annual Report as at
December 31, 2001, on Form 10-K as filed with the U.S. Securities and Exchange Commission ("SEC").

BASIS OF PRESENTATION

    Alderwoods Group succeeded to substantially all of the assets and operations of Loewen Group on the Effective Date, and continues to operate the businesses previously conducted by the Loewen Companies.

    Certain interim consolidated financial and other information concerning the Predecessor may be of limited interest to stockholders of the Company and has been included in this Quarterly Report on Form 10-Q. However, due to the significant changes in the financial structure of the Company, the application of "fresh start" reporting as at December 31, 2001, and as a result of the confirmation and implementation of the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., its Parent Corporation and Certain of Their Debtor Subsidiaries, as modified (the "Plan") and changes in accounting policies and fiscal accounting periods adopted by the Company, the interim consolidated financial and other information of the Company issued subsequent to the Plan implementation are not comparable with the interim consolidated financial information and other information issued by the Predecessor prior to the Plan implementation. Accordingly, management's discussion and analysis of financial condition and results of operations of the Company compared to the Predecessor should be reviewed with caution, and should not be relied upon as being indicative of future results of the Company or providing an accurate comparison of financial performance.

    The Company's accounting information contained in this Quarterly Report on Form 10-Q is presented on the basis of United States generally accepted accounting principles ("GAAP"). Historically, the Predecessor's interim consolidated financial statements were presented in accordance with Canadian GAAP, and material differences between Canadian GAAP and U.S. GAAP were explained in a note to the Predecessor's interim consolidated financial statements. In addition, the Predecessor had not in its prior Quarterly Reports on Form 10-Q fully implemented the U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as a result of the Predecessor's ongoing reorganization proceedings. The Predecessor's historical financial information and the interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been restated to the full extent necessary to comply with U.S. GAAP and the implementation of SAB 101.

    On March 6, 2002, the Board of Directors of the Company approved a change in the Company's fiscal year end from December 31 to the Saturday nearest to December 31 in each year (whether before or after such date). This change is effective for fiscal year 2002, which will end on December 28, 2002. No transition report for the change in fiscal year was required.

    In connection with the change in fiscal year end, the Company also realigned its fiscal quarters. The first and second fiscal quarters will each consist of 12 weeks and the third fiscal quarter will consist of 16 weeks. The fourth fiscal quarter will typically consist of 12 weeks, but this period may be altered, if necessary, in order to cause the fourth fiscal quarter to end on the same day as the fiscal year, as described above. As a result of this, the fourth fiscal quarter will consist of 13 weeks in certain years.

    This discussion and analysis of financial condition and results of operations of the Company and the Predecessor are based upon and should be read in conjunction with the Company's interim consolidated financial statements for the 12 weeks ended March 23, 2002, and the Predecessor's interim consolidated financial statements for the three months ended March 31, 2001, included in
Part I of this Quarterly Report on Form 10-Q (including the notes thereto).

RESULTS OF OPERATIONS

    THE RESULTS OF OPERATIONS OF THE COMPANY FOR THE 12 WEEKS ENDED MARCH 23, 2002, ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FULL FISCAL YEAR OR FOR ANY INTERIM PERIOD. ADDITIONALLY, A COMPARISON OF FINANCIAL PERFORMANCE WITH THE PREDECESSOR IS NOT MEANINGFUL AND SHOULD BE REVIEWED WITH CAUTION DUE TO:

    - SIGNIFICANT CHANGES IN THE FINANCIAL STRUCTURE OF THE COMPANY;

    - APPLICATION OF FRESH START REPORTING AT DECEMBER 31, 2001, AS A RESULT OF THE CONFIRMATION AND IMPLEMENTATION OF THE PLAN;

    - CHANGES IN ACCOUNTING POLICIES AND CERTAIN ACCOUNT CLASSIFICATIONS ADOPTED UPON EMERGENCE; AND

    - CHANGES IN THE FISCAL YEAR AND THE LENGTH OF QUARTERLY PERIODS.

    ACCORDINGLY, A BLACK LINE HAS BEEN DRAWN TO SEPARATE AND DISTINGUISH BETWEEN THE INTERIM CONSOLIDATED OPERATING RESULTS THAT RELATE TO THE COMPANY AND THE PREDECESSOR.

    Detailed below are the operating results of the Company and the Predecessor for the 12 weeks ended March 23, 2002, and the three months ended March 31, 2001, respectively, expressed in dollar amounts as well as relevant percentages, presented as a percentage of revenue, except for income taxes, which are presented as a percentage of earnings before income taxes.

    The operations of the Company comprise, and the operations of the Predecessor comprised three businesses: funeral homes, cemeteries and insurance. Additional segment information is provided in Note 7 and Note 5 of the Company's and Predecessor's interim consolidated financial statements, respectively.


                                        ALDERWOODS       ALDERWOODS
                                          GROUP            GROUP          PREDECESSOR          PREDECESSOR
                                        12 WEEKS         12 WEEKS         THREE MONTHS         THREE MONTHS
                                          ENDED            ENDED             ENDED                ENDED
                                        MARCH 23, 2002   MARCH 23, 2002   MARCH 31, 2001       MARCH 31, 2001
                                            ------           -----              ------               -----
                                        (IN MILLIONS)    (PERCENTAGES)      (IN MILLIONS)        (PERCENTAGES)
Revenue
  Funeral.............................      $131.9            66.0              $143.3                64.4
  Cemetery............................        39.2            19.7                55.3                24.9
  Insurance...........................        28.5            14.3                23.7                10.7
                                            ------           -----              ------               -----
    Total.............................      $199.6           100.0              $222.3               100.0
                                            ------           -----              ------               -----
Gross margin
  Funeral.............................      $ 34.0            25.8              $ 43.4                30.3
  Cemetery............................         3.3             8.5                13.5                24.5
  Insurance...........................         5.2            18.3                 1.7                 7.2
                                            ------                              ------
    Total.............................        42.5            21.3                58.6                26.4
Expenses
  General and administrative..........        11.3             5.7                15.4                 6.9
  Depreciation and amortization.......          --              --                13.6                 6.1
  Provision for asset impairment......          --              --                15.3                 6.9
                                            ------                              ------
Earnings from operations..............        31.2            15.6                14.3                 6.5
Interest on long-term debt............        20.9            10.5                 2.7                 1.3
Reorganization costs..................          --              --                 9.8                 4.4
Loss (gain) on disposal of
  subsidiaries and other expenses
  (income)............................        (0.5)           (0.3)              (30.5)              (13.7)
                                            ------                              ------
Income before income taxes............        10.8             5.4                32.3                14.5
Income taxes..........................         3.7            34.4                 4.0                12.4
                                            ------                              ------
Net income............................      $  7.1             3.6              $ 28.3                12.7
                                            ======                              ======

12 WEEKS ENDED MARCH 23, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR THE 12 WEEKS ENDED MARCH 23, 2002, ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FULL FISCAL YEAR OR FOR ANY INTERIM PERIOD. ADDITIONALLY, A COMPARISON OF FINANCIAL PERFORMANCE WITH THE PREDECESSOR IS NOT MEANINGFUL AND SHOULD BE REVIEWED WITH CAUTION DUE TO:

    - SIGNIFICANT CHANGES IN THE FINANCIAL STRUCTURE OF THE COMPANY;

    - APPLICATION OF FRESH START REPORTING AT DECEMBER 31, 2001, AS A RESULT OF THE CONFIRMATION AND IMPLEMENTATION OF THE PLAN;

    - CHANGES IN ACCOUNTING POLICIES AND CERTAIN ACCOUNT CLASSIFICATIONS ADOPTED UPON EMERGENCE; AND

    - CHANGES IN THE FISCAL YEAR AND THE LENGTH OF QUARTERLY PERIODS.

    Consolidated revenue for the Company of $199.6 million for the 12 weeks ended March 23, 2002, decreased approximately $22.7 million, or 10.2%, compared to approximately $222.3 million for the Predecessor's three months ended
March 31, 2001, primarily as a result of a reduction of approximately
$19.1 million related to 141 funeral and 137 cemetery locations sold since January 1, 2001, and approximately $16.7 million estimated to be the effect of the shorter fiscal quarter in 2002 versus 2001, partially offset by approximately $18.6 million of Rose Hills Holding Corp. ("Rose Hills") revenue now consolidated in the Company's results, which was previously accounted for on an equity investment basis, and an increase of approximately $4.8 million of insurance revenue. Consolidated gross margin for the 12 weeks ended March 23, 2002, was approximately $42.5 million, or 21.3% of consolidated revenue, a decline of approximately $16.1 million, or 27.4%, from the Predecessor's consolidated gross margin of approximately $58.6 million for the three months ended March 31, 2001. On a percentage basis, consolidated gross margin of the Company similarly declined from the Predecessor's 26.4%. The percentage decrease in consolidated gross margin is primarily attributed to the decline in funeral and cemetery gross margin (excluding the respective gross margin from Rose Hills, which reflect lower margin for funeral and higher margin for cemetery), as well as a substantial improvement in the Company's insurance gross margin. Cost improvements for insurance, as a percentage of revenue, also contributed to the consolidated gross margin improvement. Consolidated gross margin, as with revenue, was similarly impacted by the changes affecting comparability of the Company and the Predecessor.

    Funeral revenue for the Company of $131.9 million for the 12 weeks ended March 23, 2002, decreased approximately $11.4 million, or 8.0%, compared to $143.3 million for the Predecessor's three months ended March 31, 2001. The decrease is primarily due to (1) an estimated reduction of approximately
$12.9 million from the eight-day difference in number of days in the Company's and Predecessor's first quarters, and (2) a reduction of approximately
$7.7 million related to 141 funeral locations sold since January 1, 2001, which more than offset an increase of approximately $8.5 million from the inclusion of Rose Hills, now consolidated in the Company's operating results. Overall average funeral revenue per service for the Company for the 12 weeks ended March 23, 2002, was $3,629, compared to $3,650 for the Predecessor in the three months ended March 31, 2001. At locations in operation for all of the 12 weeks ended March 23, 2002, and the three months ended March 31, 2001, and after adjusting for the eight-day difference in number of days in the respective quarters, the Company estimates that the number of funeral services performed declined by 1.9%.

    On the funeral cost side, a decline of approximately $2.1 million for the 12 weeks ended March 23, 2002, was primarily affected by (1) a reduction of approximately $9.6 million from the eight-day difference in number of days in the Company's and Predecessor's first quarters, (2) a reduction of approximately $6.1 million related to 141 funeral locations sold since January 1, 2001,
(3) an increase of approximately $6.9 million from the inclusion of Rose Hills, and (4) an increase of approximately $11.6 million of regional manager expenses, previously included in general and administrative expenses, and depreciation expense.

    Pre-need funeral contracts written by the Company for the 12 weeks ended March 23, 2002, were approximately $38.7 million, compared to $27.1 million by the Predecessor for the three months ended March 31, 2001. The Company estimates that it has a backlog of approximately $1.1 billion in pre-need funeral contracts as of March 23, 2002. Approximately 28% of funeral volume for the 12 weeks ended March 23, 2002, was derived from the backlog, compared to approximately 22% from the Predecessor's backlog for the three months ended March 31, 2001.

    Overall funeral gross margin of the Company, as a percentage of revenue, decreased to 25.8% for the 12 weeks ended March 23, 2002, from the Predecessor's 30.3% for the three months ended March 31, 2001, primarily due to the decline in costs being at a rate less than that commensurate with the revenue decline. The decline in gross margin as a percentage of revenue was affected by the 141 funeral locations sold since January 1, 2001, the additional regional manager and depreciation expense and inclusion of Rose Hills.

    Cemetery revenue for the Company of $39.2 million for the 12 weeks ended March 23, 2002, decreased approximately $16.1 million, or 29.1%, compared to $55.3 million for the Predecessor's three months ended March 31, 2001. The decrease is primarily due to (1) an estimated reduction of approximately
$3.9 million from the eight-day difference in number of days in the Company's and Predecessor's first quarters, and (2) a reduction of approximately
$11.5 million related to 137 cemetery locations sold since January 1, 2001, which more than offset an increase of approximately $10.1 million from the inclusion of Rose Hills, now consolidated in the Company's operating results. At locations in operation for all of the 12 weeks ended March 23, 2002, and the three months ended March 31, 2001, and after adjusting for the eight-day difference in number of days in the respective quarters, the Company estimates that cemetery revenue declined approximately $10.9 million, of which $10.3 was due to lower pre-need revenue. Pre-need revenue is impacted by the quantity of spaces sold, merchandise installed and services performed, as well as, to the extent revenue was deferred at December 31, 2001, the impact of fresh start reporting and the established fair value of the related deferred revenue.

    On the cemetery cost side, a decline of approximately $5.9 million for the 12 weeks ended March 23, 2002, was primarily affected by (1) a reduction of approximately $3.1 million from the eight-day difference in number of days in the Company's and Predecessor's first quarters, (2) a reduction of approximately $6.2 million related to 137 cemetery locations sold since January 1, 2001,
(3) an increase of approximately $7.8 million from the inclusion of Rose Hills, and (4) an increase of approximately $4.6 million of regional manager expenses, previously included in general and administrative expenses, and depreciation expense.

    Pre-need cemetery contracts written by the Company during the 12 weeks ended March 23, 2002, were approximately $19.0 million, consistent with those written by the Predecessor for the three months ended March 31, 2002, as decreases due to 137 cemetery locations sold and the effect of the shorter fiscal quarter in 2002 versus 2001, were offset by the inclusion of Rose Hills' operating results. Interments were approximately 19,600 for the 12 weeks ended March 23, 2002, of which approximately 79% were at-need and 21% were pre-need fulfillments.

    Overall cemetery gross margin of the Company for the 12 weeks ended
March 23, 2002, as a percentage of revenue, decreased to 8.5%, compared to 24.5% for the Predecessor for the three months ended March 31, 2001. The decrease was primarily due to cost reductions that were not commensurate with the revenue declines experienced. The key components of this decline include the 137 cemetery locations sold since January 31, 2001, the reduced fair value of revenue deferred at December 31, 2001, and recognized in 2002, the additional regional manager and depreciation expense and inclusion of Rose Hills.

    Insurance revenue for the Company for the 12 weeks ended March 23, 2002, increased $4.8 million, or 20.3%, compared to the Predecessor for the three months ended March 31, 2001, primarily due to higher investment income, approximately $2.7 million, and higher premium revenue of approximately
$2.1 million. Costs, consisting primarily of benefit and claims costs, commissions, policy reserve changes, and wages, increased by approximately
$1.3 million, but as a percentage of revenue, declined significantly. As a result of the higher revenues and improved costs, overall insurance gross margin for the Company for the 12 weeks ended March 23, 2002, increased to 18.3%, compared to 7.2% for the Predecessor for the three months ended March 31, 2001.

    General and administrative expenses for the Company for the 12 weeks ended March 23, 2002, were $11.3 million, or 5.7% of consolidated revenue, substantially lower than the $15.4 million, or 6.9% of consolidated revenue, of the Predecessor for the three months ended March 31, 2001. The decline was due in part to the estimated effects of the shorter fiscal quarter in 2002, versus 2001, approximately $1.1 million, and the effects of classification in 2002 of certain regional manager costs as operating costs and depreciation as general and administrative expenses, approximately
$2.6 million. The classifications in 2002 more appropriately reflect the nature and source of such costs in line with industry practice. In addition, certain benefits were derived from previous process and system enhancements developed throughout the Predecessor's reorganization process and now in place for the Company.

    As a result of the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on December 31, 2001, goodwill is not amortized, but will be tested annually for impairment. The Predecessor's depreciation and amortization of $13.6 million for the three months ended March 31, 2001, included approximately $4.2 million of amortization of names and reputations.

    Interest expense for the Company on long-term debt for the 12 weeks ended was approximately $20.9 million, an increase of approximately $18.2 million compared to the Predecessor for the three months ended March 31, 2001, primarily reflecting interest expense on the Company's new debt issued on the Effective Date pursuant to the Plan, and Rose Hills' debt assumed by the Company at the same time. Of this amount, approximately $1.4 million was related to the 12.25% Senior unsecured notes due in 2004, which were redeemed by the Company on April 26, 2002. Interest expense includes amortization of approximately $0.2 million of discount on the 9.50% Senior subordinated notes, due in 2004 and approximately $0.2 million of premium on the 12.25% Convertible subordinated notes, due in 2012.

    Income taxes for the Company for the 12 weeks ended March 23, 2002, were approximately $3.7 million compared to approximately $4.0 million for the Predecessor for the three months ended March 31, 2001. The Company's effective tax rate for the 12 weeks ended March 23, 2002, varied from the statutory tax rate, primarily because (1) tax benefits generated by enacted United States tax legislation provide retroactive relief to the Company, (2) there are differences between foreign and United States income tax rates, and (3) losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions. Future income and losses, and the disposition of certain locations, may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at March 23, 2002. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease in the valuation allowance established on the Effective Date would be treated as a reduction of goodwill with any excess over the value assigned to goodwill recognized as a capital transaction.

    The Company had approximately $114.0 million of cash and cash equivalents at March 23, 2002, an increase of $12.4 million since December 31, 2001, primarily generated by operations. The Company's statement of cash flows for the 12 weeks ended March 23, 2002, reflects operating cash of approximately $14.6 million, although cash decreased due to a reduction in accounts payable and accrued liabilities of $12.6 million, which primarily related to the payment of accrued reorganization expenses. In addition, the Company had net proceeds on asset sales of $11.6 million, purchases of property and equipment and business acquisitions of $3.2 million and net insurance asset purchases of approximately $7.2 million. The Company made payments on promissory notes and capitalized obligations of $3.6 million.

    At December 31, 2001, the Company had accrued approximately $57.1 million of reorganization costs related to costs incurred during the Predecessor's reorganization, as well as costs incurred in connection with the actual emergence and various activities related thereto. Of this amount, the Company paid approximately $12.5 million during the 12 weeks ended March 23, 2002, resulting in a balance of approximately $44.6 million, which the Company expects to pay during the remainder of fiscal year 2002. The Company believes that its existing cash, cash flow from operations, and its Revolving Credit Facility will be sufficient to meet the Company's anticipated cash needs through at least December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

    Pursuant to the Plan, the Company issued, among other things, debt securities for the discharge of a substantial portion of the Debtors' liabilities subject to compromise. For information regarding debt securities, see Item 7. "-- Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report as at December 31, 2001, on Form 10-K as filed with the SEC. There have been no material changes to the disclosure on debt securities made in such Form 10-K, except as described below.

    At the Effective Date, and at March 23, 2002, the Company could not borrow under the revolving credit facility (the "Revolving Credit Facility") until security was put in place on specified real property, an initial borrowing base was calculated, and specified existing liens were removed. As of March 25, 2002, the remaining conditions had been satisfied and the Company could borrow approximately $72.9 million under the Revolving Credit Facility, less
$15.1 million in outstanding letters of credit.

    The Revolving Credit Facility, 11% Senior secured notes due in 2007 (the "Five-Year Secured Notes"), 12.25% Senior unsecured notes due in 2004 (the "Two-Year Unsecured Notes"), 12.25% Senior unsecured notes due in 2009 (the "Seven-Year Unsecured Notes") and 12.25% Convertible subordinated notes due in 2012 (the "Convertible Subordinated Notes"), are guaranteed by substantially all of Alderwoods Group's wholly-owned U.S. subsidiaries, other than Rose Hills and its subsidiaries, Alderwoods Group's insurance subsidiaries and certain other excluded subsidiaries. Alderwoods Group, the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several. There are no cross-guarantees of debt between the Company and Rose Hills or its subsidiaries.

    On April 17, 2002, the Company called for the redemption of all of its outstanding Two-Year Unsecured Notes. On April 26, 2002, those notes were redeemed for a total redemption price of $49.6 million, plus accrued interest. In connection with the redemption of the Two-Year Unsecured Notes, $6.8 million of designated proceeds from the sale of specified properties were included in the Company's cash and cash equivalents as at March 23, 2002. As such proceeds were required to be applied to the redemption of the Two-Year Unsecured Notes in the next fiscal quarter, a corresponding amount of the debt was classified as current maturities as at March 23, 2002.

    Although the Company will continue to be substantially leveraged, the Company believes that the Revolving Credit Facility, together with existing cash and cash flow from operations, will be sufficient to meet the Company's anticipated capital expenditures and working capital requirements through at least December 31, 2002, including payment obligations under the indebtedness described above.

ACQUISITIONS AND DISPOSITIONS

    For the 12 weeks ended March 23, 2002, the Company acquired seven funeral homes in the United Kingdom for approximately $0.9 million.

    During the 12 weeks ended March 23, 2002, the Company sold or closed
17 funeral homes, 18 cemeteries and one combination funeral home and cemetery for net proceeds of approximately $11.6 million. At March 23, 2002, the Company had 14 funeral homes and 34 cemeteries under signed agreements for sale, with both net asssets and expected proceeds of approximately $5.9 million.

RESTRICTIONS

    Prior to the redemption of the Two-Year Unsecured Notes, the Company was required to apply net proceeds from the sale of specified properties to the redemption of the Two-Year Unsecured Notes, pursuant to procedures set forth in the indenture governing the Two-Year Unsecured Notes. Furthermore, the indentures governing the Five-Year Secured Notes, the Seven-Year Unsecured Notes and the 12.25%

Convertible subordinated notes due in 2012 will prohibit the Company from consummating certain asset sales unless (a) consideration at least equal to fair market value is received and (b) except with respect to specified assets, not less than 75% of the consideration for the asset sale is cash or cash equivalents. Within 270 days of the receipt of net proceeds from any such asset sale, the Company will be obligated to apply such net proceeds at its option (or as otherwise required) as follows: (a) with respect to asset sales of specified properties, to pay the Two-Year Unsecured Notes; and (b) with respect to all other such asset sales, (i) to pay the Revolving Credit Facility and permanently reduce commitments with respect thereto, or the Two-Year Unsecured Notes, or
(ii) to make capital expenditures or acquisitions of other assets in the same line of business as the Company or certain of its subsidiaries or businesses related thereto. To the extent the Company receives net proceeds from any such asset sale not applied in accordance with the immediately preceding sentence in excess of certain thresholds, the Company must offer to purchase Five-Year Secured Notes, Seven-Year Unsecured Notes or Convertible Subordinated Notes (in that order) with such excess proceeds.

    The Company's insurance subsidiaries are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company and its other subsidiaries.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For information regarding the Company's exposure to certain market risks, see Item 7A. "--Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report as at December 31, 2001, on Form 10-K as filed with the SEC. As of March 23, 2002, there have been no material developments with respect to such matters since such Form 10-K was filed.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

    For information regarding the Company's legal proceedings, see Note 4 to the Company's interim consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, which Note 4 is incorporated herein by reference.

ITEM 5.  OTHER INFORMATION

                  FORWARD-LOOKING STATEMENTS AND RISK FACTORS

FORWARD-LOOKING STATEMENTS

    Certain statements made in this Quarterly Report on Form 10-Q, including certain statements made in the section entitled "Quantitative and Qualitative Disclosures about Market Risk," in other filings made with the SEC, and elsewhere (including oral statements made on behalf of the Company) are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words "believe," "may," "will," "estimate," "continues," "anticipate," "intend," "expect" and similar expressions identify these forward-looking statements. Certain events or circumstances, including those described below under the caption "Risk Factors," could cause actual results to differ materially from those estimated, projected or predicted. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RISK FACTORS

    In addition to other information in this Quarterly Report on Form 10-Q, the following important factors, among others, could cause future results to differ materially from estimates, predictions or projections.

FUTURE REVENUES ARE UNCERTAIN

    1. VOLUME, MIX AND MARGINS ARE UNCERTAIN. Revenue is significantly affected by the volume of services rendered and the mix and pricing of services and products sold. Cemetery revenues are also significantly affected by the fulfillment of previously sold pre-need cemetery contracts and the writing of pre-need cemetery contracts for interment rights. Margins are affected by changes in revenue, their related costs and the level of fixed costs in operating our funeral homes and cemeteries. Further, revenue and margins may be affected by competitive pricing strategies.

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

    6. DISPOSITIONS MAY ADVERSELY AFFECT REVENUES. Revenue is also affected by dispositions. The Predecessor's recent dispositions of funeral and cemetery properties had a significant and adverse impact on the Predecessor's revenue. The Company's future revenue may be similarly affected.

THE COMPANY HAS SUBSTANTIAL DEBT

    1. SUBSTANTIAL LEVERAGE WILL CONTINUE. The Company's total carrying value of long-term indebtedness (including the current portion thereof) is $837.2 million. While the Company believes that future operating cash flow, together with financing arrangements, will be sufficient to finance operating requirements under the Company's business plan, the Company's leverage and debt service requirements could make it more vulnerable to economic downturns in the markets the Company intends to serve or in the economy generally. The Company's indebtedness could restrict its ability to obtain additional financing in the future and, because the Company may be more leveraged than certain of its competitors, could place the Company at a competitive disadvantage.

    2. DEBT INSTRUMENTS CONTAIN RESTRICTIVE COVENANTS THAT MAY LIMIT LIQUIDITY AND CORPORATE ACTIVITIES. The Revolving Credit Facility and the indentures governing the Five-Year Secured Notes, the Seven-Year Unsecured Notes, the Convertible Subordinated Notes and the Rose Hills Holding Corp. debt contain covenants that impose operating and financial restrictions on the Company. For example, these covenants restrict the ability of Alderwoods Group, and most of its subsidiaries, to incur additional indebtedness, prepay indebtedness, allow liens on assets, sell stock or other assets without using proceeds thereof to reduce the indebtedness of the Company, engage in mergers or acquisitions, make investments or pay dividends or distributions (other than to Alderwoods Group or certain of its subsidiaries). These covenants could prohibit the Company from making acquisitions and adversely affect the Company's ability to finance future operations by limiting the incurrence of additional indebtedness or requiring equity issuance proceeds to be applied to reduce indebtedness. In addition, the Company is required to achieve specified earnings to fixed charges ratios and specified levels of tangible net worth. Adverse operating results could cause the Company to be unable to achieve these financial ratios and tests, in which event, unless the Company were able to obtain appropriate waivers with respect to non-compliance, certain of the Company's long-term debt would be in default and the holders thereof could accelerate the maturities of such debt.

    3. SUBSIDIARY STOCK IS SUBJECT TO SECURITY INTERESTS. The capital stock of subsidiaries directly owned by Alderwoods Group or a subsidiary guarantor of the Revolving Credit Facility is subject to various liens and security interests, subject to percentage limitations in the case of foreign subsidiaries. If a holder of a security interest becomes entitled to exercise its rights as a secured party, it would have the right to foreclose upon and sell or otherwise transfer the collateral subject to its security interest, and the collateral accordingly would be unavailable to Alderwoods Group or the subsidiary owning the collateral, except to the extent, if any, that the value of the affected collateral exceeds the amount of indebtedness in respect of which such foreclosure rights are exercised.

    4. THE SECURITY FOR THE FIVE-YEAR SECURED NOTES MAY NOT BE SUFFICIENT TO SECURE PAYMENTS. The Company's obligations under the indenture governing the Five-Year Secured Notes is secured by collateral which consists of (i) all personal property (other than capital stock) and (ii) the material funeral home real property assets pledged under the Revolving Credit Facility of the Company and certain of its wholly owned subsidiaries. The rights of the holders of the Five-Year Secured Notes to this collateral will be subordinate to those of the lenders under the Revolving Credit Facility. The proceeds from the sale of this collateral may not be sufficient to satisfy amounts due on the Five-Year Secured Notes.

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

    5.  CERTAIN DEBT IS EFFECTIVELY SUBORDINATED TO OBLIGATIONS OF
SUBSIDIARIES. The Company principally is a holding company, and therefore its right to participate in any distribution of assets of any subsidiary upon that subsidiary's dissolution, winding-up, liquidation or reorganization or otherwise is subject to the prior claims of creditors of that subsidiary, except to the extent that the Company may be a creditor of that subsidiary and its claims are recognized. There are various legal limitations on the extent to which some of the subsidiaries of the Company may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, the Company or its other subsidiaries. The Five-Year Secured Notes, the Seven-Year Unsecured Notes and the Convertible Subordinated Notes are effectively subordinated to all indebtedness and other obligations of the subsidiaries except to the extent that those subsidiaries have guaranteed that obligations of the Company to pay amounts due on the Five-Year Secured Notes, the Seven-Year Unsecured Notes or the Convertible Subordinated Notes, as applicable.

    6. THERE IS NO ESTABLISHED MARKET FOR CERTAIN DEBT; VOLATILITY IS POSSIBLE. No established market exists for the Five-Year Secured Notes, the Two-Year Unsecured Notes, the Seven-Year Unsecured Notes and the Convertible Subordinated Notes. There can be no assurance that an active market therefor will develop or as to the degree of price volatility in any such particular market. Accordingly, no assurance can be given that a holder of the Five-Year Secured Notes, the Seven-Year Unsecured Notes or the Convertible Subordinated Notes will be able to sell such securities in the future or as to the price at which any such sale may occur. If such markets were to exist, the Five-Year Secured Notes, the Seven-Year Unsecured Notes or the Convertible Subordinated Notes could trade at prices higher or lower than the face amount thereof, depending on many factors, including prevailing interest rates, markets for similar securities, industry conditions and the performance of, and investor expectations for the Company.

THE TAX RATE IS UNCERTAIN

    1. EFFECTIVE INCOME TAX RATE MAY VARY. The Company expects that its effective income tax rate for 2002 and beyond may vary significantly from the statutory tax rate because (i) the losses incurred in particular jurisdictions may not reduce cash taxes in other jurisdictions and (ii) there are differences between foreign and U.S. income tax rates.

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

CAPITAL STOCK: LACK OF ESTABLISHED MARKET AND DIVIDENDS NOT ANTICIPATED;
  ANTI-TAKEOVER EFFECTS

    1. THERE IS LIMITED TRADING HISTORY FOR THE COMMON STOCK AND THE WARRANTS; VOLATILITY IS POSSIBLE. In January 2002, the Company's Common Stock and Warrants commenced trading on The NASDAQ Stock Market, Inc. Due to the limited trading history of the Company's Common Stock and Warrants, there can be no assurance that an active market for the Common Stock and Warrants will develop or, if any such market does develop, that it will continue to exist or as to the degree of price volatility in any such market that does develop. Moreover, the Common Stock and Warrants were issued pursuant to the Plan to holders of claims in several classes of creditors, some of which may prefer to liquidate their investment rather than hold it on a long-term basis. Accordingly, it is anticipated that the market for the Common Stock and Warrants will be volatile, at least for an initial period after the Effective Date. In addition, the market price of the Common Stock and Warrants may be subject to significant fluctuations in response to numerous factors, including variations in the Company's annual or quarterly financial results or those of its competitors, changes by financial analysts in their estimates of the future earnings of the Company, conditions in the economy in general or in the funeral industry in particular or unfavorable publicity. Additionally, there can be no assurance that the market value of the Common Stock will exceed the exercise price of the Warrants at any time prior to their expiration.

    2. DIVIDENDS ARE NOT ANTICIPATED; PAYMENT OF DIVIDENDS IS SUBJECT TO RESTRICTION. Alderwoods Group is not expected to pay any dividends on the Common Stock in the foreseeable future. In addition, covenants in the respective indentures governing the Five-Year Secured Notes, the Seven-Year Unsecured Notes and the Convertible Subordinated Notes and in the Revolving Credit Facility restrict the ability of Alderwoods Group to pay dividends and may prohibit the payment of dividends and certain other payments. Certain institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in the Common Stock.

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

LIMITED COMPARABILITY TO PREDECESSOR

    1. HISTORICAL FINANCIAL INFORMATION WILL NOT BE COMPARABLE. As a result of the consummation of the Plan, Alderwoods Group operates the businesses previously operated by the Loewen Companies under a new capital structure and has adopted fresh start reporting. Alderwoods Group has also changed its fiscal year and the length of quarterly periods. In addition, historically the financial statements of the Predecessor have not consolidated the assets, liabilities and results of operations of Rose Hills Holding Corp. as will the financial statements of Alderwoods Group, and in the future the consolidated financial statements of Alderwoods Group will not reflect the assets, liabilities or results of operations of properties that, as part of the program to dispose of non-strategic assets, have been or will be sold or otherwise disposed of. Furthermore, as a result of the application of fresh start reporting on the Effective Date, the Company's gross margins on pre-need contracts entered into after the Effective Date will be significantly higher than gross margins on similar contracts entered into prior to the Effective Date. Accordingly, the financial condition and results of operations of Alderwoods Group from and after the Effective Date will not be comparable to the financial condition or results of operations reflected in the historical financial statements of the Predecessor, including the interim consolidated financial statements of the Predecessor included elsewhere in this Quarterly Report on Form 10-Q.

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

    3. OUTCOME OF NAFTA CLAIMS IS IMPOSSIBLE TO PREDICT. In October 1998, the Predecessor filed claims against the government of the United States
(the "NAFTA Claims") seeking damages under the arbitration provisions of the North American Free Trade Agreement ("NAFTA"). Pursuant to the Plan, the Predecessor, through a series of transactions, transferred to the Company all of its assets, excluding only bare legal title to the NAFTA Claims, and transferred to the Company the right to any and all proceeds from the NAFTA Claims. In addition, pursuant to the Plan, an undivided 25% interest in the proceeds, if any, of the NAFTA Claims as such proceeds may be adjusted as a result of the arbitration contemplated by the letter agreement between the Predecessor and Raymond L. Loewen, dated May 27, 1999 (the "NAFTA Arbitration Agreement"), less
(a) any amounts payable under paragraph 3 of the NAFTA Arbitration Agreement and
(b) any amounts payable pursuant to the contingency fee letter agreement between Jones, Day, Reavis & Pogue and the Predecessor, dated July 25, 2000, was transferred to a liquidating trust for the benefit of creditors of the Debtors. Although the Company believes that these actions should not affect the NAFTA Claims, the government of the United States, respondent in the NAFTA proceeding, has asserted that these actions have divested the International Centre For Settlement of Investment Disputes of jurisdiction over some or all of the claims. The Company does not believe that it is possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of the damages, if any, that may be awarded, or the proceeds, if any, that may be received in respect of the NAFTA Claims.

    4.  IMPLEMENTATION OF NEW CEMETERY CONTRACT MANAGEMENT SYSTEM IS
ONGOING. Although completed during 2001 for most locations, the Company will continue to finish its implementation of the new cemetery contract management system for a few remaining locations during 2002. The new cemetery contract management system provides for the recording and tracking of individual items and their respective deferred revenue fair values on cemetery contracts. In the December 31, 2001 Alderwoods Group balance sheet, due to certain locations not yet being established on the new system, deferred revenue was partially estimated based on a sample from the uncompleted locations. Management believes this process provided a reasonable basis for such estimate. However, as the implementation is completed during 2002, adjustments may be required to be made to the estimated deferred revenue.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

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

  3.1                   Certificate of Incorporation of Alderwoods Group, Inc.
                        (incorporated by reference to Exhibit 3.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        March 28, 2002)

  3.2                   Bylaws of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of Alderwoods Group, Inc.,
                        SEC File No. 000-33277, filed March 28, 2002)

  4.1                   Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-K of Loewen Group
                        International, Inc., SEC File No. 000-33277, filed
                        December 17, 2001)

  4.2                   Equity Registration Rights Agreement among Alderwoods
                        Group, Inc. and certain holders of Common Stock.
                        (incorporated by reference to Exhibit 4.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        March 28, 2002)

  4.3                   Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed March 28, 2002)

  4.4                   Form of Warrant Certificate (incorporated by reference to
                        Exhibit A to Exhibit 4.3 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed on March 28,
                        2002)

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
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

 10.1                   Indenture governing the 12 1/4% Senior Secured Notes due
                        2004 (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed March 28, 2002)

 10.2                   Indenture governing the 11% Senior Notes due 2007
                        (incorporated by reference to Exhibit 10.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        March 28, 2002)

 10.3                   Indenture governing the 12 1/4% Senior Notes due 2009
                        (incorporated by reference to Exhibit 10.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        March 28, 2002)

 10.4                   Indenture governing the 12 1/4% Convertible Subordinated
                        Notes due 2012 (incorporated by reference to Exhibit 10.4 to the Form 10-K of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed March 28, 2002)

 10.5                   Debt Registration Rights Agreement among Alderwoods
                        Group, Inc. and certain holders of debt securities of Alderwoods Group, Inc. (incorporated by reference to
                        Exhibit 10.5 to the Form 10-K of Alderwoods Group, Inc.,
                        SEC File No. 000-33277, filed March 28, 2002)

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

 10.8                   Financing Agreement dated as of January 2, 2002 among
                        Alderwoods Group, Inc., CIT Group/Business Credit, Inc. and
                        various subsidiaries of Alderwoods Group, Inc. (incorporated by reference to Exhibit 10.8 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 28, 2002)

 10.9                   Amendment No. 1 to Financing Agreement dated as of
                        January 17, 2002 Alderwoods Group, Inc., CIT Group/Business
                        Credit, Inc. and various subsidiaries of Alderwoods
                        Group, Inc. (incorporated by reference to Exhibit 10.9
                        to the Form 10-K of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed March 28, 2002)

 10.10                  Amendment No. 2 to Financing Agreement dated as of
                        February 1, 2002 Alderwoods Group, Inc., CIT Group/Business
                        Credit, Inc. and various subsidiaries of Alderwoods
                        Group, Inc. (incorporated by reference to Exhibit 10.10
                        to the Form 10-K of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed March 28, 2002)

 10.11 Amendment No. 3 and Consent No. 1 to Financing Agreement dated as of February 15, 2002 Alderwoods Group, Inc., CIT
                        Group/Business Credit, Inc. and various subsidiaries of Alderwoods Group, Inc. (incorporated by reference to
                        Exhibit 10.11 to the Form 10-K of Alderwoods Group, Inc.,
                        SEC File No. 000-33277, filed March 28, 2002)

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
 10.12                  Amendment No. 4 and Limited Waiver to Financing Agreement
                        dated as of February 28, 2002 Alderwoods Group, Inc., CIT
                        Group/Business Credit, Inc. and various subsidiaries of
                        Alderwoods Group, Inc. (incorporated by reference to
                        Exhibit 10.12 to the Form 10-K of Alderwoods Group, Inc.,
                        SEC File No. 000-33277, filed March 28, 2002)

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

*10.21                  Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and John S. Lacey (incorporated by reference to Exhibit 10.21 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 28, 2002)

*10.22                  Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and Paul A. Houston (incorporated by reference to Exhibit 10.22 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 28, 2002)

*10.23                  Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.23 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 28, 2002)

*10.24                  Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and Bradley D. Stam (incorporated by reference to Exhibit 10.24 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 28, 2002)

*10.25                  Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and Gordon D. Orlikow (incorporated by reference to Exhibit 10.25 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 28, 2002)

*10.26                  Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and James D. Arthurs (incorporated by reference to Exhibit 10.26 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 28, 2002)

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
*10.27                  Alderwoods Group, Inc. 2002 Equity Incentive Plan
                        (incorporated by reference to Exhibit 10.27 to the
                        Form 10-K of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed March 28, 2002)

*10.28                  Director Compensation Plan (incorporated by reference to
                        Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc.,
                        SEC File No. 000-33277, filed March 28, 2002)

 12.1                   Computation of Earnings to Fixed Charges Ratio

 21.1                   Subsidiaries of Alderwoods Group, Inc. as of January 2, 2002
                        (incorporated by reference to Exhibit 2.1.1 to the
                        Form 10-K of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed March 28, 2002)

------------------------

*  Indicates management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K

    The following Current Reports on Form 8-K were filed by the Company during the first quarter of fiscal 2002:

FILING DATE               ITEM NUMBER             DESCRIPTION
-----------               -----------             -----------
January 3, 2002 (dated    Item 5. Other Events    Press release announcing the effective date of
  January 2, 2002)                                the Fourth Amended Joint Plan of Reorganization
                                                  of Loewen Group International, Inc., Its Parent
                                                  Corporation and Certain of Their Debtor
                                                  Subsidiaries, dated September 10, 2001, as
                                                  modified.

March 7, 2002 (dated      Item 8. Change In       Press release announcing Alderwoods
  March 6, 2002)          Fiscal Year             Group, Inc.'s change in fiscal year.

March 13, 2002 (dated     Item 5. Other Events    Press release announcing the Board of Directors
  March 6, 2002)                                  of Alderwoods Group, Inc.'s declaration of a
                                                  dividend distribution of one right for each
                                                  share of Common stock, par value $0.01 per
                                                  share, of Alderwoods Group, Inc., pursuant to
                                                  the terms of a Stockholder Rights Agreement.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       ALDERWOODS GROUP, INC.

                                                       By:             /s/ KENNETH A. SLOAN
                                                            -----------------------------------------
                                                                         Kenneth A. Sloan
                                                              SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                                                             OFFICER
Dated: May 2, 2002                                                (Principal Financial Officer)

                                                       By:             /s/ DWIGHT K. HAWES
                                                            -----------------------------------------
                                                                         Dwight A. Hawes
                                                                    VICE PRESIDENT, CONTROLLER
Dated: May 2, 2002                                                (Principal Accounting Officer)