Form 10-Q
period 2002-05-15
ALDERWOODS GROUP INC
filed 2002-07-24
CIK 927914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the 12 weeks ended June 15, 2002

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

      Former name, former address and former fiscal year, if changed since last report: N/A

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

                            ------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    At July 13, 2002, there were 39,933,864 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ALDERWOODS GROUP, INC.

                                                                                 PAGE
                                                                                 ----
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS:

                   ALDERWOODS GROUP, INC.
                   CONSOLIDATED BALANCE SHEETS
                   as of June 15, 2002 and December 31, 2001...................     2

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   for the 12 Weeks Ended June 15, 2002 and the 24 Weeks Ended
                   June 15, 2002...............................................     3

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   for the 24 Weeks Ended June 15, 2002........................     4

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the 12 Weeks Ended June 15, 2002 and the 24 Weeks Ended
                   June 15, 2002...............................................     5

                   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS..........     6

                   THE LOEWEN GROUP INC. (PREDECESSOR)(1)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   for the Three Months Ended June 30, 2001 and the Six Months
                   Ended
                   June 30, 2001...............................................    18

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the Three Months Ended June 30, 2001 and the Six Months
                   Ended
                   June 30, 2001...............................................    19

                   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS..........    20

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.........................    25

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK...........................................    36

PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS...........................................    37

          ITEM 5.  OTHER INFORMATION...........................................    37

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................    43

SIGNATURES.....................................................................    47

------------------------

(1) ALTHOUGH NOT COMPARABLE, CERTAIN CONSOLIDATED FINANCIAL INFORMATION AND OTHER INFORMATION OF THE LOEWEN GROUP INC. MAY BE OF LIMITED INTEREST TO STOCKHOLDERS OF ALDERWOODS GROUP, INC. AND HAS BEEN INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q FOR THE 12 WEEKS ENDED JUNE 15, 2002.

                             ALDERWOODS GROUP, INC.
                      (SUCCESSOR TO THE LOEWEN GROUP INC.)

    THE FOLLOWING ALDERWOODS GROUP, INC. INTERIM CONSOLIDATED FINANCIAL STATEMENTS ISSUED SUBSEQUENT TO THE FOURTH AMENDED JOINT PLAN OF REORGANIZATION OF LOEWEN GROUP INTERNATIONAL, INC., ITS PARENT CORPORATION AND CERTAIN OF THEIR DEBTOR SUBSIDIARIES, AS MODIFIED (THE "PLAN") BECOMING EFFECTIVE ARE NOT COMPARABLE WITH THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS ISSUED BY THE LOEWEN GROUP INC. (THE "PREDECESSOR") PRIOR TO THE PLAN IMPLEMENTATION, DUE TO THE SIGNIFICANT CHANGES IN THE FINANCIAL AND LEGAL STRUCTURE OF ALDERWOODS GROUP, INC., THE APPLICATION OF FRESH START REPORTING AS AT DECEMBER 31, 2001, RESULTING FROM CONFIRMATION AND IMPLEMENTATION OF THE PLAN, AND CHANGES IN ACCOUNTING POLICIES AND FISCAL ACCOUNTING PERIODS ADOPTED BY THE COMPANY. ACCORDINGLY, ALDERWOODS GROUP, INC.'S INTERIM CONSOLIDATED FINANCIAL STATEMENTS AS AT AND FOR THE 12 WEEKS ENDED JUNE 15, 2002, AND 24 WEEKS ENDED JUNE 15, 2002, DO NOT INCLUDE COMPARABLE OPERATING AND CASH FLOW INFORMATION. CERTAIN INTERIM CONSOLIDATED FINANCIAL INFORMATION OF THE LOEWEN GROUP INC. MAY BE OF LIMITED INTEREST TO THE STOCKHOLDERS OF ALDERWOODS GROUP, INC. AND HAS BEEN INCLUDED FOR THE THREE MONTHS ENDED JUNE 30, 2001, AND SIX MONTHS ENDED
JUNE 30, 2001, IN THIS QUARTERLY REPORT ON FORM 10-Q.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                   AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS

                                                               JUNE 15,     DECEMBER 31,
                                                                 2002           2001
                                                              -----------   -------------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................  $   74,531     $  101,561
  Receivables, net of allowances............................      54,090         73,952
  Inventories...............................................      25,301         27,235
  Other.....................................................      26,247         23,345
                                                              ----------     ----------
                                                                 180,169        226,093

Pre-need funeral contracts..................................     996,835      1,010,646
Pre-need cemetery contracts.................................     458,964        480,972
Cemetery property...........................................     152,114        151,767
Property and equipment......................................     620,945        637,235
Insurance invested assets...................................     357,576        339,797
Deferred income tax assets..................................      15,305         16,250
Goodwill....................................................     566,532        565,838
Other assets................................................      72,187         74,505
                                                              ----------     ----------
                                                              $3,420,627     $3,503,103
                                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities..................  $  171,445     $  185,426
  Current maturities of long-term debt......................      48,020         17,396
                                                              ----------     ----------
                                                                 219,465        202,822

Long-term debt..............................................     733,973        818,252
Deferred pre-need funeral contract revenue..................     992,351      1,018,236
Deferred pre-need cemetery contract revenue.................     339,682        350,884
Insurance policy liabilities................................     317,787        304,825
Deferred income tax liabilities.............................      25,009         25,000
Other liabilities...........................................      40,365         43,732
                                                              ----------     ----------
                                                               2,668,632      2,763,751
                                                              ----------     ----------

Stockholders' equity
  Common stock, $0.01 par value, 100,000,000 shares
    authorized,
    39,900,788 (December 31, 2001 -- 39,878,870) issued and
    outstanding.............................................         399            399
  Capital in excess of par value............................     739,230        738,953
  Retained earnings.........................................       8,814             --
  Accumulated other comprehensive income....................       3,552             --
                                                              ----------     ----------
                                                                 751,995        739,352
                                                              ----------     ----------
                                                              $3,420,627     $3,503,103
                                                              ==========     ==========

COMMITMENTS AND CONTINGENCIES (NOTES 3 AND 4)

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                       EXPRESSED IN THOUSANDS OF DOLLARS
           EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES OUTSTANDING

                                                                12 WEEKS        24 WEEKS
                                                                  ENDED           ENDED
                                                              JUNE 15, 2002   JUNE 15, 2002
                                                              -------------   -------------
Revenue
  Funeral...................................................    $126,476        $258,335
  Cemetery..................................................      38,809          78,053
  Insurance.................................................      24,308          52,846
                                                                --------        --------
                                                                 189,593         389,234
                                                                --------        --------
Costs and expenses
  Funeral...................................................      94,957         192,798
  Cemetery..................................................      37,955          73,878
  Insurance.................................................      20,915          44,229
                                                                --------        --------
                                                                 153,827         310,905
                                                                --------        --------
                                                                  35,766          78,329

General and administrative expenses.........................      12,223          23,543
                                                                --------        --------
Earnings from operations....................................      23,543          54,786

Interest on long-term debt..................................      20,288          41,198
Other expense, net..........................................         626             112
                                                                --------        --------
Earnings before income taxes................................       2,629          13,476
Income taxes................................................         926           4,662
                                                                --------        --------
Net income..................................................    $  1,703        $  8,814
                                                                ========        ========

Basic and diluted earnings per Common share:
Net income..................................................    $   0.04        $   0.22
                                                                ========        ========
Basic and diluted weighted average number of shares
  outstanding (thousands)...................................      39,900          39,893
                                                                ========        ========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                                                    ACCUMULATED
                                                           CAPITAL IN                  OTHER
                                                 COMMON    EXCESS OF    RETAINED   COMPREHENSIVE
                                                 STOCK     PAR VALUE    EARNINGS      INCOME        TOTAL
                                                --------   ----------   --------   -------------   --------
Balance at December 31, 2001.................     $399      $738,953    $    --       $    --      $739,352
Comprehensive income:
  Net income.................................                             8,814                       8,814
  Other comprehensive income:
    Foreign exchange adjustment..............                                           2,400         2,400
    Unrealized holding gains on securities,
      net....................................                                           1,272         1,272
    Less: reclassification adjustments for
      gains on securities included in net
      income.................................                                            (120)         (120)
                                                                                      -------      --------
    Total other comprehensive income.........                                           3,552         3,552
                                                                                      -------      --------
Comprehensive income.........................                                                        12,366
Common stock issued:
  Stock issued in connection with
    Predecessor's key employee retention
    plan.....................................                    262                                    262
  Stock issued as compensation in lieu of
    cash.....................................                     15                                     15
                                                  ----      --------    -------       -------      --------
Balance at June 15, 2002.....................     $399      $739,230    $ 8,814       $ 3,552      $751,995
                                                  ====      ========    =======       =======      ========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                                12 WEEKS        24 WEEKS
                                                                  ENDED           ENDED
                                                              JUNE 15, 2002   JUNE 15, 2002
                                                              -------------   -------------
CASH PROVIDED BY (APPLIED TO)
Operations
  Net income................................................    $  1,703        $   8,814
  Items not affecting cash
    Depreciation and amortization...........................       9,065           19,096
    Loss on disposal of subsidiaries and investments........         663              743
    Deferred income taxes...................................         349              325
Other, including net changes in other non-cash balances.....      10,986            8,361
                                                                --------        ---------
                                                                  22,766           37,339
                                                                --------        ---------
Investing
  Proceeds on disposition of assets and investments.........       4,301           15,881
  Purchase of property and equipment and business
    acquisitions............................................      (3,288)          (6,494)
  Purchase of insurance invested assets.....................     (41,038)        (161,982)
  Proceeds on disposition and maturities of insurance
    invested assets.........................................      32,826          146,617
                                                                --------        ---------
                                                                  (7,199)          (5,978)
                                                                --------        ---------
Financing
  Increase in long-term debt................................          91              371
  Repayment of long-term debt...............................     (55,122)         (58,762)
                                                                --------        ---------
                                                                 (55,031)         (58,391)
                                                                --------        ---------

Decrease in cash and cash equivalents.......................     (39,464)         (27,030)
Cash and cash equivalents, beginning of period..............     113,995          101,561
                                                                --------        ---------
Cash and cash equivalents, end of period....................    $ 74,531        $  74,531
                                                                ========        =========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 1.  NATURE OF OPERATIONS

    Alderwoods Group, Inc., a Delaware corporation ("Alderwoods Group"), together with its subsidiaries (collectively, the "Company") is the second-largest operator of funeral homes and cemeteries in North America. As at June 15, 2002, the Company operated 794 funeral homes and 190 cemeteries and 64 combination funeral homes and cemeteries throughout North America and 39 funeral homes in the United Kingdom.

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

    The interim consolidated financial statements include the accounts of all subsidiary companies and all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim period. The interim consolidated financial statements have been prepared on a basis consistent with the accounting policies described in the Company's Annual Report as at December 31, 2001, on Form 10-K as filed with the U.S. Securities and Exchange Commission ("SEC") and should be read in conjunction therewith.

    The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year or for any other interim period.

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

NOTE 3.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                              JUNE 15, 2002                          DECEMBER 31, 2001
                                  --------------------------------------   --------------------------------------
                                               (UNAUDITED)
                                    PARENT                                   PARENT
                                   COMPANY                   ALDERWOODS     COMPANY                   ALDERWOODS
                                  ALDERWOODS   ROSE HILLS      GROUP       ALDERWOODS   ROSE HILLS      GROUP
                                    GROUP       COMPANY     CONSOLIDATED     GROUP       COMPANY     CONSOLIDATED
                                  ----------   ----------   ------------   ----------   ----------   ------------
Revolving credit
  facility (a)..................   $     --     $     --      $     --      $     --     $     --      $     --
Bank credit agreement (b).......         --       57,112        57,112            --       61,581        61,581
11.00% Senior secured notes due
  in 2007 (c)...................    250,000           --       250,000       250,000           --       250,000
9.50% Senior subordinated notes
  due in 2004 (d)...............         --       77,200        77,200            --       76,800        76,800
12.25% Senior unsecured notes
  due in 2004 (e)...............         --           --            --        49,599           --        49,599
12.25% Senior unsecured notes
  due in 2009 (f)...............    330,000           --       330,000       330,000           --       330,000
12.25% Convertible subordinated
  notes due in 2012 (g).........     33,264           --        33,264        33,679           --        33,679
Promissory notes and capitalized
  obligations, certain of which
  are secured by assets of
  certain subsidiaries..........     32,963        1,454        34,417        32,251        1,738        33,989
                                   --------     --------      --------      --------     --------      --------
                                    646,227      135,766       781,993       695,529      140,119       835,648
Less, current maturities of
  long-term debt................     16,565       31,455        48,020         7,698        9,698        17,396
                                   --------     --------      --------      --------     --------      --------
                                   $629,662     $104,311      $733,973      $687,831     $130,421      $818,252
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

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 3.  LONG-TERM DEBT (CONTINUED)
       for the lenders has a first priority mortgage and (ii) $40,000,000. The Credit Facility may be used primarily to fund the Company's working capital needs and initially bears interest at a rate per annum equal to the J.P. Morgan Chase & Co. prime rate, plus 1% or, at the Company's option, LIBOR plus 2.5%. A fee of 2.5% is charged on letters of credit and a commitment fee of 0.50% is charged on the unused portion of the Credit Facility. Material covenants include a requirement to maintain a minimum tangible net worth, required earnings before interest, taxes, and depreciation and amortization to fixed charge coverage ratios and a yearly maximum on capital expenditures. The Credit Facility expires on January 2, 2003, and is secured by specified real property and substantially all personal property of the Company and specified subsidiaries. As of June 15, 2002, the Company's borrowing base was approximately $62,000,000, less $18,500,000 in outstanding letters of credit.

    (b) Subsidiary credit agreement provides for (1) a senior secured amortization extended term loan facility in an aggregate principal amount of $75,000,000, and (2) a senior secured revolving credit facility in an aggregate principal amount of $10,000,000. The subsidiary is required to maintain certain defined financial ratios. As of June 15, 2002, the Company was accruing interest at 4.94% on its outstanding borrowings under the term loan facility. The Company pays a commitment fee of 0.50% on the unused portion of the revolving credit facility.

    (c) On January 2, 2002, the Company issued 11.00% Senior secured notes, due in 2007. Interest is payable semi-annually. The first interest payment was made on June 17, 2002. The notes are secured by all personal property (subject to certain restrictions) of the Company and specified subsidiaries, and specified funeral home real property assets of the Company, subordinated to the security interests securing the Credit Facility. The notes are redeemable at any time at the option of the Company at 100% of the stated principal amount, plus accrued and unpaid interest to (but not including) the redemption date. Furthermore, the notes are subject to mandatory redemption in the principal amount of $10,000,000, $20,000,000, $30,000,000 and $40,000,000, if such amounts are outstanding on January 2, 2003, January 2, 2004, January 3, 2005 and January 2, 2006, respectively. (See Note 10).

    (d) The indenture for the subsidiary 9.5% Senior subordinated notes, due November 15, 2004, limits the subsidiary's payment of dividends and repurchase of its common stock, and includes certain other restrictions and limitations on its indebtedness. Interest is payable semi-annually. The security for the notes is subordinate to the prior claims of the bank credit agreement. The carrying amount is net of an unamortized discount of $2,800,000 (December 31, 2001 -- $3,200,000).

    (e) On January 2, 2002, the Company issued 12.25% Senior unsecured notes, due in 2004. On April 26, 2002, the notes were redeemed for a total redemption price of $49,599,000, plus accrued interest to (but not including) April 26, 2002.

    (f) On January 2, 2002, the Company issued 12.25% Senior unsecured notes, due in 2009. Interest is payable semi-annually. The first interest payment was made on March 15, 2002. The notes are redeemable on and after January 2, 2005, at the option of the Company, in whole or in part, at a price equal to 106.25% of the stated principal amount if redeemed from January 2, 2005 to January 1, 2006, at a price equal to 103.125% of the stated principal amount if redeemed from January 2, 2006 to January 1, 2007 and at a price equal to 100% of the stated principal amount if redeemed on or after January 2, 2007, plus accrued and unpaid interest to (but not including) the applicable redemption date.

    (g) On January 2, 2002, the Company issued 12.25% Convertible subordinated notes, due in 2012. Interest is payable semi-annually. The first interest payment was made on March 15, 2002. The notes are convertible at the holders' option at any time into the Company's Common stock at an initial conversion rate of $17.17 per share, adjusted for subsequent dividends, stock splits and issuance of rights, options and warrants. The

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 3.  LONG-TERM DEBT (CONTINUED)
       carrying amount includes unamortized premium of $8,585,000 (December 31, 2001 -- $9,001,000). The notes are redeemable at the option of the Company, in whole or in part, at 100% of the stated principal amount, plus accrued and unpaid interest to (but not including) the applicable redemption date, provided however, that prior to January 2, 2004, the Company may not optionally redeem the notes unless the then-market price of the Common Stock is at least 15% greater than the then-applicable conversion price.

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

    In certain change of control situations, the Company is required to make an offer to purchase the then-outstanding 11% Senior secured notes due in 2007 and 12.25% Convertible subordinated notes due in 2012, at a price equal to 100% of their stated principal amount, and the 12.25% Senior unsecured notes due in 2009, at a price equal to 101% of their stated principal amount, plus in each case, accrued and unpaid interest to the applicable repurchase date.

    The indentures governing the 11% Senior secured notes due in 2007, 12.25% Senior unsecured notes due in 2009 and 12.25% Convertible subordinated notes due in 2012 prohibit the Company from consummating certain asset sales unless:
(a) consideration at least equal to fair market value is received; and
(b) except with respect to specified assets, not less than 75% of the consideration for the asset sale is cash and cash equivalents. Within 270 days of the receipt of net proceeds from any such asset sale, the Company is obligated to apply such net proceeds at its option (or as otherwise required) as follows: (a) to pay the Credit Facility and permanently reduce commitments with respect thereto, or (b) to make capital expenditures or acquisitions of other assets in the same line of business as the Company or specified subsidiaries or businesses related thereto. To the extent the Company receives net proceeds from any such asset sale not applied in accordance with the immediately preceding sentence in excess of certain thresholds, the Company must offer to purchase
11% Senior secured notes due in 2007, 12.25% Senior unsecured notes due in 2009 or 12.25% Convertible subordinated notes due in 2012 (in that order) with such excess proceeds.

    Material covenants under the long-term debt documents include restrictions placed on the Company and specified subsidiaries to incur additional indebtedness, pay dividends, repay subordinate or junior indebtedness, or encumber property or assets.

NOTE 4.  CONTINGENCIES

(a)  LEGAL CONTINGENCIES

PROPOSED CIVIL RIGHTS CLASS ACTIONS

    Since July 2000, ten lawsuits have been filed against Security Industrial Insurance Company, subsequently renamed Security Plan Life Insurance Company ("Security Industrial"), a subsidiary of the

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 4.  CONTINGENCIES (CONTINUED)
Company, and various other unrelated insurance companies asserting similar claims and seeking class action certification.

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

    In December 2000, nine of the cases were transferred to the Judicial Panel on Multidistrict Litigation (the "MDL Panel") in the United States District Court for the Eastern District of Louisiana for consolidation for administrative purposes, where they were assigned to Judge Martin L.C. Feldman as IN RE INDUSTRIAL LIFE INSURANCE LITIGATION, MDL No. 1382. The tenth case was pending in state court in Ascension Parish, Louisiana (the "Louisiana State Court").

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

THE LOEWEN GROUP INC., ET AL. V. THE UNITED STATES OF AMERICA

    In October 1998, the Predecessor and Raymond L. Loewen, the then-Chairman and Chief Executive Officer of the Predecessor, filed a claim against the United States government for damages under the arbitration provisions of the North American Free Trade Agreement ("NAFTA"). The claimants contend that they were damaged as a result of breaches by the United States of its obligations under NAFTA in connection with certain litigation in the State of Mississippi entitled O'KEEFE VS. THE LOEWEN GROUP INC. Specifically, the plaintiffs allege that they were subjected to discrimination, a denial of justice, a denial of the fair and equitable treatment and full protection and security guaranteed by NAFTA and an uncompensated expropriation, all in violation of NAFTA. The NAFTA claims are currently the subject of a pending proceeding before an arbitration panel (the "Arbitration Tribunal") appointed pursuant to the rules of the International Centre for Settlement of Investment Disputes. In January 2001, the Arbitration Tribunal issued a ruling rejecting certain of the U.S. government's jurisdictional challenges and scheduled a hearing on the merits of the NAFTA claims, held on October 15-19, 2001. A motion relating to the jurisdiction of this matter was heard on June 5, 2002. The matter is now pending before the Arbitration Tribunal.

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 4.  CONTINGENCIES (CONTINUED)
    Pursuant to the Plan, the Predecessor, through a series of transactions, transferred to the Company all of its assets, excluding legal title to the NAFTA claims, and transferred to the Company the right to any and all proceeds from the NAFTA claims. In addition, pursuant to the Plan, an undivided 25% interest in the proceeds, if any, of the NAFTA claims as such proceeds may be adjusted as a result of the arbitration contemplated by the letter agreement between the Predecessor and Raymond L. Loewen, dated May 27, 1999 (the "NAFTA Arbitration Agreement"), less (a) any amounts payable under paragraph 3 of the NAFTA Arbitration Agreement and (b) any amounts payable pursuant to the contingency fee letter agreement between Jones, Day, Reavis & Pogue and the Predecessor, dated July 25, 2000, was transferred to a liquidating trust for the benefit of creditors of the Predecessor. Although the Company believes that these actions should not affect the NAFTA claims, the government of the United States, respondent in the NAFTA proceeding, has asserted that these actions have divested the Arbitration Tribunal of jurisdiction over some or all of the claims. The Company does not believe that it is possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of the damages, if any, that may be awarded, or the proceeds, if any, that may be received in respect of the NAFTA claims.

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

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 5.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to the statements of cash flows consist of the following:

                                                        12 WEEKS        24 WEEKS
                                                          ENDED           ENDED
                                                      JUNE 15, 2002   JUNE 15, 2002
                                                      -------------   -------------
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade...........................................    $  6,697        $  9,267
    Other...........................................       6,181          10,373
  Inventories.......................................      (1,552)          1,686
  Prepaid expenses..................................         664          (2,836)
  Pre-need funeral contracts........................       5,914           6,562
  Pre-need cemetery contracts.......................       6,185           3,798
  Cemetery property.................................      (2,898)         (4,403)
  Other assets......................................      (1,221)         (3,830)
Increase (decrease) in liabilities:
  Accounts payable and accrued liabilities..........         513         (12,039)
  Deferred pre-need funeral contract revenue........     (18,297)        (18,673)
  Deferred pre-need cemetery contract revenue.......        (293)          5,671
  Other liabilities.................................      (1,187)         (3,042)
  Insurance policy liabilities......................       7,187          12,963
  Other changes in non-cash balances................       3,093           2,864
                                                        --------        --------
                                                        $ 10,986        $  8,361
                                                        ========        ========
Supplemental information:
  Interest paid.....................................    $  6,823        $ 19,944
  Income taxes paid.................................       1,829           4,649
  Bad debt expense..................................       2,076           3,822
  Non-cash investing and financing activities:
    Stock issued in connection with Predecessor's
      key employee retention plan...................          --             262
    Stock issued as compensation in lieu of cash....          15              15
    Capital leases..................................         511             740

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 6.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts is as follows:

                                                               JUNE 15,     DECEMBER 31,
                                                                 2002           2001
                                                              -----------   -------------
                                                              (UNAUDITED)
Receivables, net of allowances:
  Customer receivables......................................  $   70,597     $   81,202
  Allowance for doubtful accounts...........................     (25,146)       (26,291)
  Other.....................................................       8,639         19,041
                                                              ----------     ----------
                                                              $   54,090     $   73,952
                                                              ==========     ==========
Pre-need funeral contracts:
  Customer receivables......................................  $   49,285     $   52,486
  Amounts receivable from funeral trusts....................     350,433        351,964
  Amounts receivable from third-party insurance companies...     616,216        628,987
  Allowance for contract cancellations and refunds..........     (19,099)       (22,791)
  Insurance policies in force with subsidiary insurance
    company.................................................     145,114        120,346
                                                              ----------     ----------
  Total value of pre-need funeral contracts.................   1,141,949      1,130,992
    less: Insurance policies in force with subsidiary
      insurance company.....................................    (145,114)      (120,346)
                                                              ----------     ----------
                                                              $  996,835     $1,010,646
                                                              ==========     ==========
Pre-need cemetery contracts:
  Customer receivables......................................  $  120,667     $  137,912
  Unearned finance income...................................     (10,519)       (12,802)
  Allowance for contract cancellations and refunds..........     (33,896)       (31,556)
                                                              ----------     ----------
                                                                  76,252         93,554
  Amounts receivable from cemetery trusts...................     382,712        387,418
                                                              ----------     ----------
                                                              $  458,964     $  480,972
                                                              ==========     ==========
Cemetery property:
  Developed land and lawn crypts............................  $   48,642     $   48,531
  Undeveloped land..........................................      30,372         30,939
  Mausoleums................................................      73,100         72,297
                                                              ----------     ----------
                                                              $  152,114     $  151,767
                                                              ==========     ==========
Property and equipment:
  Land......................................................  $  194,142     $  195,620
  Buildings and improvements................................     374,472        378,754
  Automobiles...............................................      17,144         15,128
  Furniture, fixtures and equipment.........................      39,707         38,705
  Computer hardware and software............................       9,854          9,028
  Accumulated depreciation and amortization.................     (14,374)            --
                                                              ----------     ----------
                                                              $  620,945     $  637,235
                                                              ==========     ==========
Accounts payable and accrued liabilities:
  Trade payables............................................  $    9,461     $   17,902
  Interest..................................................      25,345          4,085
  Accrued liabilities.......................................      91,391         94,239
  Other.....................................................      45,248         69,200
                                                              ----------     ----------
                                                              $  171,445     $  185,426
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

FOR THE 12 WEEKS ENDED JUNE 15, 2002      FUNERAL     CEMETERY   INSURANCE    OTHER     CONSOLIDATED
------------------------------------     ----------   --------   ---------   --------   ------------
Revenue earned from external sales.....  $  126,476   $ 38,809   $ 24,308    $     --    $  189,593
Earnings (loss) from operations........      31,519        854      3,393     (12,223)       23,543
Depreciation and amortization..........       5,475      3,181         --         409         9,065

    The following table reconciles earnings from operations of reportable segments to total earnings from operations and identifies the components of "Other" segment earnings from operations:

                                                                12 WEEKS
                                                                  ENDED
                                                              JUNE 15, 2002
                                                              -------------
Earnings from operations of funeral, cemetery and insurance
  segments..................................................    $ 35,766
Other expenses of operations:
  General and administrative expenses.......................     (12,223)
                                                                --------
Total earnings from operations..............................    $ 23,543
                                                                ========

FOR THE 24 WEEKS ENDED JUNE 15, 2002      FUNERAL     CEMETERY   INSURANCE    OTHER     CONSOLIDATED
------------------------------------     ----------   --------   ---------   --------   ------------
Revenue earned from external sales.....  $  258,335   $ 78,053   $ 52,846    $     --    $  389,234
Earnings (loss) from operations........      65,537      4,175      8,617     (23,543)       54,786
Depreciation and amortization..........      11,854      6,388         --         854        19,096

Total assets, as at:
  June 15, 2002 (unaudited)............  $2,118,992   $781,781   $400,681    $119,173    $3,420,627
  December 31, 2001....................   2,214,514    750,896    382,970     154,723     3,503,103

Goodwill, as at:
  June 15, 2002 (unaudited)............  $  566,532   $     --   $     --    $     --    $  566,532
  December 31, 2001....................     565,838         --         --          --       565,838

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 7.  SEGMENTED INFORMATION (CONTINUED)
    The following table reconciles earnings from operations of reportable segments to total earnings from operations and identifies the components of "Other" segment earnings from operations:

                                                                 24 WEEKS
                                                                  ENDED
                                                              JUNE 15, 2002
                                                              --------------
Earnings from operations of funeral, cemetery and insurance
  segments..................................................     $ 78,329
Other expenses of operations:
  General and administrative expenses.......................      (23,543)
                                                                 --------
Total earnings from operations..............................     $ 54,786
                                                                 ========

NOTE 8.  EARNINGS PER SHARE

    The basic and diluted earnings per share computations for net income were as follows:

                                                        12 WEEKS        24 WEEKS
                                                          ENDED           ENDED
                                                      JUNE 15, 2002   JUNE 15, 2002
                                                      -------------   -------------
Income (numerator):
Net income attributable to Common stockholders......     $1,703          $8,814
                                                         ======          ======
Shares (denominator):
  Basic and diluted weighted average number of
    shares of Common stock outstanding
    (thousands).....................................     39,900          39,893
                                                         ======          ======

    Employee and director stock options to purchase 2,410,000 shares of Common stock, and the 12.25% Convertible subordinated notes, due in 2012, were not included in the computation of diluted earnings per share, because they were anti-dilutive.

NOTE 9.  STOCKHOLDER RIGHTS PLAN

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

NOTE 10.  SUBSEQUENT EVENTS

    (a) On June 24, 2002, the Company announced its intention to make an optional redemption of $15,000,000 of its 11.00% Senior secured notes, due in 2007, for a redemption price of

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 10.  SUBSEQUENT EVENTS (CONTINUED)
       $15,000,000, plus accrued interest. The Company anticipates completing this transaction by July 30, 2002.

    (b) On July 2, 2002, the Company completed the purchase of the stock held by the minority interest shareholder in certain Texas entities. Under the terms of such purchase agreement, the Company paid $5,400,000 to acquire all of the minority interests, resulting in 100% ownership of all Texas operating locations.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

    THE FOLLOWING INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF THE LOEWEN
GROUP INC. (THE "PREDECESSOR") ARE NOT COMPARABLE WITH THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS ISSUED BY ALDERWOODS GROUP, INC. SUBSEQUENT TO THE IMPLEMENTATION OF THE FOURTH AMENDED JOINT PLAN OF REORGANIZATION OF LOEWEN GROUP INTERNATIONAL, INC., ITS PARENT CORPORATION AND CERTAIN OF THEIR DEBTOR SUBSIDIARIES, AS MODIFIED (THE "PLAN"), DUE TO THE SIGNIFICANT CHANGES IN THE FINANCIAL AND LEGAL STRUCTURE OF ALDERWOODS GROUP, INC. AND THE APPLICATION OF FRESH START REPORTING, AS AT DECEMBER 31, 2001, RESULTING FROM CONFIRMATION AND IMPLEMENTATION OF THE PLAN AND CHANGES IN ACCOUNTING POLICIES AND FISCAL ACCOUNTING PERIODS ADOPTED BY THE COMPANY. ACCORDINGLY, ALDERWOODS
GROUP, INC.'S INTERIM CONSOLIDATED FINANCIAL STATEMENTS AS AT AND FOR THE 12 WEEKS ENDED JUNE 15, 2002, AND 24 WEEKS ENDED JUNE 15, 2002, DO NOT INCLUDE COMPARABLE OPERATING AND CASH FLOW INFORMATION. CERTAIN INTERIM CONSOLIDATED FINANCIAL INFORMATION OF THE LOEWEN GROUP INC. MAY BE OF LIMITED INTEREST TO THE STOCKHOLDERS OF ALDERWOODS GROUP, INC., AND HAS BEEN INCLUDED FOR THE THREE MONTHS ENDED JUNE 30, 2001, AND SIX MONTHS ENDED JUNE 30, 2001, IN THIS QUARTERLY REPORT ON FORM 10-Q.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                       EXPRESSED IN THOUSANDS OF DOLLARS
           EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES OUTSTANDING

                                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                              JUNE 30, 2001          JUNE 30, 2001
                                                           --------------------   --------------------
                                                           (RESTATED -- NOTE 2)   (RESTATED -- NOTE 2)
Revenue
  Funeral................................................       $ 130,394               $273,675
  Cemetery...............................................          52,993                108,314
  Insurance..............................................          26,469                 50,194
                                                                ---------               --------
                                                                  209,856                432,183
                                                                ---------               --------
Costs and expenses
  Funeral................................................          95,653                195,586
  Cemetery...............................................          42,465                 84,250
  Insurance..............................................          21,693                 43,702
                                                                ---------               --------
                                                                  159,811                323,538
                                                                ---------               --------
                                                                   50,045                108,645

Expenses
  General and administrative.............................          16,899                 32,318
  Depreciation and amortization..........................          12,808                 26,388
  Provision for asset impairment.........................         125,175                140,481
                                                                ---------               --------
                                                                  154,882                199,187
                                                                ---------               --------
Loss from operations.....................................        (104,837)               (90,542)

Interest on long-term debt...............................           1,953                  4,733
Reorganization costs.....................................          10,306                 20,091
Gain on disposal of subsidiaries and other income........         (16,032)               (46,552)
                                                                ---------               --------
Loss before income taxes.................................        (101,064)               (68,814)
Income tax recovery......................................         (15,183)               (11,184)
                                                                ---------               --------
Net loss.................................................       $ (85,881)              $(57,630)
                                                                =========               ========
Basic and diluted loss per Common share:
Net loss.................................................       $   (1.19)              $  (0.84)
                                                                =========               ========
Basic and diluted weighted average number of shares
  outstanding (thousands)................................          74,145                 74,145
                                                                =========               ========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                              JUNE 30, 2001          JUNE 30, 2001
                                                           --------------------   --------------------
                                                           (RESTATED -- NOTE 2)   (RESTATED -- NOTE 2)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net loss...............................................        $(85,881)              $(57,630)
  Items not affecting cash
    Depreciation and amortization........................          16,793                 35,090
    Provision for asset impairment.......................         125,175                140,481
    Gain on disposition of assets and investments........         (16,032)               (46,552)
    Deferred income taxes................................         (18,960)               (19,431)
Other, including net changes in other non-cash
  balances...............................................             549                 (1,853)
                                                                 --------               --------
                                                                   21,644                 50,105
                                                                 --------               --------
Investing
  Proceeds on disposition of assets and investments......          22,765                 51,588
  Purchase of property and equipment.....................          (6,186)               (13,280)
  Purchase of insurance invested assets..................         (24,667)               (63,470)
  Proceeds on disposition and maturities of insurance
    invested assets......................................          15,690                 44,838
                                                                 --------               --------
                                                                    7,602                 19,676
                                                                 --------               --------
Financing
  Repayment of long-term debt............................          (4,504)                (8,463)
                                                                 --------               --------
Increase in cash and cash equivalents....................          24,742                 61,318
Cash and cash equivalents, beginning of period...........         195,666                159,090
                                                                 --------               --------
Cash and cash equivalents, end of period.................        $220,408               $220,408
                                                                 ========               ========

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

ACCOUNTING CHANGE

    The Predecessor implemented the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") effective January 1, 2000, which resulted in a change in revenue recognition for pre-need funeral contracts and pre-need cemetery contracts. The Predecessor's previously published financial information for the three and six months ended June 30, 2001, and June 30, 2001, respectively, was prepared on a basis that did not fully reflect the adoption of SAB 101. The interim financial statements presented herein, have been restated to give effect to SAB 101. Due to the volume of historical pre-need funeral and cemetery contracts involved in the restatement and the lack of certain transactional information related to such contracts, certain estimation methods have been utilized by Alderwoods Group to restate the Predecessor's revenue, as a result of the implementation of SAB 101. These estimation methods have been consistently applied.

    In accordance with SAB 101, payments received for pre-need funeral contracts that are not required to be trusted are deferred and recognized as revenue at the time the funeral is performed. Previously, revenue was partially recognized when payments were received. Direct selling expenses relating to the sale of pre-need funeral contracts are expensed in the period incurred. Previously, direct selling expenses were included in other assets and amortized over ten years.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In accordance with SAB 101 the Predecessor recognized revenue and related costs for pre-need sales of interment rights and related merchandise and services at the time the interment right title was transferred, merchandise was delivered or service was performed. Previously, revenue and related costs, net of amounts required to be paid into perpetual care trusts, were recognized at the time the pre-need contract was signed. Earnings on merchandise and services trust funds were recognized when the revenue of the associated merchandise or service was recognized. Previously, earnings on merchandise and services trust funds were recognized in the period realized.

    The cumulative effect of the implementation of SAB 101 through December 31, 1999, resulted in a charge to income of $986,750,000 (net of income taxes of $108,719,000), or $13.31 per basic and diluted share, recorded on January 1, 2000. The effect of the restatement, as a result of the implementation of SAB 101 effective January 1, 2000, is summarized below.

                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30, 2001       JUNE 30, 2001
                                                             ------------------   ----------------
Loss as previously reported under partial implementation of
  SAB 101..................................................      $(118,981)           $(141,835)
Adjustment to give effect to SAB 101.......................         33,100               84,205
                                                                 ---------            ---------
Net loss, restated.........................................      $ (85,881)           $ (57,630)
                                                                 =========            =========

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

    At March 31, 2001, and June 30, 2001, the Predecessor further revised its estimates of expected proceeds of the locations held for disposal and identified other locations, which were not part of the previously-announced disposition properties, as probable for sale. Consequently, additional pre-tax asset impairment provisions of $15,306,000 and $125,175,000 for the three months ended March 31, 2001, and June 30, 2001, respectively, were recorded.

    The asset impairment provisions were based on management estimates.

    During the three months ended June 30, 2001, the Predecessor sold 23 funeral homes and 22 cemeteries for gross proceeds of $22,968,000, before closing and other settlement costs of $203,000, resulting in a pre-tax gain of $16,021,000. During the six months ended June 30, 2001, the Predecessor sold 77 funeral homes and 70 cemeteries for gross proceeds of $51,946,000, before closing and other settlement costs of $358,000, resulting in a pre-tax gain of $46,541,000.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 4.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to the statements of cash flows consist of the following:

                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                              JUNE 30, 2001          JUNE 30, 2001
                                           --------------------   --------------------
                                           (RESTATED -- NOTE 2)   (RESTATED -- NOTE 2)
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade................................        $ (1,517)              $  6,990
    Other................................           8,830                  8,691
  Inventories............................             (30)                (1,632)
  Prepaid expenses.......................          (6,251)               (13,688)
  Amounts receivable from cemetery
    trusts...............................         (13,724)               (27,281)
  Customer installment contracts, net of
    allowances...........................          10,814                 27,309
  Cemetery property......................           1,244                  4,209
  Other assets...........................            (116)                  (760)
Increase (decrease) in liabilities,
  including certain liabilities subject
  to compromise:
  Accounts payable and accrued
    liabilities..........................          (1,292)                (7,656)
  Deferred pre-need funeral
    contract revenue.....................             433                    863
  Deferred pre-need cemetery contract
    revenue..............................         (18,713)               (40,543)
  Other liabilities......................           4,524                 11,481
  Insurance policy liabilities...........           6,904                 13,215
  Other changes in non-cash balances.....           9,443                 16,949
                                                 --------               --------
                                                 $    549               $ (1,853)
                                                 ========               ========
Supplemental information:
  Interest paid..........................        $  1,186               $  2,789
  Bad debt expense.......................           5,620                 11,455
  Income taxes paid......................           3,192                  4,236
Non-cash investing and financing
  activities:
  Capital leases.........................          (3,106)                (3,289)

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

FOR THE THREE MONTHS ENDED JUNE 30, 2001
(RESTATED -- NOTE 2)                       FUNERAL    CEMETERY    INSURANCE    OTHER     CONSOLIDATED
----------------------------------------   --------   ---------   ---------   --------   ------------
Revenue earned from external sales.......  $130,394   $  52,993    $26,469    $     --     $ 209,856
Earnings (loss) from operations..........    19,343    (114,316)     4,763     (14,627)     (104,837)
Depreciation and amortization............     9,457       1,652          7       1,692        12,808

    The following table reconciles earnings from operations of reportable segments to total earnings from operations and identifies the components of "Other" segment earnings from operations:

                                                               THREE MONTHS ENDED
                                                                 JUNE 30, 2001
                                                              --------------------
                                                              (RESTATED -- NOTE 2)
Loss from operations of funeral, cemetery and insurance
  segments..................................................       $ (90,210)
Other expenses of operations:
  General and administrative expenses.......................         (14,627)
                                                                   ---------
Total loss from operations..................................       $(104,837)
                                                                   =========

FOR THE SIX MONTHS ENDED JUNE 30, 2001
(RESTATED -- NOTE 2)                       FUNERAL    CEMETERY    INSURANCE    OTHER     CONSOLIDATED
--------------------------------------     --------   ---------   ---------   --------   ------------
Revenue earned from external sales.......  $273,675   $ 108,314    $50,194    $     --     $432,183
Earnings (loss) from operations..........    36,854    (106,813)     6,466     (27,049)     (90,542)
Depreciation and amortization............    19,452       3,608         15       3,313       26,388

    The following table reconciles earnings from operations of reportable segments to total earnings from operations and identifies the components of "Other" segment earnings from operations:

                                                                SIX MONTHS ENDED
                                                                 JUNE 30, 2001
                                                              --------------------
                                                              (RESTATED -- NOTE 2)
Loss from operations of funeral, cemetery and insurance
  segments..................................................        $(63,493)
Other expenses of operations:
  General and administrative expenses.......................         (27,049)
                                                                    --------
Total loss from operations..................................        $(90,542)
                                                                    ========

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 6.  EARNINGS PER SHARE

             The basic and diluted earnings per share computations for net income was as follows:

                                                      THREE
                                                      MONTHS         SIX MONTHS
                                                      ENDED            ENDED
                                                  JUNE 30, 2001    JUNE 30, 2001
                                                  --------------   --------------
                                                   (RESTATED --     (RESTATED --
                                                     NOTE 2)          NOTE 2)
Income (numerator):
Net loss........................................     $(85,881)        $(57,630)
Less: provision for Preferred stock dividends...        2,141            4,301
                                                     --------         --------
Net loss attributable to Common stockholders....     $(88,022)        $(61,931)
                                                     ========         ========

Shares (denominator):
  Basic and diluted weighted average number of
    shares of Common stock outstanding
    (thousands).................................       74,145           74,145
                                                     ========         ========

    As a result of the Predecessor's reorganization proceedings, the Predecessor was not accepting requests to exercise stock options or convert Preferred stock. Accordingly, there was no Common stock issuable with respect to stock options and Preferred stock at June 30, 2001.

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

OVERVIEW

    Alderwoods Group, Inc. is the second largest operator of funeral homes and cemeteries in North America. As of June 15, 2002, the Company operated
794 funeral homes, 190 cemeteries and 64 combination funeral homes and cemeteries throughout North America and 39 funeral homes in the United Kingdom. The Company provides funeral and cemetery services and products on both an at-need basis (time of death) and pre-need basis. In support of its pre-need business, the Company operates insurance subsidiaries that provide customers with a funding mechanism for the pre-arrangement of funerals.

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

    The Company's accounting information contained in this Quarterly Report on Form 10-Q is presented on the basis of United States generally accepted accounting principles ("GAAP"). Historically, the Predecessor's interim consolidated financial statements were presented in accordance with Canadian GAAP, and material differences between Canadian GAAP and U.S. GAAP were explained in a note to the Predecessor's interim consolidated financial statements. In addition, the Predecessor had not in its prior Quarterly Reports on Form 10-Q fully implemented the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as a result of the Predecessor's ongoing reorganization proceedings. The Predecessor's historical financial information and the interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been restated to the full extent necessary to comply with U.S. GAAP and the implementation of SAB 101.

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

    This discussion and analysis of financial condition and results of operations of the Company and the Predecessor are based upon and should be read in conjunction with the Company's interim consolidated financial statements and the Predecessor's interim consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q (including the notes thereto).

RESULTS OF OPERATIONS

    THE INTERIM RESULTS OF OPERATIONS OF THE COMPANY ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FULL FISCAL YEAR OR FOR ANY OTHER INTERIM PERIOD. ADDITIONALLY, A COMPARISON OF FINANCIAL PERFORMANCE WITH THE PREDECESSOR IS NOT MEANINGFUL AND SHOULD BE REVIEWED WITH CAUTION DUE
TO:

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

    Detailed below are the operating results of the Company for the 12 weeks ended June 15, 2002, and 24 weeks ended June 15, 2002, and the Predecessor for the three months ended June 30, 2001, and six months ended June 30, 2001. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of revenue, except for income taxes, which are presented as a percentage of earnings before income taxes.

    The operations of the Company comprise, and the operations of the Predecessor comprised, three businesses: funeral homes, cemeteries and insurance. Additional segment information is provided in

Note 7 and Note 5 of the Company's and Predecessor's interim consolidated financial statements, respectively.

                                                            ALDERWOODS GROUP                             PREDECESSOR
                                                 ---------------------------------------   ---------------------------------------
                                                  12 WEEKS             12 WEEKS            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                    ENDED                ENDED
                                                 JUNE 15, 2002        JUNE 15, 2002        JUNE 30, 2001        JUNE 30, 2001
                                                 ------------------   ------------------   ------------------   ------------------
                                                   (IN MILLIONS)        (PERCENTAGES)        (IN MILLIONS)        (PERCENTAGES)
Revenue
  Funeral......................................        $126.5                66.7               $ 130.4                62.1
  Cemetery.....................................          38.8                20.5                  53.0                25.3
  Insurance....................................          24.3                12.8                  26.5                12.6
                                                       ------               -----               -------               -----
    Total......................................        $189.6               100.0               $ 209.9               100.0
                                                       ------               -----               -------               -----
Gross margin
  Funeral......................................        $ 31.5                24.9               $  34.7                26.6
  Cemetery.....................................           0.8                 2.2                  10.5                19.9
  Insurance....................................           3.4                14.0                   4.8                18.0
                                                       ------                                   -------
    Total......................................          35.7                18.9                  50.0                23.8
Expenses
  General and administrative...................          12.2                 6.4                  16.9                 8.1
  Depreciation and amortization................            --                  --                  12.8                 6.1
  Provision for asset impairment...............            --                  --                 125.1                59.6
                                                       ------                                   -------
Earnings (loss) from operations................          23.5                12.5                (104.8)              (50.0)
Interest on long-term debt.....................          20.3                10.7                   2.0                 0.9
Reorganization costs...........................            --                  --                  10.3                 4.9
Loss (gain) on disposal of subsidiaries and
  other expenses (income)......................           0.6                 0.3                 (16.0)               (7.6)
                                                       ------                                   -------
Income (loss) before income taxes..............           2.6                 1.5                (101.1)              (48.2)
Income taxes...................................           0.9                35.2                 (15.2)                n/a
                                                       ------                                   -------
Net income (loss)..............................        $  1.7                 0.9               $ (85.9)              (40.9)
                                                       ======                                   =======

12 WEEKS ENDED JUNE 15, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR THE 12 WEEKS ENDED JUNE 15, 2002, ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FULL FISCAL YEAR OR FOR ANY OTHER INTERIM PERIOD. ADDITIONALLY, A COMPARISON OF FINANCIAL PERFORMANCE WITH THE PREDECESSOR IS NOT MEANINGFUL AND SHOULD BE REVIEWED WITH CAUTION DUE TO:

    - SIGNIFICANT CHANGES IN THE FINANCIAL STRUCTURE OF THE COMPANY;

    - APPLICATION OF FRESH START REPORTING AT DECEMBER 31, 2001, AS A RESULT OF THE CONFIRMATION AND IMPLEMENTATION OF THE PLAN;

    - CHANGES IN ACCOUNTING POLICIES AND CERTAIN ACCOUNT CLASSIFICATIONS ADOPTED UPON EMERGENCE; AND

    - CHANGES IN THE FISCAL YEAR AND THE LENGTH OF QUARTERLY PERIODS.

    Consolidated revenue for the Company of $189.6 million for the 12 weeks ended June 15, 2002, decreased approximately $20.3 million, or 9.7%, compared to approximately $209.9 million for the Predecessor's three months ended June 30, 2001, primarily as a result of a reduction of approximately $16.9 million related to 98 funeral and 97 cemetery locations sold or closed since April 1, 2001, and approximately $14.7 million estimated to be the effect of the difference in number of days in the Company's second quarter versus the Predecessor's second quarter, partially offset by approximately $17.6 million of Rose Hills Holding Corp. ("Rose Hills") revenue now consolidated in the Company's results, which was previously accounted for on an equity investment basis. Consolidated gross margin for the 12 weeks ended June 15, 2002, was approximately $35.7 million, a decline of approximately

$14.3 million, or 28.5%, from the Predecessor's consolidated gross margin of approximately $50.0 million for the three months ended June 30, 2001. As a percentage of consolidated revenue, consolidated gross margin of the Company similarly declined from the Predecessor's 23.8% to 18.9%. The percentage decrease in consolidated gross margin is primarily attributed to the decline in funeral and cemetery gross margin (excluding the respective gross margin from Rose Hills, which reflects higher margin for cemetery and funeral) and insurance gross margin. Consolidated gross margin, as with revenue, was similarly impacted by the changes affecting comparability of the Company and the Predecessor.

    Funeral revenue for the Company of $126.5 million for the 12 weeks ended June 15, 2002, decreased by $3.9 million, or 3.0%, compared to $130.4 million for the Predecessor's three months ended June 30, 2001. The decrease is primarily due to (1) an estimated reduction of approximately $9.5 million from the difference in number of days in the Company's second quarter versus the Predecessor's second quarter, and (2) a reduction of approximately $5.6 million related to funeral locations sold or closed since April 1, 2001, which more than offset an increase of approximately $7.3 million from the inclusion of Rose Hills, now consolidated in the Company's operating results. In addition, at locations in operation for all of the 12 weeks ended June 15, 2002, and the three months ended June 30, 2001, and after adjusting for the difference in the number of days in the respective quarters, the Company estimates that funeral revenue increased $3.9 million and the number of funeral services performed increased by 1.4%. Overall average funeral revenue per service for the Company for the 12 weeks ended June 15, 2002, was $3,773, compared to $3,721 for the Predecessor in the three months ended June 30, 2001.

    Funeral costs for the 12 weeks ended June 15, 2002, decreased slightly by approximately $0.7 million, primarily as a result of (1) a reduction of approximately $6.9 million from the difference in the number of days in the Company's second quarter versus the Predecessor's second quarter, (2) a reduction of approximately $5.2 million related to funeral locations sold or closed since April 1, 2001, (3) an increase of approximately $4.6 million from the inclusion of Rose Hills, and (4) an increase of approximately $6.9 million from regional manager and depreciation expense not previously included in funeral costs.

    Pre-need funeral contracts written by the Company for the 12 weeks ended June 15, 2002, were approximately $38.7 million, compared to $27.9 million by the Predecessor for the three months ended June 30, 2001. The Company estimates that it has a backlog of approximately $1.1 billion in pre-need funeral contracts as of June 15, 2002. Approximately 28% of funeral volume for the 12 weeks ended June 15, 2002, was derived from the backlog, compared to approximately 22% from the Predecessor's backlog for the three months ended June 30, 2001.

    Overall funeral gross margin of the Company, as a percentage of revenue, decreased to 24.9% for the 12 weeks ended June 15, 2002, from the Predecessor's 26.6% for the three months ended June 30, 2001, primarily due to the decline in costs being at a rate less than that commensurate with the revenue decline. The decline in gross margin as a percentage of revenue was also affected by the additional regional manager and depreciation expense, partially offset by the inclusion of Rose Hills.

    Cemetery revenue for the Company of $38.8 million for the 12 weeks ended June 15, 2002, decreased approximately $14.2 million, or 26.8%, compared to $53.0 million for the Predecessor's three months ended June 30, 2001. The decrease is primarily due to (1) an estimated reduction of approximately
$3.2 million from the difference in number of days in the Company's second quarter versus the Predecessor's second quarter, (2) a reduction of approximately $11.3 million related to cemetery locations sold since April 1, 2001, which together more than offset an increase of approximately
$10.3 million from the inclusion of Rose Hills, now consolidated in the Company's operating results. In addition, at locations in operation for all of the 12 weeks ended June 15, 2002, and the three months ended June 30, 2001, and after adjusting for the difference in the number of days in the respective quarters, the Company estimates that cemetery revenue declined approximately $10.0 million, of which $8.8 million was due to lower pre-need revenue. Pre-need revenue is impacted by the quantity of spaces sold, merchandise installed and services performed, as well as, to the extent revenue was deferred at December 31, 2001, the impact of fresh start reporting and the established fair value of the related deferred revenue being recognized.

    Cemetery costs for the 12 weeks ended June 15, 2002, decreased by approximately $4.5 million, primarily as a result of (1) a reduction of approximately $2.5 million from the difference in the number of days in the Company's second quarter versus the Predecessor's second quarter, (2) a reduction of approximately $10.2 million related to 97 cemetery locations sold since April 1, 2001, and (3) an increase of approximately $8.6 million from the inclusion of Rose Hills.

    Pre-need cemetery contracts written by the Company during the 12 weeks ended June 15, 2002, were approximately $21.5 million, approximately $1.0 million higher than those written by the Predecessor for the three months ended
June 30, 2002, as decreases due to 97 cemetery locations sold since April 1, 2001, and the effect of the shorter fiscal quarter in 2002 versus 2001, were more than offset by the inclusion of Rose Hills' operating results and improved pre-need sales. Interments were approximately 15,500 for the 12 weeks ended
June 15, 2002, of which approximately 81% were at-need and 19% were pre-need fulfillments.

    Overall cemetery gross margin of the Company for the 12 weeks ended
June 15, 2002, as a percentage of revenue, decreased to 2.2%, compared to 19.9% for the Predecessor for the three months ended June 30, 2001. The decrease was primarily due to the fixed nature of certain expenses, the cost reductions of which were not commensurate with the revenue declines experienced. The key components of this decline include the impact of the reduced fair value of revenue deferred at December 31, 2001, and recognized in 2002, and the additional regional manager and depreciation expense, partially offset by the inclusion of Rose Hills.

    Insurance revenue for the Company for the 12 weeks ended June 15, 2002, decreased by approximately $2.2 million, or 8.2%, compared to the Predecessor for the three months ended June 30, 2001, primarily due to the difference in the number of days in the Company's second quarter versus the Predecessor's second quarter. Costs, consisting primarily of benefit and claims costs, commissions, policy reserve changes, and wages, decreased slightly by approximately
$0.8 million. As a result of the higher decrease in revenue, primarily due to the decline in investment income, compared to costs, overall insurance gross margin for the Company for the 12 weeks ended June 15, 2002, decreased to 14.0%, compared to 18.0% for the Predecessor for the three months ended June 30, 2001.

    General and administrative expenses for the Company for the 12 weeks ended June 15, 2002, were approximately $12.2 million, or 6.4% of consolidated revenue, substantially lower than the $16.9 million, or 8.1% of consolidated revenue, of the Predecessor for the three months ended June 30, 2001. The decline was due in part to the effects of the shorter fiscal quarter in 2002, versus 2001, estimated at approximately $1.0 million, and the effects of classification in 2002 of certain regional manager costs as operating costs and depreciation as general and administrative expenses, estimated at approximately $1.5 million. The classifications in 2002 more appropriately reflect the nature and source of such costs in line with industry practice. In addition, certain benefits continue to be derived from previous process and system enhancements developed throughout the Predecessor's reorganization process and now in place for the Company.

    As a result of the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on December 31, 2001, goodwill is not amortized, but will be tested annually for impairment. The Predecessor's depreciation and amortization of $12.8 million for the three months ended June 30, 2001, included approximately $4.2 million of amortization of names and reputations.

    Interest expense for the Company on long-term debt for the 12 weeks ended June 15, 2002, was approximately $20.3 million, an increase of approximately $18.3 million compared to the Predecessor for the three months ended June 30, 2001, primarily reflecting interest expense on the Company's new debt issued on the Effective Date pursuant to the Plan, and Rose Hills' debt assumed by the Company at the same time. Of this amount, approximately $0.6 million was related to the 12.25% Senior unsecured notes due in 2004, which were redeemed by the Company on April 26, 2002. Interest expense includes amortization of approximately $0.2 million of discount on the 9.50% Senior subordinated notes, due in

2004 and approximately $0.2 million of premium on the 12.25% Convertible subordinated notes, due in 2012.

    Income tax expense for the Company for the 12 weeks ended June 15, 2002, was approximately $0.9 million compared to approximately $15.2 million of income tax recovery for the Predecessor for the three months ended June 30, 2001. The Company's effective tax rate for the 12 weeks ended June 15, 2002, varied from the statutory tax rate, primarily because (1) the losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions, and
(2) there are differences between foreign and United States income tax rates. Future income and losses, and the disposition of certain locations, may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at June 15, 2002. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease in the valuation allowance established on the Effective Date would be treated as a reduction of goodwill with any excess over the value assigned to goodwill recognized as a capital transaction.

    The Company had approximately $74.5 million of cash and cash equivalents at June 15, 2002, a decrease of approximately $39.5 million since March 23, 2002, due primarily to the $49.6 million redemption of the 12.25% Senior unsecured notes due in 2004, on April 26, 2002, partially offset by operating cash flow of $22.8 million for the 12 weeks ended June 15, 2002. In addition, the Company had net proceeds on asset sales of $4.3 million, purchases of property and equipment of $3.3 million and net insurance asset purchases of approximately
$8.2 million. The Company also made payments on the bank credit agreement, promissory notes and capitalized obligations of $5.5 million.

                                                             ALDERWOODS GROUP                             PREDECESSOR
                                                  ---------------------------------------   ---------------------------------------
                                                   24 WEEKS             24 WEEKS            SIX MONTHS ENDED     SIX MONTHS ENDED
                                                     ENDED                ENDED
                                                  JUNE 15, 2002        JUNE 15, 2002        JUNE 30, 2001        JUNE 30, 2001
                                                  ------------------   ------------------   ------------------   ------------------
                                                    (IN MILLIONS)        (PERCENTAGES)        (IN MILLIONS)        (PERCENTAGES)
Revenue
  Funeral.......................................        $258.3                66.4                $273.7                63.3
  Cemetery......................................          78.1                20.0                 108.3                25.1
  Insurance.....................................          52.8                13.6                  50.2                11.6
                                                        ------               -----                ------               -----
    Total.......................................        $389.2               100.0                $432.2               100.0
                                                        ------               -----                ------               -----
Gross margin
  Funeral.......................................        $ 65.5                25.4                $ 78.1                28.5
  Cemetery......................................           4.2                 5.3                  24.0                22.2
  Insurance.....................................           8.6                16.3                   6.5                12.9
                                                        ------                                    ------
    Total.......................................          78.3                20.1                 108.6                25.1
Expenses
  General and administrative....................          23.5                 6.0                  32.3                 7.5
  Depreciation and amortization.................            --                  --                  26.4                 6.1
  Provision for asset impairment................            --                  --                 140.4                32.4
                                                        ------                                    ------
Earnings (loss) from operations.................          54.8                14.1                 (90.5)              (20.9)
Interest on long-term debt......................          41.2                10.6                   4.7                 1.1
Reorganization costs............................            --                  --                  20.1                 4.6
Loss (gain) on disposal of subsidiaries and
  other expenses (income).......................           0.1                  --                 (46.5)              (10.7)
                                                        ------                                    ------
Income (loss) before income taxes...............          13.5                 3.5                 (68.8)              (15.9)
Income taxes....................................           4.7                34.6                 (11.2)                n/a
                                                        ------                                    ------
Net income (loss)...............................        $  8.8                 2.3                $(57.6)              (13.3)
                                                        ======                                    ======

24 WEEKS ENDED JUNE 15, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR THE 24 WEEKS ENDED JUNE 15, 2002, ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FULL FISCAL YEAR OR FOR ANY OTHER INTERIM PERIOD. ADDITIONALLY, A COMPARISON OF FINANCIAL PERFORMANCE WITH THE PREDECESSOR IS NOT MEANINGFUL AND SHOULD BE REVIEWED WITH CAUTION DUE TO:

    - SIGNIFICANT CHANGES IN THE FINANCIAL STRUCTURE OF THE COMPANY;

    - APPLICATION OF FRESH START REPORTING AT DECEMBER 31, 2001, AS A RESULT OF THE CONFIRMATION AND IMPLEMENTATION OF THE PLAN;

    - CHANGES IN ACCOUNTING POLICIES AND CERTAIN ACCOUNT CLASSIFICATIONS ADOPTED UPON EMERGENCE; AND

    - CHANGES IN THE FISCAL YEAR AND THE LENGTH OF QUARTERLY PERIODS.

    Consolidated revenue for the Company of $389.2 million for the 24 weeks ended June 15, 2002, decreased approximately $43.0 million, or 9.9%, compared to approximately $432.2 million for the Predecessor's six months ended June 30, 2001, primarily as a result of a reduction of approximately $36.1 million related to 152 funeral and 145 cemetery locations sold or closed since
January 1, 2001, and approximately $32.6 million estimated to be the effect of the difference in the number of days in the Company's first and second quarters versus the Predecessor's first and second quarters, partially offset by approximately $36.2 million of Rose Hills' revenue now consolidated in the Company's results, which was previously accounted for on an equity investment basis, and an increase of approximately $2.6 million of insurance revenue. Consolidated gross margin for the 24 weeks ended June 15, 2002, was approximately $78.3 million, a decline of approximately $30.3 million, or 27.9%, from the Predecessor's consolidated gross margin of approximately
$108.6 million for the six months ended June 30, 2001. As a percentage of consolidated revenue, consolidated gross margin of the Company similarly declined from the Predecessor's 25.1% to 20.1%. The percentage decrease in consolidated gross margin is primarily attributed to the decline in funeral and cemetery gross margin (excluding the respective gross margin from Rose Hills, which reflect higher margin for cemetery and funeral). Consolidated gross margin, as with revenue, was similarly impacted by the changes affecting comparability of the Company and the Predecessor.

    Funeral revenue for the Company of $258.3 million for the 24 weeks ended June 15, 2002, decreased approximately $15.4 million, or 5.6%, compared to $273.7 million for the Predecessor's six months ended June 30, 2001. The decrease is primarily due to (1) an estimated reduction of approximately
$21.5 million from the difference in the number of days in the Company's first and second quarters versus the Predecessor's first and second quarters, and
(2) a reduction of approximately $12.0 million related to funeral locations sold or closed since January 1, 2001, which more than offset an increase of approximately $15.8 million from the inclusion of Rose Hills, now consolidated in the Company's operating results. In addition, at locations in operation for all of the 24 weeks ended June 15, 2002, and the six months ended June 30, 2001, and after adjusting for the difference in the number of days in the respective quarters, the Company estimates that funeral revenue increased $2.4 million and the number of funeral services performed increased by 0.2%. Overall average funeral revenue per service for the Company for the 24 weeks ended June 15, 2002, was $3,698, compared to $3,684 for the Predecessor in the six months ended June 30, 2001.

    Funeral costs for the 24 weeks ended June 15, 2002, decreased approximately $2.8 million, primarily as a result of (1) a reduction of approximately
$15.1 million from the difference in the number of days in the Company's first and second quarters versus the Predecessor's first and second quarters, (2) a reduction of approximately $11.1 million related to funeral locations sold or closed since January 1, 2001, (3) an increase of approximately $11.5 million from the inclusion of Rose Hills, and (4) an increase of approximately
$12.1 million from regional manager and depreciation expense not previously included in funeral costs.

    Pre-need funeral contracts written by the Company for the 24 weeks ended June 15, 2002, were approximately $77.4 million, compared to $55.0 million by the Predecessor for the six months ended June 30, 2001. Approximately 28% of funeral volume for the 24 weeks ended June 15, 2002, was derived from the backlog, compared to approximately 22% from the Predecessor's backlog for the six months ended June 30, 2001.

    Overall funeral gross margin of the Company, as a percentage of revenue, decreased to 25.4% for the 24 weeks ended June 15, 2002, from the Predecessor's 28.5% for the six months ended June 30, 2001, primarily due to the decline in costs being at a rate less than that commensurate with the revenue decline. The decline in gross margin as a percentage of revenue was affected by the additional regional manager and depreciation expense, partially offset by the inclusion of Rose Hills.

    Cemetery revenue for the Company of $78.1 million for the 24 weeks ended June 15, 2002, decreased approximately $30.2 million, or 27.9%, compared to $108.3 million for the Predecessor's six months ended June 30, 2001. The decrease is primarily due to (1) an estimated reduction of approximately
$6.9 million from the difference in the number of days in the Company's first and second quarters versus the Predecessor's first and second quarters, (2) a reduction of approximately $24.1 million related to cemetery locations sold since January 1, 2001, which together more than offset an increase of approximately $20.4 million from the inclusion of Rose Hills, now consolidated in the Company's operating results. At locations in operation for all of the 24 weeks ended June 15, 2002, and the six months ended June 30, 2001, and after adjusting for the difference in the number of days in the respective quarters, the Company estimates that cemetery revenue declined approximately
$19.7 million, of which $18.7 million was due to lower pre-need revenue. Pre-need revenue is impacted by the quantity of spaces sold, merchandise installed and services performed, as well as, to the extent revenue was deferred at December 31, 2001, the impact of fresh start reporting and the established fair value of the related deferred revenue being recognized.

    Cemetery costs for the 24 weeks ended June 15, 2002, decreased approximately $10.4 million, primarily as a result of (1) a reduction of approximately
$5.8 million from the difference in the number of days in the Company's first and second quarters versus the Predecessor's first and second quarters, (2) a reduction of approximately $12.8 million related to 145 cemetery locations sold since January 1, 2001, and (3) an increase of approximately $16.4 million from the inclusion of Rose Hills. In addition, at locations in operation for all of the 24 weeks ended June 15, 2002, and the six months ended June 30, 2001, and after adjusting for the difference in the number of days in the respective periods, the Company estimates that cemetery costs declined approximately
$8.2 million, due to lower costs of goods sold, primarily from the lower pre-need revenue.

    Pre-need cemetery contracts written by the Company during the 24 weeks ended June 15, 2002, were approximately $40.5 million, approximately $0.8 million lower than those written by the Predecessor for the six months ended June 30, 2002, as decreases due to 145 cemetery locations sold and the cumulative effect of the shorter fiscal quarter in 2002 versus 2001, were partially offset by the inclusion of Rose Hills' operating results and improved pre-need sales. Interments were approximately 35,100 for the 24 weeks ended June 15, 2002, of which approximately 80% were at-need and 20% were pre-need fulfillments.

    Overall cemetery gross margin of the Company for the 24 weeks ended
June 15, 2002, as a percentage of revenue, decreased to 5.3%, compared to 22.2% for the Predecessor for the six months ended June 30, 2001. The decrease was primarily due to the fixed nature of certain expenses, the cost reductions of which were not commensurate with the revenue declines experienced. The key components of this decline include the impact of the reduced fair value of revenue deferred at December 31, 2001, and recognized in 2002, and the additional regional manager and depreciation expense, partially offset by the inclusion of Rose Hills.

    Insurance revenue for the Company for the 24 weeks ended June 15, 2002, increased $2.6 million, or 5.3%, compared to the Predecessor for the six months ended June 30, 2001, primarily due to higher premium revenue of approximately $1.4 million and higher investment income of approximately $1.2 million. Costs, consisting primarily of benefit and claims costs, commissions, policy reserve changes, and wages, were consistent for the 24 weeks ended June 15, 2002, and six months ended June 30, 2001, for the Company and Predecessor, respectively. As a result of higher revenues and improved costs, overall insurance gross margin for the Company for the 24 weeks ended June 15, 2002, increased to 16.3%, compared to 12.9% for the Predecessor for the six months ended June 30, 2001.

    General and administrative expenses for the Company for the 24 weeks ended June 15, 2002, were $23.5 million, or 6.0% of consolidated revenue, substantially lower than the $32.3 million, or 7.5% of consolidated revenue, of the Predecessor for the six months ended June 30, 2001. The decline was due in part to the estimated effects of the shorter fiscal quarter in 2002, versus 2001, approximately $2.1 million, and the effects of classification in 2002 of certain regional manager costs as operating costs and depreciation as general and administrative expenses, approximately $4.1 million. The classifications in 2002 more appropriately reflect the nature and source of such costs in line with industry practice. In addition, certain benefits continue to be derived from previous process and system enhancements developed throughout the Predecessor's reorganization process and now in place for the Company.

    As a result of the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on December 31, 2001, goodwill is not amortized, but will be tested annually for impairment. The Predecessor's depreciation and amortization of $26.4 million for the six months ended June 30, 2001, included approximately $8.4 million of amortization of names and reputations.

    Interest expense for the Company on long-term debt for the 24 weeks ended June 15, 2002, was approximately $41.2 million, an increase of approximately $36.5 million compared to the Predecessor for the six months ended June 30, 2001, primarily reflecting interest expense on the Company's new debt issued on the Effective Date pursuant to the Plan, and Rose Hills' debt assumed by the Company at the same time. Of this amount, approximately $2.0 million was related to the 12.25% Senior unsecured notes due in 2004, which were redeemed by the Company on April 26, 2002. Interest expense includes amortization of approximately $0.4 million of discount on the 9.50% Senior subordinated notes, due in 2004 and approximately $0.4 million of premium on the 12.25% Convertible subordinated notes, due in 2012.

    Income tax expense for the Company for the 24 weeks ended June 15, 2002, was approximately $4.7 million compared to approximately $11.2 million of income tax recovery for the Predecessor for the six months ended June 30, 2001. The Company's effective tax rate for the 24 weeks ended June 15, 2002, varied from the statutory tax rate, primarily because (1) the losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions,
(2) there are differences between foreign and United States income tax rates, and (3) tax benefits generated by enacted United States tax legislation provide retroactive relief to the Company. Future income and losses, and the disposition of certain locations, may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at June 15, 2002. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease in the valuation allowance established on the Effective Date would be treated as a reduction of goodwill with any excess over the value assigned to goodwill recognized as a capital transaction.

    The Company's decrease in cash and cash equivalents of $27.0 million from December 31, 2001 to June 15, 2002, is due primarily to the $49.6 million redemption of the 12.25% Senior unsecured notes due in 2004, on April 26, 2002, partially offset by operating cash flow of $37.3 million for the 24 weeks ended June 15, 2002. In addition, the Company had net proceeds on asset sales of $15.9 million, purchases of property and equipment of $6.5 million and net insurance asset purchases of approximately $15.4 million.

The Company made payments on the bank credit agreement, promissory notes and capitalized obligations of $9.1 million.

    At December 31, 2001, the Company had accrued approximately $57.1 million of reorganization costs related to costs incurred during the Predecessor's reorganization, as well as costs incurred in connection with the actual emergence and various activities related thereto. Of this amount, the Company paid approximately $9.4 million and $21.9 million during the 12 weeks and 24 weeks ended June 15, 2002, respectively, resulting in a balance of approximately $35.2 million. While at this time the Company expects to pay the remaining balance during the remainder of fiscal year 2002, potential delays in the completion of the reorganization process may result in the payment of some portion of these reorganization costs in fiscal year 2003.

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

    As of June 15, 2002, the Company's borrowing base was approximately $62 million under the revolving credit facility (the "Revolving Credit Facility"), less $18.5 million in outstanding letters of credit.

    The Revolving Credit Facility, 11% Senior secured notes due in 2007 (the "Five-Year Secured Notes"), 12.25% Senior unsecured notes due in 2009 (the "Seven-Year Unsecured Notes") and 12.25% Convertible subordinated notes due in 2012 (the "Convertible Subordinated Notes"), are guaranteed by substantially all of Alderwoods Group's wholly-owned U.S. subsidiaries, other than Rose Hills and its subsidiaries, Alderwoods Group's insurance subsidiaries and certain other excluded subsidiaries. Alderwoods Group, the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several. There are no cross-guarantees of debt between the Company and Rose Hills or its subsidiaries.

    On April 17, 2002, the Company called for the redemption of all its outstanding 12.25% Senior unsecured notes, due in 2004 (the "Two-Year Unsecured Notes"). On April 26, 2002, all outstanding Two-Year Unsecured Notes were redeemed for a total redemption price of $49.6 million, plus accrued interest to (but not including) April 26, 2002. On June 24, 2002, the Company announced its intention to make an optional redemption of $15.0 million of its 11.00% Senior secured notes, due in 2007, for a redemption price of $15.0 million, plus accrued interest. The Company anticipates completing this transaction by July 30, 2002.

    The Company's earnings before interest, taxes, depreciation and amortization of capital assets and amortization of grave spaces ("EBITDA") and recurring free cash flow for the 12 weeks and 24 weeks ended June 15, 2002, are presented in the table below. Recurring free cash flow is calculated by adjusting cash provided by operations to exclude non-recurring items, and then subtracting maintenance capital expenditures. EBITDA and recurring free cash flow are not terms that have specific meaning in accordance with U.S. GAAP and may be calculated differently from other enterprises. They should not be considered in isolation from net earnings measures calculated in accordance with U.S. GAAP.

                                                              12 WEEKS ENDED   24 WEEKS ENDED
                                                              JUNE 15, 2002    JUNE 15, 2002
                                                              --------------   --------------
                                                                   (MILLIONS OF DOLLARS)
EBITDA:
Earnings from operations....................................      $ 23.5           $ 54.8
Depreciation and amortization...............................         9.1             19.1
                                                                  ------           ------
EBITDA......................................................      $ 32.6           $ 73.9
                                                                  ======           ======
RECURRING FREE CASH FLOW:
Cash provided by operations.................................      $ 22.8           $ 37.3
Interest payable change.....................................       (13.5)           (21.2)
Net change of insurance invested assets.....................        (8.2)           (15.4)
Reorganization accrual change...............................        16.1             28.7
                                                                  ------           ------
Adjusted cash provided by operations........................        17.2             29.4
Less: maintenance capital expenditures......................        (2.9)            (4.5)
                                                                  ------           ------
Recurring free cash flow....................................      $ 14.3           $ 24.9
                                                                  ======           ======

    Though significant leverage will continue, the Company believes that the Revolving Credit Facility, together with existing cash and cash equivalents on hand, cash flow from operations, as well as successful refinancing of certain Rose Hills debt, will be sufficient to meet all anticipated expenditures and working capital requirements through at least June 30, 2003, including payment obligations under the indebtedness described above.

ACQUISITIONS AND DISPOSITIONS

    For the 24 weeks ended June 15, 2002, the Company acquired seven funeral homes in the United Kingdom for approximately $0.9 million.

    During the 24 weeks ended June 15, 2002, the Company sold or closed
28 funeral homes, 26 cemeteries and one combination funeral home and cemetery for net proceeds of approximately $15.9 million. At June 15, 2002, the Company had 12 funeral homes and 25 cemeteries under signed agreements for sale, with net assets and expected proceeds of approximately $3.5 million and $3.7 million, respectively.

    On July 2, 2002, the Company completed the purchase of the stock held by the minority interest shareholder in certain Texas entities. Under the terms of such purchase agreement, the Company paid $5.4 million to acquire all of the minority interests, resulting in 100% ownership of all Texas operating locations.

RESTRICTIONS

    The indentures governing the Five-Year Secured Notes, the Seven-Year Unsecured Notes and the 12.25% Convertible subordinated notes due in 2012 will prohibit the Company from consummating certain asset sales unless
(a) consideration at least equal to fair market value is received and
(b) except with respect to specified assets, not less than 75% of the consideration for the asset sale is cash or cash equivalents. Within 270 days of the receipt of net proceeds from any such asset sale, the Company will be obligated to apply such net proceeds at its option (or as otherwise required) as follows: (a) to pay the Revolving Credit Facility and permanently reduce commitments with respect thereto, or (b) to make capital expenditures or acquisitions of other assets in the same line of business as the Company or certain of its subsidiaries or businesses related thereto. To the extent the Company receives net proceeds from any such asset sale not applied in accordance with the immediately preceding sentence in excess of certain thresholds, the Company must offer to purchase Five-Year Secured Notes, Seven-Year Unsecured Notes or Convertible Subordinated Notes (in that order) with such excess proceeds.

    The Company's insurance subsidiaries are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company and its other subsidiaries.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For information regarding the Company's exposure to certain market risks, see Item 7A. "--Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report as at December 31, 2001, on Form 10-K as filed with the SEC. As of June 15, 2002, there have been no material developments with respect to such matters since such Form 10-K was filed, except as noted below.

    The Company's debt instrument sensitivity to floating interest rates is based on the Company's floating rate debt being based in the United States. Accordingly, changes in U.S. interest rates can affect the interest paid on the Company's floating rate debt. The current mix of fixed and floating rate debt was determined by the Plan. At June 15, 2002, the Company's total fixed rate debt was $719.0 million, representing approximately 93% of total debt, and had a weighted average interest rate of 11.37%. The Company's floating interest rate exposure of $57.2 million at June 15, 2002, represents approximately 7% of total debt and had a weighted average interest rate of 4.9%. A one percent change in the applicable floating rate indices would cause an approximately $0.6 million change in the Company's annual interest expense.

    The principal cash flows and the related weighted average interest rates as of June 15, 2002, are presented below. The carrying values of the Company's debt instruments are included in Note 3 to the Company's interim consolidated financial statements.

                    QUANTITATIVE DISCLOSURE OF MARKET RISKS

                                                        EXPECTED MATURITY DATE
                           --------------------------------------------------------------------------------
                             2002          2003          2004          2005          2006        THEREAFTER
                           --------      --------      --------      --------      --------      ----------
                                                        (DOLLARS IN THOUSANDS)
LONG-TERM DEBT(1)
Fixed rate US$ debt......   $3,500       $17,400       $110,700      $34,500       $42,300        $510,600
  Average rate...........    11.38%        11.41%         11.73%       11.79%        11.86%          11.85%
Floating rate US$ debt...   $4,600       $52,600       $     --      $    --       $    --        $     --
  Average rate...........     4.90%         4.90%            --           --            --              --

                            EXPECTED MATURITY DATE
                           ------------------------
                            TOTAL        FAIR VALUE
                           --------      ----------
                            (DOLLARS IN THOUSANDS)
LONG-TERM DEBT(1)
Fixed rate US$ debt......  $719,000       $727,000
  Average rate...........     11.37%
Floating rate US$ debt...  $ 57,200       $ 57,200
  Average rate...........      4.90%

------------------------------

(1) The Company is required to achieve specified earnings to fixed charges ratios and specified levels of tangible net worth. Adverse operating results could cause the Company to be unable to achieve these financial ratios and tests, in which event, unless the Company were able to obtain waivers with respect to non-compliance, certain of the Company's long-term debt would be in default and the holders thereof could accelerate the maturities of such debt.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

    For information regarding the Company's legal proceedings, see Note 4 to the Company's interim consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, which Note 4 is incorporated herein by reference.

ITEM 5.  OTHER INFORMATION

                             STOCKHOLDER PROPOSALS

    The Company has not yet selected the date for its 2003 annual meeting of stockholders, but anticipates that it will be held on or about May 1, 2003. Rule 14a-8 under the Securities Exchange Act of 1934, as amended, requires that any stockholder proposals be submitted to the Company for action at the Company's annual meeting of stockholders not less than 120 calendar days before the date of any proxy statement that the Company released to stockholders last year, or, if the Company did not send such a proxy statement (which the Company did not, given the reorganization of the Predecessor), a reasonable time before the Company begins to print and mail the proxy statement for its 2003 annual meeting of stockholders. The Company believes that the proxy statement will be mailed on or about March 1, 2003, for its 2003 annual meeting of stockholders and that, therefore, a reasonable time before such mailing for the purpose of any stockholder proposals would be a deadline of November 1, 2002.

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

    6. DISPOSITIONS MAY ADVERSELY AFFECT REVENUES. Revenue is also affected by the level of dispositions. The Predecessor's recent dispositions of funeral and cemetery properties had a significant and adverse impact on the Predecessor's revenue. The Company's future revenue may be similarly affected.

THE COMPANY HAS SUBSTANTIAL DEBT

    1. SUBSTANTIAL LEVERAGE WILL CONTINUE. The Company's total carrying value of long-term indebtedness (including the current portion thereof) is $782.0 million as of June 15, 2002. While the Company believes that future operating cash flow, together with financing arrangements, will be sufficient to finance operating requirements under the Company's business plan, the Company's leverage and debt service requirements could make it more vulnerable to economic downturns in the markets the Company intends to serve or in the economy generally. The Company's indebtedness could restrict its ability to obtain additional financing in the future and, because the Company may be more leveraged than certain of its competitors, could place the Company at a competitive disadvantage.

    2. DEBT INSTRUMENTS CONTAIN RESTRICTIVE COVENANTS THAT MAY LIMIT LIQUIDITY AND CORPORATE ACTIVITIES. The Revolving Credit Facility and the indentures governing the Five-Year Secured Notes, the Seven-Year Unsecured Notes, the Convertible Subordinated Notes and the Rose Hills debt contain covenants that impose operating and financial restrictions on the Company. For example, these covenants restrict the ability of Alderwoods Group, and most of its subsidiaries, to incur additional indebtedness, prepay indebtedness, allow liens on assets, sell stock or other assets without using proceeds thereof to reduce the indebtedness of the Company, engage in mergers or acquisitions, make investments or pay dividends or distributions (other than to Alderwoods Group or one of its subsidiaries). These covenants could prohibit the Company from making acquisitions and adversely affect the Company's ability to finance future operations by limiting the incurrence of additional indebtedness or requiring equity issuance proceeds to be applied to reduce indebtedness. In addition, the Company is required to achieve specified earnings to fixed charges ratios and specified levels of tangible net worth. Adverse operating results could cause the

Company to be unable to achieve these financial ratios and tests, in which event, unless the Company were able to obtain appropriate waivers with respect to non-compliance, certain of the Company's long-term debt would be in default and the holders thereof could accelerate the maturities of such debt.

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

    4. THE SECURITY FOR THE FIVE-YEAR SECURED NOTES MAY NOT BE SUFFICIENT TO SECURE PAYMENTS. The Company's obligations under the indenture governing the Five-Year Secured Notes is secured by collateral which consists of
(i) substantially all personal property (other than capital stock) and (ii) the material funeral home real property assets pledged under the Revolving Credit Facility of the Company and certain of its wholly owned subsidiaries. The rights of the holders of the Five-Year Secured Notes to this collateral will be subordinate to those of the lenders under the Revolving Credit Facility. The proceeds from the sale of this collateral may not be sufficient to satisfy amounts due on the Five-Year Secured Notes.

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

    5.  CERTAIN DEBT IS EFFECTIVELY SUBORDINATED TO OBLIGATIONS OF
SUBSIDIARIES. Alderwoods Group principally is a holding company, and therefore its right to participate in any distribution of assets of any subsidiary upon that subsidiary's dissolution, winding-up, liquidation or reorganization or otherwise is subject to the prior claims of creditors of that subsidiary, except to the extent that Alderwoods Group may be a creditor of that subsidiary and its claims are recognized. There are various legal limitations on the extent to which some of the subsidiaries of Alderwoods Group may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, the Company or its other subsidiaries. The Five-Year Secured Notes, the Seven-Year Unsecured Notes and the Convertible Subordinated Notes are effectively subordinated to all indebtedness and other obligations of the subsidiaries except to the extent that those subsidiaries have guaranteed obligations of Alderwoods Group to pay amounts due on the Five-Year Secured Notes, the Seven-Year Unsecured Notes or the Convertible Subordinated Notes, as applicable.

THE TAX RATE IS UNCERTAIN

    1. EFFECTIVE INCOME TAX RATE MAY VARY. The Company expects that its effective income tax rate for 2002 and beyond may vary significantly from the statutory tax rate because (i) the losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions, (ii) there are differences between foreign and United States income tax rates, and (iii) many tax years are subject to audit by different tax jurisdictions.

    2. FEDERAL TAX AUDIT COULD IMPACT TAX RATE. In connection with the audit of the Predecessor's 1993 through 1998 federal income tax returns, the Company and the Internal Revenue Service have reached a tentative agreement that resolves certain issues that were in dispute. This tentative agreement has been submitted to the Congressional Joint Committee on Taxation ("Joint Committee") for its review and approval. If approved by the Joint Committee, this tentative agreement would have a significant positive effect on the Company's future tax rate in the year of settlement. However, the ultimate outcome and timing of the final resolution cannot be determined at this time.

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

LIMITED COMPARABILITY TO PREDECESSOR

    1. HISTORICAL FINANCIAL INFORMATION WILL NOT BE COMPARABLE. As a result of the consummation of the Plan, Alderwoods Group operates the businesses previously operated by the Loewen Companies under a new capital structure and has adopted fresh start reporting. Alderwoods Group has also changed its fiscal year and the length of quarterly periods. In addition, historically the financial statements of the

Predecessor did not consolidate the assets, liabilities and results of operations of Rose Hills Holding Corp. as do the financial statements of Alderwoods Group, and in the future the consolidated financial statements of Alderwoods Group will not reflect the assets, liabilities or results of operations of properties that, as part of the program to dispose of non-strategic assets, have been or will be sold or otherwise disposed of. Furthermore, as a result of the application of fresh start reporting on the Effective Date, the Company's gross margins on pre-need contracts entered into after the Effective Date will be significantly higher than gross margins on similar contracts entered into prior to the Effective Date. Accordingly, the financial condition and results of operations of Alderwoods Group from and after the Effective Date will not be comparable to the financial condition or results of operations reflected in the historical financial statements of the Predecessor, including the interim consolidated financial statements of the Predecessor included elsewhere in this Quarterly Report on Form 10-Q.

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

    3. OUTCOME OF NAFTA CLAIMS IS IMPOSSIBLE TO PREDICT. In October 1998, the Predecessor filed claims against the government of the United States
(the "NAFTA Claims") seeking damages under the arbitration provisions of the North American Free Trade Agreement ("NAFTA"). Pursuant to the Plan, the Predecessor, through a series of transactions, transferred to the Company all of its assets, excluding legal title to the NAFTA Claims, and transferred to the Company the right to any and all proceeds from the NAFTA Claims. In addition, pursuant to the Plan, an undivided 25% interest in the proceeds, if any, of the NAFTA Claims as such proceeds may be adjusted as a result of the arbitration contemplated by the letter agreement between the Predecessor and Raymond L. Loewen, dated May 27, 1999 (the "NAFTA Arbitration Agreement"), less (a) any amounts payable under paragraph 3 of the NAFTA Arbitration Agreement and
(b) any amounts payable pursuant to the contingency fee letter agreement between Jones, Day, Reavis & Pogue and the Predecessor, dated July 25, 2000, was transferred to a liquidating trust for the benefit of creditors of the Debtors. Although the Company believes that these actions should not affect the NAFTA Claims, the government of the United States, respondent in the NAFTA proceeding, has asserted that these actions have divested the arbitration panel appointed pursuant to the rules of the International

Centre For Settlement of Investment Disputes of jurisdiction over some or all of the claims. The Company does not believe that it is possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of the damages, if any, that may be awarded, or the proceeds, if any, that may be received in respect of the NAFTA Claims.

    4.  IMPLEMENTATION OF NEW CEMETERY CONTRACT MANAGEMENT SYSTEM IS
ONGOING. Although completed during 2001 for most locations, the Company will continue to finish its implementation of the new cemetery contract management system for a few remaining locations during 2002. The new cemetery contract management system provides for the recording and tracking of individual items and their respective deferred revenue fair values on cemetery contracts. In the December 31, 2001 Alderwoods Group consolidated balance sheet, due to certain locations not yet being established on the new system, deferred revenue was partially estimated based on a sample from the uncompleted locations. Management believes this process provided a reasonable basis for such estimate. However, as the implementation is completed during 2002, adjustments may be required to be made to the estimated deferred revenue.

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

**4.6 Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Angelo, Gordon & Co.

**4.7 Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual
                        Advisors, LLC

**4.8 Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and GSCP Recovery, Inc. and
                        GSC Recovery II, L.P.

**4.9 Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Oaktree Capital
                        Management, LLC

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

 10.8                   First Amendment to Credit Agreement dated January 12, 2001 among Rose Hills Company, Rose Hills Holdings Corp.,
                        Goldman, Sachs & Co., as syndication agent and arranging
                        agent, the financial institutions from time to time parties thereto as lenders and The Bank of Nova Scotia, as
                        administrative agent for such lender (incorporated by
                        reference to Exhibit 10.26 to the Form 10-Q of Rose Hills
                        Company, Registration No. 333-21411, filed May 15, 2001)

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
 10.9                   Second Amendment to Credit Agreement dated April 27, 2001
                        among Rose Hills Company, Rose Hills Holdings Corp.,
                        Goldman, Sachs & Co., as syndication agent and arranging
                        agent, the financial institutions from time to time parties thereto as lenders and The Bank of Nova Scotia, as
                        administrative agent for such lender (incorporated by
                        reference to Exhibit 10.27 to the Form 10-Q of Rose Hills
                        Company, Registration No. 333-21411, filed May 15, 2001)

 10.10                  Financing Agreement dated as of January 2, 2002 among
                        Alderwoods Group, Inc., CIT Group/Business Credit, Inc. and
                        various subsidiaries of Alderwoods Group, Inc. (incorporated by reference to Exhibit 10.8 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 28, 2002)

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

 10.12                  Amendment No. 2 to Financing Agreement dated as of
                        February 1, 2002 Alderwoods Group, Inc., CIT Group/Business
                        Credit, Inc. and various subsidiaries of Alderwoods
                        Group, Inc. (incorporated by reference to Exhibit 10.10
                        to the Form 10-K of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed March 28, 2002)

 10.13 Amendment No. 3 and Consent No. 1 to Financing Agreement dated as of February 15, 2002 Alderwoods Group, Inc., CIT
                        Group/Business Credit, Inc. and various subsidiaries of Alderwoods Group, Inc. (incorporated by reference to
                        Exhibit 10.11 to the Form 10-K of Alderwoods Group, Inc.,
                        SEC File No. 000-33277, filed March 28, 2002)

 10.14 Amendment No. 4 and Limited Waiver to Financing Agreement dated as of February 28, 2002 Alderwoods Group, Inc., CIT
                        Group/Business Credit, Inc. and various subsidiaries of Alderwoods Group, Inc. (incorporated by reference to
                        Exhibit 10.12 to the Form 10-K of Alderwoods Group, Inc.,
                        SEC File No. 000-33277, filed March 28, 2002)

*10.15                  The Loewen Group Inc. Corporate Incentive Plan (incorporated by reference to Exhibit 10.5.1 to the Form 10-K of The
                        Loewen Group Inc., SEC File No. 1-12163, filed March 16,
                        2000)

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

*10.19                  The Loewen Group Inc. Confirmation Incentive Plan
                        (incorporated by reference to Exhibit 10.5.5 to the Form 10-K of The Loewen Group Inc., SEC File No. 1-12163, filed March 16, 2000)

*10.20                  The Loewen Group Inc. Retention Incentive Plan (incorporated by reference to Exhibit 10.5.6 to the Form 10-K of The
                        Loewen Group Inc., SEC File No. 1-12163, filed March 16,
                        2000)

*10.21                  Form of Employment and Release Agreement for Corporate and
                        Country Management (incorporated by reference to Exhibit 10.5.7 to the Form 10-K of The Loewen Group Inc.,
                        SEC File No. 1-12163, filed March 16, 2000)

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
*10.22                  Form of Stay Put Bonus Plan Letters, dated February 26, 1999
                        (incorporated by reference to Exhibit 10.13 to the
                        Form 10-K of The Loewen Group, Inc., SEC File No. 1-12163,
                        filed on April 14, 1999)
*10.23                  Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and John S. Lacey (incorporated by
                        reference to Exhibit 10.21 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.24                  Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and Paul A. Houston (incorporated by reference to Exhibit 10.22 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.25                  Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.23 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.26                  Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and Bradley D. Stam (incorporated by reference to Exhibit 10.24 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.27                  Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and Gordon D. Orlikow (incorporated by reference to Exhibit 10.25 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.28                  Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and James D. Arthurs (incorporated by reference to Exhibit 10.26 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.29                  Employment Agreement dated June 6, 2002, by and between
                        Alderwoods Group, Inc. and Ellen Neeman.**
*10.30                  Employment Agreement dated June 10, 2002, by and between
                        Alderwoods Group, Inc. and Cameron R.W. Duff.**
*10.31                  Alderwoods Group, Inc. 2002 Equity Incentive Plan
                        (incorporated by reference to Exhibit 10.27 to the
                        Form 10-K of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed March 28, 2002)
*10.32                  Director Compensation Plan (incorporated by reference to
                        Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc.,
                        SEC File No. 000-33277, filed March 28, 2002)

------------------------

*   Indicates management contract or compensatory plan or arrangement.

**  Filed herewith.

(b) REPORTS ON FORM 8-K

    The following Current Reports on Form 8-K were filed by the Company during the 12 weeks ended June 15, 2002:

FILING DATE                ITEM NUMBER            DESCRIPTION
-----------                -----------            -----------
March 29, 2002 (dated      Item 5. Other Events   Press release reporting the opening balances
  March 27, 2002)                                 relating to the Company's financial structure
                                                  and 2002 financial guidance.

May 6, 2002 (dated         Item 8. Change In      Amendment to correct the description of the
  March 6, 2002)           Fiscal Year            change in fiscal year as reported in the
                                                  Current Report on Form 8-K filed on
                                                  March 7, 2002.

May 7, 2002 (dated         Item 5. Other Events   Press release reporting the results for the
  May 6, 2002)                                    12 weeks ended March 23, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       ALDERWOODS GROUP, INC.

                                                       By:             /s/ KENNETH A. SLOAN
                                                            -----------------------------------------
                                                                         Kenneth A. Sloan
                                                              SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                                                             OFFICER
                                                                   (Principal Financial Officer
Dated: July 22, 2002                                              and Chief Accounting Officer)