Form 10-Q
period 2002-10-05
ALDERWOODS GROUP INC
filed 2002-11-14
CIK 927914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the 16 weeks ended October 5, 2002

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

                            ------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    At November 2, 2002, there were 39,938,901 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ALDERWOODS GROUP, INC.

                                                                                 PAGE
                                                                                 ----
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS:

                   ALDERWOODS GROUP, INC.
                   CONSOLIDATED BALANCE SHEETS
                   as of October 5, 2002 and December 31, 2001.................     2

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                     for the 16 Weeks Ended October 5, 2002 and the 40 Weeks
                     Ended October 5, 2002.....................................     3

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     for the 40 Weeks Ended October 5, 2002....................     4

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     for the 16 Weeks Ended October 5, 2002 and the 40 Weeks
                     Ended October 5, 2002.....................................     5

                   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS..........     6

                   THE LOEWEN GROUP INC. (PREDECESSOR)(1)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                     for the Three Months Ended September 30, 2001 and the
                     Nine Months Ended September 30, 2001......................    18

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     for the Three Months Ended September 30, 2001 and the
                     Nine Months Ended September 30, 2001......................    19

                   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS..........    20

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.......................    25

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK.........................................    37

          ITEM 4.  CONTROLS AND PROCEDURES.....................................    38

PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS...........................................    39

          ITEM 5.  OTHER INFORMATION...........................................    39

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................    45

SIGNATURES.....................................................................    49

CERTIFICATIONS.................................................................    50

------------------------

(1) ALTHOUGH NOT COMPARABLE, CERTAIN CONSOLIDATED FINANCIAL INFORMATION AND OTHER INFORMATION OF THE LOEWEN GROUP INC. MAY BE OF LIMITED INTEREST TO STOCKHOLDERS OF ALDERWOODS GROUP, INC. AND HAS BEEN INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q.

                             ALDERWOODS GROUP, INC.
                      (SUCCESSOR TO THE LOEWEN GROUP INC.)

    THE FOLLOWING ALDERWOODS GROUP, INC. INTERIM CONSOLIDATED FINANCIAL STATEMENTS ISSUED SUBSEQUENT TO THE FOURTH AMENDED JOINT PLAN OF REORGANIZATION OF LOEWEN GROUP INTERNATIONAL, INC., ITS PARENT CORPORATION AND CERTAIN OF THEIR DEBTOR SUBSIDIARIES, AS MODIFIED (THE "PLAN") BECOMING EFFECTIVE ARE NOT COMPARABLE WITH THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS ISSUED BY THE LOEWEN GROUP INC. (THE "PREDECESSOR") PRIOR TO THE PLAN IMPLEMENTATION, DUE TO THE SIGNIFICANT CHANGES IN THE FINANCIAL AND LEGAL STRUCTURE OF ALDERWOODS GROUP, INC., THE APPLICATION OF FRESH START REPORTING AS AT DECEMBER 31, 2001, RESULTING FROM CONFIRMATION AND IMPLEMENTATION OF THE PLAN, AND CHANGES IN ACCOUNTING POLICIES AND FISCAL ACCOUNTING PERIODS ADOPTED BY THE COMPANY. ACCORDINGLY, ALDERWOODS GROUP, INC.'S INTERIM CONSOLIDATED FINANCIAL STATEMENTS AS AT AND FOR THE 16 WEEKS ENDED OCTOBER 5, 2002, AND 40 WEEKS ENDED OCTOBER 5, 2002, DO NOT INCLUDE COMPARABLE OPERATING AND CASH FLOW INFORMATION. CERTAIN INTERIM CONSOLIDATED FINANCIAL INFORMATION OF THE LOEWEN GROUP INC. MAY BE OF LIMITED INTEREST TO THE STOCKHOLDERS OF ALDERWOODS GROUP, INC. AND HAS BEEN INCLUDED FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001, AND NINE MONTHS ENDED SEPTEMBER 30, 2001, IN THIS QUARTERLY REPORT ON FORM 10-Q.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                   AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS

                                                              OCTOBER 5,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   -------------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................  $   45,533     $  101,561
  Receivables, net of allowances............................      56,616         73,952
  Inventories...............................................      25,821         27,235
  Other.....................................................      23,627         23,345
                                                              ----------     ----------
                                                                 151,597        226,093

Pre-need funeral contracts..................................     996,172      1,010,646
Pre-need cemetery contracts.................................     441,724        480,972
Cemetery property...........................................     150,255        151,767
Property and equipment......................................     614,564        637,235
Insurance invested assets...................................     396,673        339,797
Deferred income tax assets..................................       6,466         16,250
Goodwill....................................................     335,763        565,838
Other assets................................................      57,036         74,505
                                                              ----------     ----------
                                                              $3,150,250     $3,503,103
                                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities..................  $  151,640     $  185,426
  Current maturities of long-term debt......................      49,141         17,396
                                                              ----------     ----------
                                                                 200,781        202,822

Long-term debt..............................................     715,987        818,252
Deferred pre-need funeral contract revenue..................     992,110      1,018,236
Deferred pre-need cemetery contract revenue.................     337,855        350,884
Insurance policy liabilities................................     331,354        304,825
Deferred income tax liabilities.............................      25,009         25,000
Other liabilities...........................................      34,982         43,732
                                                              ----------     ----------
                                                               2,638,078      2,763,751
                                                              ----------     ----------

Stockholders' equity
  Common stock, $0.01 par value, 100,000,000 shares
    authorized, 39,938,217 (December 31, 2001 -- 39,878,870)
    issued and outstanding..................................         399            399
  Capital in excess of par value............................     739,694        738,953
  Deficit...................................................    (245,401)            --
  Accumulated other comprehensive income....................      17,480             --
                                                              ----------     ----------
                                                                 512,172        739,352
                                                              ----------     ----------
                                                              $3,150,250     $3,503,103
                                                              ==========     ==========

COMMITMENTS AND CONTINGENCIES (NOTES 4 AND 5)

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                       EXPRESSED IN THOUSANDS OF DOLLARS
           EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES OUTSTANDING

                                                                 16 WEEKS          40 WEEKS
                                                                   ENDED             ENDED
                                                              OCTOBER 5, 2002   OCTOBER 5, 2002
                                                              ---------------   ---------------
Revenue
  Funeral...................................................     $ 149,368         $ 407,703
  Cemetery..................................................        53,198           131,251
  Insurance.................................................        37,959            90,805
                                                                 ---------         ---------
                                                                   240,525           629,759
                                                                 ---------         ---------
Costs and expenses
  Funeral...................................................       131,126           323,924
  Cemetery..................................................        51,184           125,062
  Insurance.................................................        31,770            75,999
                                                                 ---------         ---------
                                                                   214,080           524,985
                                                                 ---------         ---------
                                                                    26,445           104,774

General and administrative expenses.........................        10,107            33,650
Provision for goodwill impairment...........................       242,204           242,204
Provision for asset impairment..............................           435               435
                                                                 ---------         ---------
Loss from operations........................................      (226,301)         (171,515)

Interest on long-term debt..................................        26,199            67,397
Other expense, net..........................................         1,803             1,915
                                                                 ---------         ---------
Loss before income taxes....................................      (254,303)         (240,827)
Income taxes................................................           (88)            4,574
                                                                 ---------         ---------
Net loss....................................................     $(254,215)        $(245,401)
                                                                 =========         =========

Basic and diluted loss per Common share:
Net loss....................................................     $   (6.37)        $   (6.15)
                                                                 =========         =========
Basic and diluted weighted average number of shares
  outstanding (thousands)...................................        39,932            39,909
                                                                 =========         =========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                                                  ACCUMULATED
                                                        CAPITAL IN                   OTHER
                                              COMMON    EXCESS OF                COMPREHENSIVE
                                              STOCK     PAR VALUE     DEFICIT       INCOME         TOTAL
                                             --------   ----------   ---------   -------------   ---------
Balance at December 31, 2001...............    $399      $738,953    $      --      $    --      $ 739,352
Comprehensive income (loss):
  Net loss.................................                           (245,401)                   (245,401)
  Other comprehensive income (loss):
    Foreign exchange adjustment............                                             704            704
    Unrealized holding gains on securities,
      net..................................                                          17,427         17,427
    Less: reclassification adjustments for
      gains on securities included in net
      loss.................................                                            (651)          (651)
                                                                                    -------      ---------
    Total other comprehensive income.......                                          17,480         17,480
                                                                                    -------      ---------
Comprehensive income (loss)................                                                       (227,921)
Common stock issued:
  Stock issued in connection with
    Predecessor's key employee retention
    plan...................................                   262                                      262
  Stock issued as compensation in lieu of
    cash...................................                   479                                      479
                                               ----      --------    ---------      -------      ---------
Balance at October 5, 2002.................    $399      $739,694    $(245,401)     $17,480      $ 512,172
                                               ====      ========    =========      =======      =========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                                 16 WEEKS          40 WEEKS
                                                                   ENDED             ENDED
                                                              OCTOBER 5, 2002   OCTOBER 5, 2002
                                                              ---------------   ---------------
CASH PROVIDED BY (APPLIED TO)
Operations
  Net loss..................................................     $(254,215)        $(245,401)
  Items not affecting cash
    Depreciation and amortization...........................        13,346            32,442
    Provision for goodwill impairment.......................       242,204           242,204
    Provision for asset impairment..........................           435               435
    Loss on disposal of subsidiaries and investments........         1,764             2,507
    Deferred income taxes...................................           425               750
Other, including net changes in other non-cash balances.....         2,550            10,911
                                                                 ---------         ---------
                                                                     6,509            43,848
                                                                 ---------         ---------
Investing
  Proceeds on disposition of assets and investments.........         2,674            18,555
  Purchase of property and equipment and business
    acquisitions............................................        (7,024)          (13,518)
  Purchase of insurance invested assets.....................       (57,161)         (219,143)
  Proceeds on disposition and maturities of insurance
    invested assets.........................................        43,267           189,884
                                                                 ---------         ---------
                                                                   (18,244)          (24,222)
                                                                 ---------         ---------
Financing
  Increase in long-term debt................................            24               395
  Repayment of long-term debt...............................       (17,287)          (76,049)
                                                                 ---------         ---------
                                                                   (17,263)          (75,654)
                                                                 ---------         ---------

Decrease in cash and cash equivalents.......................       (28,998)          (56,028)
Cash and cash equivalents, beginning of period..............        74,531           101,561
                                                                 ---------         ---------
Cash and cash equivalents, end of period....................     $  45,533         $  45,533
                                                                 =========         =========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 1.  NATURE OF OPERATIONS

    Alderwoods Group, Inc., a Delaware corporation ("Alderwoods Group"), together with its subsidiaries (collectively, the "Company") is the second-largest operator of funeral homes and cemeteries in North America. As at October 5, 2002, the Company operated 788 funeral homes and 185 cemeteries and 64 combination funeral homes and cemeteries throughout North America and 39 funeral homes in the United Kingdom.

    The Company's funeral operations encompass making funeral and cremation arrangements on an at-need or pre-need basis. The Company's funeral operations offer a full range of funeral services, including the collection of remains, registration of death, professional embalming, use of funeral home facilities, sale of caskets and other merchandise and transportation to a place of worship, funeral chapel, cemetery or crematorium.

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

NOTE 3.  GOODWILL AND OTHER INTANGIBLE ASSETS

    The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), requires that goodwill be reviewed for impairment annually, as well as upon the occurrence of certain events that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Under FAS 142, goodwill impairment is deemed to exist, and must then be further assessed, if a reporting unit's carrying amount exceeds its estimated fair value. The Company's reporting units are funeral, cemetery and insurance, which are consistent with the Company's operating segments. All of the Company's goodwill is recorded in the funeral reporting unit. In accordance with FAS 142, the Company undertook its annual goodwill impairment review during the 16 weeks ended October 5, 2002, and, as a result, a goodwill impairment provision of $242,204,000 for the funeral reporting unit was recorded for the 16 weeks ended October 5, 2002. In calculating the goodwill impairment provision, the fair value of the funeral reporting unit was determined by independent advisors using a discounted cash flow valuation methodology. The methods used to fair value the identifiable assets and liabilities were consistent with the methods used at "fresh start."

    The funeral reporting unit goodwill impairment provision was primarily the result of a reduction of the projected financial results used in the valuation of the funeral reporting unit compared to those used during the reorganization process and the determination of reorganization value as set forth in the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., its Parent Corporation and Certain of their Debtor Subsidiaries, as modified. The financial projections were reduced principally due to actual 2002 operating results. The lower valuation was also affected by the decline in the economy generally, as well as the decline in funeral industry-specific market values.

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The changes in the carrying amount of goodwill for the 40 weeks ended October 5, 2002, are as follows:

                                                                 FUNERAL
                                                              REPORTING UNIT
                                                              --------------
Balance, as of January 1, 2002..............................    $ 565,838
Goodwill acquired during the period.........................        1,165
Other, primarily adjustments to fresh start reporting
  amounts...................................................       10,964
Provision for impairment....................................     (242,204)
                                                                ---------
Balance, as of October 5, 2002..............................    $ 335,763
                                                                =========

NOTE 4.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                             OCTOBER 5, 2002                         DECEMBER 31, 2001
                                  --------------------------------------   --------------------------------------
                                               (UNAUDITED)
                                    PARENT                                   PARENT
                                   COMPANY                   ALDERWOODS     COMPANY                   ALDERWOODS
                                  ALDERWOODS   ROSE HILLS      GROUP       ALDERWOODS   ROSE HILLS      GROUP
                                    GROUP       COMPANY     CONSOLIDATED     GROUP       COMPANY     CONSOLIDATED
                                  ----------   ----------   ------------   ----------   ----------   ------------
Revolving credit
  facility (a)..................   $     --     $     --      $     --      $     --     $     --      $     --
Bank credit agreement (b).......         --       57,112        57,112            --       61,581        61,581
11.00% Senior secured notes due
  in 2007 (c)...................    235,000           --       235,000       250,000           --       250,000
9.50% Senior subordinated notes
  due in 2004 (d)...............         --       77,537        77,537            --       76,800        76,800
12.25% Senior unsecured notes
  due in 2004 (e)...............         --           --            --        49,599           --        49,599
12.25% Senior unsecured notes
  due in 2009 (f)...............    330,000           --       330,000       330,000           --       330,000
12.25% Convertible subordinated
  notes due in 2012 (g).........     32,987           --        32,987        33,679           --        33,679
Promissory notes and capitalized
  obligations, certain of which
  are secured by assets of
  certain subsidiaries..........     31,156        1,336        32,492        32,251        1,738        33,989
                                   --------     --------      --------      --------     --------      --------
                                    629,143      135,985       765,128       695,529      140,119       835,648
Less, current maturities of
  long-term debt................     17,590       31,551        49,141         7,698        9,698        17,396
                                   --------     --------      --------      --------     --------      --------
                                   $611,553     $104,434      $715,987      $687,831     $130,421      $818,252
                                   ========     ========      ========      ========     ========      ========

    (a) On January 2, 2002, the Company entered into a revolving credit facility (the "Credit Facility"). The Credit Facility has a maximum availability of the lesser of $75,000,000 (including $35,000,000 in the form of letters of credit) or an amount (determined pursuant to a borrowing base calculation) equal to the sum of (a) 80% of eligible accounts receivable plus (b) the lesser of (i) 50% of the value of eligible inventory and

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 4.  LONG-TERM DEBT (CONTINUED)
       (ii) $15,000,000 plus (c) the lesser of (i) 25% of the book value of real property on which the collateral agent for the lenders has a first priority mortgage and (ii) $40,000,000. The Credit Facility may be used primarily to fund the Company's working capital needs and initially bears interest at a rate per annum equal to the J.P. Morgan Chase & Co. prime rate, plus 1% or, at the Company's option, LIBOR plus 2.5%. A fee of 2.5% is charged on letters of credit and a commitment fee of 0.50% is charged on the unused portion of the Credit Facility. Material covenants include a requirement to maintain a minimum tangible net worth, required earnings before interest, taxes, and depreciation and amortization to fixed charge coverage ratios and a yearly maximum on capital expenditures. The Credit Facility expires on January 2, 2003, and is secured by specified real property and substantially all personal property of the Company and specified subsidiaries. On November 14, 2002, the Company announced a one-year extension of the Credit Facility expiring January 2, 2004. As of October 5, 2002, the Company's borrowing base was approximately $65,000,000, less approximately $21,800,000 in outstanding letters of credit.

    (b) Subsidiary credit agreement provides for (1) a senior secured amortization extended term loan facility in an aggregate principal amount of $75,000,000, and (2) a senior secured revolving credit facility in an aggregate principal amount of $10,000,000, which remains undrawn at October 5, 2002. The subsidiary is required to maintain certain defined financial ratios. As of October 5, 2002, the Company was accruing interest at 4.94% on its outstanding borrowings under the term loan facility. The Company pays a commitment fee of 0.50% on the unused portion of the revolving credit facility. The subsidiary credit agreement is payable, subject to certain conditions, in the principal amount of approximately $5 million in 2002, $26 million in May 2003, and $26 million upon maturity in November 2003.

    (c) On January 2, 2002, the Company issued 11.00% Senior secured notes, due in 2007. Interest is payable semi-annually on June 15 and December 15. The first interest payment was made on June 17, 2002. The notes are secured by all personal property (subject to certain restrictions) of the Company and specified subsidiaries, and specified funeral home real property assets of the Company, subordinated to the security interests securing the Credit Facility. The notes are redeemable at any time at the option of the Company at 100% of the stated principal amount, plus accrued and unpaid interest to (but not including) the redemption date. Furthermore, the notes are subject to mandatory redemption in the principal amount of $10,000,000, $20,000,000, $30,000,000 and
       $40,000,000, if such amounts are outstanding on January 2, 2003, January 2, 2004, January 3, 2005 and January 2, 2006, respectively. On July 25, 2002, the Company completed an optional redemption of $15,000,000 in principal amount, plus accrued interest.

    (d) The indenture for the subsidiary 9.5% Senior subordinated notes, due November 15, 2004, limits the subsidiary's payment of dividends and repurchase of its common stock, and includes certain other restrictions and limitations on its indebtedness. Interest is payable semi-annually. The security for the notes is subordinate to the prior claims of the bank credit agreement described in note (b), above. The carrying amount is net of an unamortized discount of $2,463,000 (December 31, 2001 -- $3,200,000).

    (e) On January 2, 2002, the Company issued 12.25% Senior unsecured notes, due in 2004. On April 26, 2002, the notes were redeemed for a total redemption price of $49,599,000, plus accrued interest to (but not including) April 26, 2002.

    (f) On January 2, 2002, the Company issued 12.25% Senior unsecured notes, due in 2009. Interest is payable semi-annually on March 15 and September 15. The notes are redeemable on and after January 2, 2005, at the option of the Company, in whole or in part, at a price equal to 106.25% of the stated principal amount if redeemed from January 2, 2005 to January 1, 2006, at a price equal to 103.125% of the stated principal amount if redeemed from January 2, 2006 to January 1, 2007, and at a price equal to 100% of the stated principal amount if redeemed on or after January 2, 2007, plus accrued and unpaid interest to (but not including) the applicable redemption date.

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 4.  LONG-TERM DEBT (CONTINUED)
    (g) On January 2, 2002, the Company issued 12.25% Convertible subordinated notes, due in 2012. Interest is payable semi-annually on March 15 and September 15. The notes are convertible at the holders' option at any time into the Company's Common stock at an initial conversion rate of $17.17 per share, adjusted for subsequent dividends, stock splits and issuance of rights, options and warrants. The carrying amount includes unamortized premium of $8,308,000 (December 31, 2001 -- $9,001,000). The notes are redeemable at the option of the Company, in whole or in part, at 100% of the stated principal amount, plus accrued and unpaid interest to (but not including) the applicable redemption date, provided however, that prior to January 2, 2004, the Company may not optionally redeem the notes unless the then-market price of the Common stock is at least 15% greater than the then-applicable conversion price.

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

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 5.  CONTINGENCIES

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

THE LOEWEN GROUP INC., ET AL. V. THE UNITED STATES OF AMERICA

    In October 1998, the Predecessor and Raymond L. Loewen, the then-Chairman and Chief Executive Officer of the Predecessor, filed a claim against the United States government for damages under the arbitration provisions of the North American Free Trade Agreement ("NAFTA"). The claimants contend that they were damaged as a result of breaches by the United States of its obligations under NAFTA in connection with certain litigation in the State of Mississippi entitled O'KEEFE VS. THE LOEWEN GROUP INC. Specifically, the plaintiffs allege that they were subjected to discrimination, a denial of justice, a denial of the fair and equitable treatment and full protection and security guaranteed by NAFTA and an uncompensated expropriation, all in violation of NAFTA. The NAFTA claims are currently the subject of a pending proceeding before an arbitration panel (the "Arbitration Tribunal") appointed pursuant to the

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 5.  CONTINGENCIES (CONTINUED)
rules of the International Centre for Settlement of Investment Disputes. In January 2001, the Arbitration Tribunal issued a ruling rejecting certain of the United States government's jurisdictional challenges and scheduled a hearing on the merits of the NAFTA claims, held on October 15-19, 2001. A motion relating to the jurisdiction of this matter was heard on June 5, 2002. The matter is now pending before the Arbitration Tribunal.

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

NOTE 6.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to the statements of cash flows consist of the following:

                                                     16 WEEKS          40 WEEKS
                                                       ENDED             ENDED
                                                  OCTOBER 5, 2002   OCTOBER 5, 2002
                                                  ---------------   ---------------
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade.......................................     $     26          $  9,293
    Other.......................................       (3,135)            7,238
  Inventories...................................         (677)            1,009
  Prepaid expenses..............................        2,616              (220)
  Pre-need funeral contracts....................       (2,953)            3,609
  Pre-need cemetery contracts...................       16,153            19,951
  Cemetery property.............................       (3,107)           (7,510)
  Other assets..................................       (1,031)           (4,861)
Increase (decrease) in liabilities:
  Accounts payable and accrued liabilities......      (20,258)          (32,297)
  Deferred pre-need funeral contract revenue....        3,207           (15,466)
  Deferred pre-need cemetery contract revenue...        2,048             7,719
  Other liabilities.............................          166            (2,876)
  Insurance policy liabilities..................       13,566            26,529
  Other changes in non-cash balances............       (4,071)           (1,207)
                                                     --------          --------
                                                     $  2,550          $ 10,911
                                                     ========          ========
Supplemental information:
  Interest paid.................................     $ 36,547          $ 56,491
  Income taxes paid.............................        2,295             6,944
  Bad debt expense..............................        2,273             6,095
  Non-cash investing and financing activities:
    Stock issued in connection with
      Predecessor's key employee retention
      plan......................................           --               262
    Stock issued as compensation in lieu of
      cash......................................          464               479
    Capital leases..............................         (235)              505

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 7.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts is as follows:

                                                              OCTOBER 5,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   -------------
                                                              (UNAUDITED)
Receivables, net of allowances:
  Customer receivables......................................  $   62,390     $   81,202
  Allowance for doubtful accounts...........................     (17,078)       (26,291)
  Other.....................................................      11,304         19,041
                                                              ----------     ----------
                                                              $   56,616     $   73,952
                                                              ==========     ==========
Pre-need funeral contracts:
  Customer receivables......................................  $   47,170     $   52,486
  Amounts receivable from funeral trusts....................     347,608        351,964
  Amounts receivable from third-party insurance companies...     617,668        628,987
  Allowance for contract cancellations and refunds..........     (16,274)       (22,791)
  Insurance policies in force with subsidiary insurance
    company.................................................     154,772        120,346
                                                              ----------     ----------
  Total value of pre-need funeral contracts.................   1,150,944      1,130,992
    less: Insurance policies in force with subsidiary
      insurance company.....................................    (154,772)      (120,346)
                                                              ----------     ----------
                                                              $  996,172     $1,010,646
                                                              ==========     ==========
Pre-need cemetery contracts:
  Customer receivables......................................  $  112,117     $  137,912
  Unearned finance income...................................      (9,637)       (12,802)
  Allowance for contract cancellations and refunds..........     (35,093)       (31,556)
                                                              ----------     ----------
                                                                  67,387         93,554
  Amounts receivable from cemetery trusts...................     374,337        387,418
                                                              ----------     ----------
                                                              $  441,724     $  480,972
                                                              ==========     ==========
Cemetery property:
  Developed land and lawn crypts............................  $   46,417     $   48,531
  Undeveloped land..........................................      31,843         30,939
  Mausoleums................................................      71,995         72,297
                                                              ----------     ----------
                                                              $  150,255     $  151,767
                                                              ==========     ==========
Property and equipment:
  Land......................................................  $  195,087     $  195,620
  Buildings and improvements................................     374,175        378,754
  Automobiles...............................................      16,830         15,128
  Furniture, fixtures and equipment.........................      41,160         38,705
  Computer hardware and software............................      10,247          9,028
  Accumulated depreciation and amortization.................     (22,935)            --
                                                              ----------     ----------
                                                              $  614,564     $  637,235
                                                              ==========     ==========
Accounts payable and accrued liabilities:
  Trade payables............................................  $   16,027     $   17,902
  Interest..................................................      14,999          4,085
  Accrued liabilities.......................................      78,411         94,239
  Other.....................................................      42,203         69,200
                                                              ----------     ----------
                                                              $  151,640     $  185,426
                                                              ==========     ==========

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 8.  SEGMENTED INFORMATION

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

FOR THE 16 WEEKS ENDED OCTOBER 5, 2002    FUNERAL     CEMETERY   INSURANCE    OTHER     CONSOLIDATED
--------------------------------------   ----------   --------   ---------   --------   ------------
Revenue earned from external sales.....  $  149,368   $ 53,198   $ 37,959    $     --    $  240,525
Earnings (loss) from operations........    (224,358)     1,975      6,189     (10,107)     (226,301)
Depreciation and amortization..........       8,128      4,334        282         602        13,346
Provision for goodwill impairment......     242,204         --         --          --       242,204

    The following table reconciles loss from operations of reportable segments to total loss from operations and identifies the components of "Other" segment loss from operations:

                                                                  16 WEEKS
                                                                   ENDED
                                                              OCTOBER 5, 2002
                                                              ----------------
Loss from operations of funeral, cemetery and insurance
  segments..................................................      $(216,194)
Other expenses of operations:
  General and administrative expenses.......................        (10,107)
                                                                  ---------
Total loss from operations..................................      $(226,301)
                                                                  =========

FOR THE 40 WEEKS ENDED OCTOBER 5, 2002    FUNERAL     CEMETERY   INSURANCE    OTHER     CONSOLIDATED
--------------------------------------   ----------   --------   ---------   --------   ------------
Revenue earned from external sales.....  $  407,703   $131,251   $ 90,805    $     --    $  629,759
Earnings (loss) from operations........    (158,821)     6,150     14,806     (33,650)     (171,515)
Depreciation and amortization..........      19,981     10,722        282       1,457        32,442
Provision for goodwill impairment......     242,204         --         --          --       242,204

Total assets, as at:
  October 5, 2002 (unaudited)..........  $1,860,723   $766,694   $432,431    $ 90,402    $3,150,250
  December 31, 2001....................   2,214,514    750,896    382,970     154,723     3,503,103

Goodwill, as at:
  October 5, 2002 (unaudited)..........  $  335,763   $     --   $     --    $     --    $  335,763
  December 31, 2001....................     565,838         --         --          --       565,838

                             ALDERWOODS GROUP, INC.

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 8.  SEGMENTED INFORMATION (CONTINUED)
    The following table reconciles loss from operations of reportable segments to total loss from operations and identifies the components of "Other" segment loss from operations:

                                                                  40 WEEKS
                                                                   ENDED
                                                              OCTOBER 5, 2002
                                                              ----------------
Loss from operations of funeral, cemetery and insurance
  segments..................................................      $(137,865)
Other expenses of operations:
  General and administrative expenses.......................        (33,650)
                                                                  ---------
Total loss from operations..................................      $(171,515)
                                                                  =========

NOTE 9.  LOSS PER SHARE

    The basic and diluted loss per share computations for net loss were as follows:

                                                       16 WEEKS           40 WEEKS
                                                        ENDED              ENDED
                                                   OCTOBER 5, 2002    OCTOBER 5, 2002
                                                   ----------------   ----------------
Loss (numerator):
Net loss attributable to Common stockholders.....      $(254,215)         $(245,401)
                                                       =========          =========
Shares (denominator):
  Basic and diluted weighted average number of
    shares of Common stock outstanding
    (thousands)..................................         39,932             39,909
                                                       =========          =========

    Employee and director stock options to purchase 3,515,000 shares of Common stock, and the 12.25% Convertible subordinated notes, due in 2012, were not included in the computation of diluted earnings per share, because they were anti-dilutive.

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

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

    THE FOLLOWING INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF THE LOEWEN
GROUP INC. (THE "PREDECESSOR") ARE NOT COMPARABLE WITH THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS ISSUED BY ALDERWOODS GROUP, INC. SUBSEQUENT TO THE IMPLEMENTATION OF THE FOURTH AMENDED JOINT PLAN OF REORGANIZATION OF LOEWEN GROUP INTERNATIONAL, INC., ITS PARENT CORPORATION AND CERTAIN OF THEIR DEBTOR SUBSIDIARIES, AS MODIFIED (THE "PLAN"), DUE TO THE SIGNIFICANT CHANGES IN THE FINANCIAL AND LEGAL STRUCTURE OF ALDERWOODS GROUP, INC. AND THE APPLICATION OF FRESH START REPORTING, AS AT DECEMBER 31, 2001, RESULTING FROM CONFIRMATION AND IMPLEMENTATION OF THE PLAN AND CHANGES IN ACCOUNTING POLICIES AND FISCAL ACCOUNTING PERIODS ADOPTED BY THE COMPANY. ACCORDINGLY, ALDERWOODS
GROUP, INC.'S INTERIM CONSOLIDATED FINANCIAL STATEMENTS AS AT AND FOR THE 16 WEEKS ENDED OCTOBER 5, 2002, AND 40 WEEKS ENDED OCTOBER 5, 2002, DO NOT INCLUDE COMPARABLE OPERATING AND CASH FLOW INFORMATION. CERTAIN INTERIM CONSOLIDATED FINANCIAL INFORMATION OF THE LOEWEN GROUP INC. MAY BE OF LIMITED INTEREST TO THE STOCKHOLDERS OF ALDERWOODS GROUP, INC., AND HAS BEEN INCLUDED FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001, AND NINE MONTHS ENDED SEPTEMBER 30, 2001, IN THIS QUARTERLY REPORT ON FORM 10-Q.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                       EXPRESSED IN THOUSANDS OF DOLLARS
           EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES OUTSTANDING

                                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30, 2001     SEPTEMBER 30, 2001
                                                           --------------------   --------------------
                                                           (RESTATED -- NOTE 2)   (RESTATED -- NOTE 2)
Revenue
  Funeral................................................        $121,307                 $394,982
  Cemetery...............................................          51,854                  160,168
  Insurance..............................................          28,240                   78,434
                                                                 --------                 --------
                                                                  201,401                  633,584
                                                                 --------                 --------
Costs and expenses
  Funeral................................................          90,250                  285,836
  Cemetery...............................................          41,807                  126,057
  Insurance..............................................          22,751                   66,453
                                                                 --------                 --------
                                                                  154,808                  478,346
                                                                 --------                 --------
                                                                   46,593                  155,238

Expenses
  General and administrative.............................          17,096                   49,414
  Depreciation and amortization..........................          13,582                   39,970
  Provision for asset impairment.........................          14,703                  155,184
                                                                 --------                 --------
                                                                   45,381                  244,568
                                                                 --------                 --------
Earnings (loss) from operations..........................           1,212                  (89,330)

Interest on long-term debt...............................           1,207                    5,940
Reorganization costs.....................................          13,737                   33,828
Gain on disposal of subsidiaries and other income........          (3,561)                 (50,113)
                                                                 --------                 --------
Loss before income taxes.................................         (10,171)                 (78,985)
Income taxes.............................................          10,717                     (467)
                                                                 --------                 --------
Net loss.................................................        $(20,888)                $(78,518)
                                                                 ========                 ========
Basic and diluted loss per Common share:
Net loss.................................................        $  (0.31)                $  (1.15)
                                                                 ========                 ========
Basic and diluted weighted average number of shares
  outstanding (thousands)................................          74,145                   74,145
                                                                 ========                 ========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30, 2001     SEPTEMBER 30, 2001
                                                           --------------------   --------------------
                                                           (RESTATED -- NOTE 2)   (RESTATED -- NOTE 2)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net loss...............................................        $(20,888)                $(78,518)
  Items not affecting cash
    Depreciation and amortization........................          17,121                   52,211
    Provision for asset impairment.......................          14,703                  155,184
    Gain on disposition of assets and investments........          (3,561)                 (50,113)
    Deferred income taxes................................           5,784                  (13,647)
Other, including net changes in other non-cash
  balances...............................................           8,677                    6,824
                                                                 --------                 --------
                                                                   21,836                   71,941
                                                                 --------                 --------
Investing
  Proceeds on disposition of assets and investments......           4,683                   56,271
  Purchase of property and equipment.....................          (6,072)                 (19,352)
  Purchase of insurance invested assets..................         (64,382)                (127,852)
  Proceeds on disposition and maturities of insurance
    invested assets......................................          54,257                   99,095
                                                                 --------                 --------
                                                                  (11,514)                   8,162
                                                                 --------                 --------
Financing
  Repayment of long-term debt............................          (2,364)                 (10,827)
                                                                 --------                 --------
Increase in cash and cash equivalents....................           7,958                   69,276
Cash and cash equivalents, beginning of period...........         220,408                  159,090
                                                                 --------                 --------
Cash and cash equivalents, end of period.................        $228,366                 $228,366
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

ACCOUNTING CHANGE

    The Predecessor implemented the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") effective January 1, 2000, which resulted in a change in revenue recognition for pre-need funeral contracts and pre-need cemetery contracts. The Predecessor's previously published financial information for the three and nine months ended
September 30, 2001, was prepared on a basis that did not fully reflect the adoption of SAB 101. The interim financial statements presented herein, have been restated to give effect to SAB 101. Due to the volume of historical pre-need funeral and cemetery contracts involved in the restatement and the lack of certain transactional information related to such contracts, certain estimation methods have been utilized by Alderwoods Group to restate the Predecessor's revenue, as a result of the implementation of SAB 101. These estimation methods have been consistently applied.

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

                                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30, 2001    SEPTEMBER 30, 2001
                                                            -------------------   -------------------
Loss as previously reported under partial implementation
  of SAB 101..............................................       $(56,985)             $(198,820)
Adjustment to give effect to SAB 101......................         36,097                120,302
                                                                 --------              ---------
Net loss, restated........................................       $(20,888)             $ (78,518)
                                                                 ========              =========

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

    At March 31, 2001, June 30, 2001, and September 30, 2001, the Predecessor further revised its estimates of expected proceeds of the locations held for disposal and identified other locations, which were not part of the previously-announced disposition properties, as probable for sale. Consequently, additional pre-tax asset impairment provisions of $15,306,000, $125,175,000 and $14,703,000 for the three months ended March 31, 2001, June 30, 2001, and September 30, 2001, respectively, were recorded.

    The asset impairment provisions were based on management estimates.

    During the three months ended September 30, 2001, the Predecessor sold 18 funeral homes and five cemeteries for gross proceeds of $4,649,000, before closing and net settlement cost recovery of $(34,000), resulting in a pre-tax gain of $4,683,000. During the nine months ended September 30, 2001, the Predecessor sold 95 funeral homes and 75 cemeteries for gross proceeds of $56,595,000, before closing and other settlement costs of $324,000, resulting in a pre-tax gain of $56,271,000.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 4.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to the statements of cash flows consist of the following:

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                            SEPTEMBER 30, 2001     SEPTEMBER 30, 2001
                                           --------------------   --------------------
                                           (RESTATED -- NOTE 2)   (RESTATED -- NOTE 2)
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade................................        $   (326)                $  6,664
    Other................................            (731)                   7,960
  Inventories............................           1,142                     (490)
  Prepaid expenses.......................           2,870                  (10,818)
  Amounts receivable from cemetery
    trusts...............................          (7,849)                 (35,130)
  Customer installment contracts, net of
    allowances...........................          11,177                   38,486
  Cemetery property......................             660                    4,869
  Other assets...........................            (186)                    (946)
Increase (decrease) in liabilities,
  including certain liabilities subject
  to compromise:
  Accounts payable and accrued
    liabilities..........................           2,364                   (5,292)
  Deferred pre-need funeral
    contract revenue.....................             438                    1,301
  Deferred pre-need cemetery contract
    revenue..............................         (11,662)                 (52,205)
  Other liabilities......................             518                   11,999
  Insurance policy liabilities...........           6,783                   19,998
  Other changes in non-cash balances.....           3,479                   20,428
                                                 --------                 --------
                                                 $  8,677                 $  6,824
                                                 ========                 ========
Supplemental information:
  Interest paid..........................        $    706                 $  3,495
  Bad debt expense.......................           5,246                   16,701
  Income taxes paid......................           6,579                   10,815
Non-cash investing and financing
  activities:
  Capital leases.........................          (1,811)                  (5,100)

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
(RESTATED -- NOTE 2)                            FUNERAL    CEMETERY    INSURANCE    OTHER     CONSOLIDATED
---------------------------------------------   --------   ---------   ---------   --------   ------------
Revenue earned from external sales.........     $121,307   $  51,854    $28,240    $     --     $201,401
Earnings (loss) from operations............       17,009      (3,331)     5,478     (17,944)       1,212
Depreciation and amortization..............        9,186       1,628          8       2,760       13,582

    The following table reconciles earnings from operations of reportable segments to total earnings from operations and identifies the components of "Other" segment loss from operations:

                                                               THREE MONTHS ENDED
                                                               SEPTEMBER 30, 2001
                                                              --------------------
                                                              (RESTATED -- NOTE 2)
Earnings from operations of funeral, cemetery and insurance
  segments..................................................        $ 19,156
Other expenses of operations:
  General and administrative expenses.......................         (17,944)
                                                                    --------
Total earnings from operations..............................        $  1,212
                                                                    ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(RESTATED -- NOTE 2)                           FUNERAL    CEMETERY    INSURANCE    OTHER     CONSOLIDATED
--------------------------------------------   --------   ---------   ---------   --------   ------------
Revenue earned from external sales.........    $394,982   $ 160,168    $78,434    $     --     $633,584
Earnings (loss) from operations............      53,863    (110,144)    11,944     (44,993)     (89,330)
Depreciation and amortization..............      28,638       5,236         23       6,073       39,970

    The following table reconciles loss from operations of reportable segments to total loss from operations and identifies the components of "Other" segment loss from operations:

                                                               NINE MONTHS ENDED
                                                               SEPTEMBER 30, 2001
                                                              --------------------
                                                              (RESTATED -- NOTE 2)
Loss from operations of funeral, cemetery and insurance
  segments..................................................          $(44,337)
Other expenses of operations:
  General and administrative expenses.......................           (44,993)
                                                                      --------
Total loss from operations..................................          $(89,330)
                                                                      ========

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

              (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS)

NOTE 6.  LOSS PER SHARE

    The basic and diluted earnings per share computations for net income was as follows:

                                             THREE MONTHS
                                                ENDED            NINE MONTHS ENDED
                                          SEPTEMBER 30, 2001     SEPTEMBER 30, 2001
                                         --------------------   --------------------
                                         (RESTATED -- NOTE 2)   (RESTATED -- NOTE 2)
Loss (numerator):
Net loss...............................         $(20,888)               $(78,518)
Less: provision for Preferred stock
  dividends............................            2,134                   6,435
                                                --------                --------
Net loss attributable to Common
  stockholders.........................         $(23,022)               $(84,953)
                                                ========                ========

Shares (denominator):
  Basic and diluted weighted average
    number of shares of Common stock
    outstanding (thousands)............           74,145                  74,145
                                                ========                ========

    As a result of the Predecessor's reorganization proceedings, the Predecessor was not accepting requests to exercise stock options or convert Preferred stock. Accordingly, there was no Common stock issuable with respect to stock options and Preferred stock at September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Unless the context otherwise requires (a) "Alderwoods Group" refers to Alderwoods Group, Inc., a Delaware corporation, (b) "Loewen Group" or the "Predecessor" refers to The Loewen Group Inc., a British Columbia corporation,
(c) "Loewen International" refers to Loewen Group International, Inc., a Delaware corporation and a wholly-owned subsidiary of Loewen Group which, on January 2, 2002, was reorganized and renamed Alderwoods Group, Inc. and thereupon ceased to be affiliated with Loewen Group, (d) the "Company" refers to Alderwoods Group together with its subsidiaries and associated companies,
(e) "Debtors" refers to, collectively, Loewen Group, Loewen International and their debtor subsidiaries, and (f) "Loewen Companies" refers to Loewen Group, Loewen International and their subsidiaries.

OVERVIEW

    Alderwoods Group is the second largest operator of funeral homes and cemeteries in North America. As of October 5, 2002, the Company operated
788 funeral homes, 185 cemeteries and 64 combination funeral homes and cemeteries throughout North America and 39 funeral homes in the United Kingdom. The Company provides funeral and cemetery services and products on both an at-need basis (time of death) and pre-need basis. In support of its pre-need business, the Company operates insurance subsidiaries that provide customers with a funding mechanism for the pre-arrangement of funerals.

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

    Detailed below are the operating results of the Company for the 16 weeks ended October 5, 2002, and 40 weeks ended October 5, 2002, and the Predecessor for the three months ended September 30, 2001, and nine months ended
September 30, 2001. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of revenue, except for income taxes, which are presented as a percentage of earnings before income taxes.

    The operations of the Company comprise, and the operations of the Predecessor comprised, three businesses: funeral homes, cemeteries and insurance. Additional segment information is provided in

Note 8 and Note 5 of the Company's and Predecessor's interim consolidated financial statements, respectively.

                                                  ALDERWOODS GROUP                               PREDECESSOR
                                       ---------------------------------------   -------------------------------------------
                                            16 WEEKS             16 WEEKS            THREE MONTHS           THREE MONTHS
                                             ENDED                ENDED                 ENDED                  ENDED
                                        OCTOBER 5, 2002      OCTOBER 5, 2002      SEPTEMBER 30, 2001     SEPTEMBER 30, 2001
                                       ------------------   ------------------   --------------------   --------------------
                                         (IN MILLIONS)        (PERCENTAGES)         (IN MILLIONS)          (PERCENTAGES)
Revenue
  Funeral............................       $ 149.4                 62.1                $121.3                   60.3
  Cemetery...........................          53.2                 22.1                  51.9                   25.7
  Insurance..........................          37.9                 15.8                  28.2                   14.0
                                            -------               ------                ------                  -----
    Total............................       $ 240.5                100.0                $201.4                  100.0
                                            -------               ------                ------                  -----
Gross margin
  Funeral............................       $  18.2                 12.2                $ 31.1                   25.6
  Cemetery...........................           2.0                  3.8                  10.0                   19.4
  Insurance..........................           6.2                 16.3                   5.5                   19.4
                                            -------                                     ------
    Total............................          26.4                 11.0                  46.6                   23.1
Expenses
  General and administrative.........          10.1                  4.2                  17.1                    8.5
  Depreciation and amortization......            --                   --                  13.6                    6.7
  Provision for goodwill
    impairment.......................         242.2                100.7                    --                     --
  Provision for asset impairment.....           0.4                  0.2                  14.7                    7.3
                                            -------                                     ------
Earnings (loss) from operations......        (226.3)               (94.1)                  1.2                    0.6
Interest on long-term debt...........          26.2                 10.9                   1.2                    0.6
Reorganization costs.................            --                   --                  13.7                    6.8
Gain on disposal of subsidiaries and
  other expenses (income)............           1.8                  0.7                  (3.5)                  (1.7)
                                            -------                                     ------
Loss before income taxes.............        (254.3)              (105.7)                (10.2)                  (5.1)
Income taxes.........................           0.1                  n/a                  10.7                    n/a
                                            -------                                     ------
Net loss.............................       $(254.2)              (105.7)               $(20.9)                 (10.4)
                                            =======                                     ======

16 WEEKS ENDED OCTOBER 5, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR THE 16 WEEKS ENDED OCTOBER 5, 2002, ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FULL FISCAL YEAR OR FOR ANY OTHER INTERIM PERIOD. ADDITIONALLY, A COMPARISON OF FINANCIAL PERFORMANCE WITH THE PREDECESSOR IS NOT MEANINGFUL AND SHOULD BE REVIEWED WITH CAUTION DUE TO:

    - SIGNIFICANT CHANGES IN THE FINANCIAL STRUCTURE OF THE COMPANY;

    - APPLICATION OF FRESH START REPORTING AT DECEMBER 31, 2001, AS A RESULT OF THE CONFIRMATION AND IMPLEMENTATION OF THE PLAN;

    - CHANGES IN ACCOUNTING POLICIES AND CERTAIN ACCOUNT CLASSIFICATIONS ADOPTED UPON EMERGENCE; AND

    - CHANGES IN THE FISCAL YEAR AND THE LENGTH OF QUARTERLY PERIODS.

    Consolidated revenue for the Company of $240.5 million for the 16 weeks ended October 5, 2002, increased approximately $39.1 million, or 19.4%, compared to approximately $201.4 million for the Predecessor's three months ended September 30, 2001, primarily as a result of approximately $33.7 million from the difference in the number of days in the Company's third quarter versus the Predecessor's third quarter, and approximately $22.7 million of Rose Hills Holding Corp. ("Rose Hills") revenue now consolidated in the Company's results, which was previously accounted for on an equity investment basis, partially offset by approximately $17.9 million related to 81 funeral and 80 cemetery locations sold or closed since July 1, 2001. Consolidated gross margin for the 16 weeks ended October 5, 2002, was approximately $26.4 million, a decline of approximately $20.2 million, or 43.2%, from the Predecessor's consolidated gross margin of approximately $46.6 million for the three months ended September 30, 2001. As a percentage of consolidated revenue, consolidated gross margin of the Company similarly declined from the Predecessor's 23.1% to 11.0%. The percentage decrease in consolidated gross margin is primarily attributed to the decline in funeral and cemetery gross margin (excluding the respective gross margin from Rose Hills, which reflects higher margin for cemetery and funeral) and insurance gross margin. Consolidated gross margin, as with revenue, was similarly impacted by the changes affecting comparability of the Company and the Predecessor.

    Funeral revenue for the Company of $149.4 million for the 16 weeks ended October 5, 2002, increased by $28.1 million, or 23.1%, compared to $121.3 million for the Predecessor's three months ended September 30, 2001. The increase is primarily due to (1) an estimated increase of approximately
$25.0 million from the difference in number of days in the Company's third quarter versus the Predecessor's third quarter, and (2) an increase of approximately $8.4 million from the inclusion of Rose Hills, now consolidated in the Company's operating results, which more than offset a reduction of approximately $6.0 million related to 81 funeral locations sold or closed since July 1, 2001. In addition, at locations in operation for all of the 16 weeks ended October 5, 2002, and the three months ended September 30, 2001, and after adjusting for the difference in the number of days in the respective quarters, the Company estimates that funeral revenue increased approximately $0.7 million and the number of funeral services performed decreased by 0.6%. Overall average funeral revenue per service for the Company for the 16 weeks ended October 5, 2002, was $3,719, compared to $3,682 for the Predecessor in the three months ended September 30, 2001.

    Funeral costs for the 16 weeks ended October 5, 2002, increased by approximately $40.9 million, primarily as a result of (1) an estimated increase of approximately $18.5 million from the difference in the number of days in the Company's third quarter versus the Predecessor's third quarter, (2) an increase of approximately $6.9 million from the inclusion of Rose Hills, and (3) an increase of approximately $8.5 million from regional manager and depreciation expense not previously included in funeral costs, partially offset by a reduction of approximately $2.9 million related to 81 funeral locations sold or closed since July 1, 2001.

    Pre-need funeral contracts written by the Company for the 16 weeks ended October 5, 2002, were approximately $51.9 million, compared to $29.1 million by the Predecessor for the three months ended September 30, 2001. The Company estimates that it has a backlog of approximately $1.2 billion in pre-need funeral contracts as of October 5, 2002. Approximately 16% of funeral volume for the 16 weeks ended October 5, 2002, was derived from the backlog, compared to approximately 22% from the Predecessor's backlog for the three months ended September 30, 2001.

    Overall funeral gross margin of the Company, as a percentage of revenue, decreased to 12.2% for the 16 weeks ended October 5, 2002, from the Predecessor's 25.6% for the three months ended September 30, 2001, primarily due to the increase in costs being at a rate higher than that commensurate with the revenue increase. The decline in gross margin as a percentage of revenue was also affected by the additional regional manager and depreciation expense, partially offset by the inclusion of Rose Hills.

    Cemetery revenue for the Company of $53.2 million for the 16 weeks ended October 5, 2002, increased approximately $1.3 million, or 2.6%, compared to $51.9 million for the Predecessor's three months ended September 30, 2001. The increase is primarily due to (1) an estimated increase of approximately
$8.7 million from the difference in number of days in the Company's third quarter versus the Predecessor's third quarter, and (2) an increase of approximately $14.3 million from the inclusion of Rose Hills, now consolidated in the Company's operating results, partially offset by a reduction of approximately $11.9 million related to cemetery locations sold since July 1, 2001. In addition, at locations in operation for all of the 16 weeks ended October 5, 2002, and the three months ended September 30, 2001, and after adjusting for the difference in the number of days in the respective quarters, the Company estimates that cemetery revenue declined approximately $9.8 million, of which $12.3 million was due to lower pre-need revenue. Pre-need revenue is impacted by the quantity of spaces sold, merchandise installed and services performed, as well as, to the extent revenue was deferred at December 31, 2001, the impact of fresh start reporting and the established fair value of the related deferred revenue being recognized.

    Cemetery costs for the 16 weeks ended October 5, 2002, increased by approximately $9.4 million, primarily as a result of (1) an increase of approximately $7.9 million from the difference in the number of days in the Company's third quarter versus the Predecessor's third quarter, and (2) an increase of approximately $10.5 million from the inclusion of Rose Hills, partially offset by a reduction of approximately $5.7 million related to 80 cemetery locations sold since July 1, 2001.

    Pre-need cemetery contracts written by the Company during the 16 weeks ended October 5, 2002, were approximately $27.4 million, approximately $7.9 million higher than those written by the Predecessor for the three months ended September 30, 2002, as the decrease due to 80 cemetery locations sold since
July 1, 2001, was more than offset by the effect of the longer fiscal quarter in 2002 versus 2001, and by the inclusion of Rose Hills' operating results and improved pre-need sales. Interments were approximately 17,700 for the 16 weeks ended October 5, 2002, of which approximately 82% were at-need and 18% were pre-need fulfillments.

    Overall cemetery gross margin of the Company for the 16 weeks ended
October 5, 2002, as a percentage of revenue, decreased to 3.8%, compared to 19.4% for the Predecessor for the three months ended September 30, 2001. The decrease was primarily due to the fixed nature of certain expenses, the cost increases of which were higher than that commensurate with the revenue increase experienced. The key components of the cemetery gross margin decline include the impact of the reduced fair value of revenue deferred at December 31, 2001, and recognized in 2002, and the additional regional manager and depreciation expense, partially offset by the inclusion of Rose Hills.

    Insurance revenue for the Company for the 16 weeks ended October 5, 2002, increased by approximately $9.7 million, or 34.4%, compared to the Predecessor for the three months ended September 30, 2001, primarily due to the difference in the number of days in the Company's third quarter versus the Predecessor's third quarter. Costs, consisting primarily of benefit and claims costs, commissions, policy reserve changes, and wages, increased by approximately
$9.0 million. As a result of the rate of revenue increase being more than offset by the higher rate of cost increases, primarily due to increased benefits and claim costs the overall insurance gross margin for the Company for the 16 weeks ended October 5, 2002, decreased to 16.3%, compared to 19.4% for the Predecessor for the three months ended September 30, 2001.

    General and administrative expenses for the Company for the 16 weeks ended October 5, 2002, were approximately $10.1 million, or 4.2% of consolidated revenue, substantially lower than the $17.1 million, or 8.5% of consolidated revenue, of the Predecessor for the three months ended September 30, 2001. The decline was due in part to a $5.0 million bonus accrual reversal, as it was determined unlikely that certain 2002 performance targets would be met. Additionally, the decline was due to the effects of classification in 2002 of certain regional manager costs as operating costs and depreciation as general and administrative expenses, estimated at approximately $6.7 million, being partially offset by the effects of the longer fiscal quarter in 2002, versus 2001, estimated at approximately $1.8 million. The classifications in 2002 more appropriately reflect the nature and source of such costs in line with industry practice. In addition, certain benefits continue to be derived from previous process and system enhancements developed throughout the Predecessor's reorganization process and now in place for the Company.

    As a result of the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") on December 31, 2001, goodwill is not amortized, but will be tested annually for impairment. The Predecessor's depreciation and amortization of $13.6 million for the three months ended September 30, 2001, included approximately $3.9 million of amortization of names and reputations.

    Under FAS 142, goodwill impairment is deemed to exist, and must then be further assessed, if a reporting unit's carrying amount exceeds its estimated fair value. The Company's reporting units are funeral, cemetery and insurance, which are consistent with the Company's operating segments. All of the Company's goodwill is recorded in the funeral reporting unit. In accordance with FAS 142, the Company undertook its annual goodwill impairment review during the 16 weeks ended October 5, 2002, and, as a result, a goodwill impairment provision of $242.2 million for the funeral reporting unit was recorded for the 16 weeks ended October 5, 2002. In calculating the goodwill impairment provision, the fair value of the funeral reporting unit was determined by independent advisors using a discounted cash flow valuation methodology. The methods used to fair value the identifiable assets and liabilities were consistent with the methods used at "fresh start."

    The funeral reporting unit goodwill impairment provision was primarily the result of a reduction of the projected financial results used in the valuation of the funeral reporting unit compared to those used during the reorganization process and the determination of reorganization value as set forth in the Plan. The financial projections were reduced principally due to actual 2002 operating results. The lower valuation was also affected by the decline in the economy generally, as well as the decline in funeral industry-specific market values.

    Interest expense for the Company on long-term debt for the 16 weeks ended October 5, 2002, was approximately $26.2 million, an increase of approximately $25.0 million compared to the Predecessor for the three months ended
September 30, 2001, primarily reflecting interest expense on the Company's new debt issued on the Effective Date pursuant to the Plan, and Rose Hills' debt assumed by the Company at the same time. Interest expense includes amortization of approximately $0.3 million of discount on the 9.50% Senior subordinated notes, due in 2004 and approximately $0.3 million of premium on the 12.25% Convertible subordinated notes, due in 2012.

    Income tax recovery for the Company for the 16 weeks ended October 5, 2002, was approximately $0.1 million, compared to approximately $10.7 million of income tax expense for the Predecessor for the three months ended September 30, 2001. The Company's effective tax rate for the 16 weeks ended October 5, 2002, varied from the statutory tax rate, primarily because (1) the provision for goodwill impairment is not deductible for tax purposes, (2) the income tax benefits related to the pre-tax book loss from United States funeral and cemetery operations were fully offset by an increase in the valuation allowance, and (3) the losses incurred in the United States are not available to offset the tax expense in profitable jurisdictions. Future income and losses may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at October 5, 2002. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease in the valuation allowance established on the Effective Date would be treated as a reduction of goodwill with any excess over the value assigned to goodwill recognized as a capital transaction.

    The Company had approximately $45.5 million of cash and cash equivalents at October 5, 2002, a decrease of approximately $29.0 million since June 15, 2002, due primarily to the $15.0 million partial redemption of the 11.00% Senior secured notes due in 2007, on July 25, 2002, partially offset by operating cash flow of $6.5 million for the 16 weeks ended October 5, 2002. In addition, the Company had net proceeds on asset sales of $2.7 million, purchases of property and equipment of $7.0 million and net insurance asset purchases of approximately $13.9 million. The Company also made payments on the bank credit agreement, promissory notes and capitalized obligations of approximately $2.3 million.

                                                  ALDERWOODS GROUP                              PREDECESSOR
                                       ---------------------------------------   -----------------------------------------
                                            40 WEEKS             40 WEEKS            NINE MONTHS           NINE MONTHS
                                             ENDED                ENDED                 ENDED                 ENDED
                                        OCTOBER 5, 2002      OCTOBER 5, 2002     SEPTEMBER 30, 2001    SEPTEMBER 30, 2001
                                       ------------------   ------------------   -------------------   -------------------
                                         (IN MILLIONS)        (PERCENTAGES)         (IN MILLIONS)         (PERCENTAGES)
Revenue
  Funeral............................       $ 407.7                64.8                $395.0                  62.3
  Cemetery...........................         131.3                20.8                 160.2                  25.3
  Insurance..........................          90.8                14.4                  78.4                  12.4
                                            -------               -----                ------                 -----
    Total............................       $ 629.8               100.0                $633.6                 100.0
                                            -------               -----                ------                 -----
Gross margin
  Funeral............................       $  83.8                20.5                $109.2                  27.6
  Cemetery...........................           6.2                 4.7                  34.0                  21.3
  Insurance..........................          14.8                16.3                  12.0                  15.3
                                            -------                                    ------
    Total............................         104.8                16.6                 155.2                  24.5
Expenses
  General and administrative.........          33.7                 5.3                  49.4                   7.8
  Depreciation and amortization......            --                  --                  40.0                   6.3
  Provision for goodwill
    impairment.......................         242.2                38.4                    --                    --
  Provision for asset impairment.....           0.4                 0.1                 155.1                  24.5
                                            -------                                    ------
Earnings (loss) from operations......        (171.5)              (27.2)                (89.3)                (14.1)
Interest on long-term debt...........          67.4                10.7                   5.9                   0.9
Reorganization costs.................            --                  --                  33.8                   5.3
Gain on disposal of subsidiaries and
  other expenses (income)............           1.9                 0.3                 (50.0)                 (7.8)
                                            -------                                    ------
Loss before income taxes.............        (240.8)              (38.2)                (79.0)                (12.5)
Income taxes.........................           4.6                 n/a                  (0.5)                  n/a
                                            -------                                    ------
Net loss.............................       $(245.4)              (39.0)               $(78.5)                (12.4)
                                            =======                                    ======

40 WEEKS ENDED OCTOBER 5, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR THE 40 WEEKS ENDED OCTOBER 5, 2002, ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FULL FISCAL YEAR OR FOR ANY OTHER INTERIM PERIOD. ADDITIONALLY, A COMPARISON OF FINANCIAL PERFORMANCE WITH THE PREDECESSOR IS NOT MEANINGFUL AND SHOULD BE REVIEWED WITH CAUTION DUE TO:

    - SIGNIFICANT CHANGES IN THE FINANCIAL STRUCTURE OF THE COMPANY;

    - APPLICATION OF FRESH START REPORTING AT DECEMBER 31, 2001, AS A RESULT OF THE CONFIRMATION AND IMPLEMENTATION OF THE PLAN;

    - CHANGES IN ACCOUNTING POLICIES AND CERTAIN ACCOUNT CLASSIFICATIONS ADOPTED UPON EMERGENCE; AND

    - CHANGES IN THE FISCAL YEAR AND THE LENGTH OF QUARTERLY PERIODS.

    Consolidated revenue for the Company of $629.8 million for the 40 weeks ended October 5, 2002, decreased approximately $3.8 million, or 0.6%, compared to approximately $633.6 million for the Predecessor's nine months ended September 30, 2001, primarily as a result of a reduction of approximately
$53.4 million related to 158 funeral and 150 cemetery locations sold or closed since January 1, 2001, which was partially offset by approximately $9.1 million estimated to be the aggregate effect of the difference in the number of days in the Company's first, second and third quarters versus the Predecessor's first, second and third quarters, and by approximately $58.9 million of Rose Hills' revenue now consolidated in the Company's results, which was previously accounted for on an equity investment basis, and an increase of approximately $12.4 million of insurance revenue. Consolidated gross margin for the 40 weeks ended

October 5, 2002, was approximately $104.8 million, a decline of approximately $50.4 million, or 32.5%, from the Predecessor's consolidated gross margin of approximately $155.2 million for the nine months ended September 30, 2001. As a percentage of consolidated revenue, consolidated gross margin of the Company similarly declined from the Predecessor's 24.5% to 16.6%. The percentage decrease in consolidated gross margin is primarily attributed to the decline in funeral and cemetery gross margin (excluding the respective gross margin from Rose Hills, which reflect higher margin for cemetery and funeral), and insurance gross margin. Consolidated gross margin, as with revenue, was similarly impacted by the changes affecting comparability of the Company and the Predecessor.

    Funeral revenue for the Company of $407.7 million for the 40 weeks ended October 5, 2002, increased approximately $12.7 million, or 3.2%, compared to $395.0 million for the Predecessor's nine months ended September 30, 2001. The increase is primarily due to (1) an estimated increase of approximately
$6.8 million from the difference in the number of days in the Company's first, second and third quarters versus the Predecessor's first, second and third quarters, and (2) an increase of approximately $24.2 million from the inclusion of Rose Hills, now consolidated in the Company's operating results, which was partially offset by a reduction of approximately $17.7 million related to 158 funeral locations sold or closed since January 1, 2001. In addition, at locations in operation for all of the 40 weeks ended October 5, 2002, and the nine months ended September 30, 2001, and after adjusting for the difference in the number of days in the respective periods, the Company estimates that funeral revenue decreased approximately $0.6 million and the number of funeral services performed increased by 0.1%. Overall average funeral revenue per service for the Company for the 40 weeks ended October 5, 2002, was $3,706, compared to $3,670 for the Predecessor in the nine months ended September 30, 2001.

    Funeral costs for the 40 weeks ended October 5, 2002, increased approximately $38.1 million, primarily as a result of (1) an estimated increase of approximately $4.9 million from the difference in the number of days in the Company's first, second and third quarters versus the Predecessor's first, second and third quarters, (2) an increase of approximately $18.4 million from the inclusion of Rose Hills, and (3) an increase of approximately $20.6 million from regional manager and depreciation expense not previously included in funeral costs, partially offset by a reduction of approximately $13.8 million related to 158 funeral locations sold or closed since January 1, 2001.

    Pre-need funeral contracts written by the Company for the 40 weeks ended October 5, 2002, were approximately $129.4 million, compared to $84.1 million by the Predecessor for the nine months ended September 30, 2001. Approximately 23% of funeral volume for the 40 weeks ended October 5, 2002, was derived from the backlog, compared to approximately 22% from the Predecessor's backlog for the nine months ended September 30, 2001.

    Overall funeral gross margin of the Company, as a percentage of revenue, decreased to 20.5% for the 40 weeks ended October 5, 2002, from the Predecessor's 27.6% for the nine months ended September 30, 2001, primarily due to the increase in costs being at a rate higher than that commensurate with the revenue increase. The decline in gross margin as a percentage of revenue was affected by the additional regional manager and depreciation expense, partially offset by the inclusion of Rose Hills.

    Cemetery revenue for the Company of $131.3 million for the 40 weeks ended October 5, 2002, decreased approximately $28.9 million, or 18.1%, compared to $160.2 million for the Predecessor's nine months ended September 30, 2001. The decrease is primarily due to a reduction of approximately $35.6 million related to 150 cemetery locations sold since January 1, 2001, which was partially offset by an increase of approximately $34.7 million from the inclusion of Rose Hills, now consolidated in the Company's operating results, and an estimated increase of approximately $2.3 million from the difference in the number of days in the Company's first, second and third quarters versus the Predecessor's first, second and third quarters. At locations in operation for all of the 40 weeks ended October 5, 2002, and the nine months ended September 30, 2001, and after adjusting for the difference in the number of days in the respective quarters, the Company estimates that cemetery revenue declined approximately
$30.3 million,
due to lower pre-need revenue. Pre-need revenue is impacted by the quantity of spaces sold, merchandise installed and services performed, as well as, to the extent revenue was deferred at December 31, 2001, the impact of fresh start reporting and the established fair value of the related deferred revenue being recognized.

    Cemetery costs for the 40 weeks ended October 5, 2002, decreased approximately $1.0 million, primarily as a result of a reduction of approximately $18.1 million related to 150 cemetery locations sold since
January 1, 2001, which was more than offset by an increase of approximately $26.9 million from the inclusion of Rose Hills, and an increase of approximately $2.0 million from the difference in the number of days in the Company's first, second and third quarters versus the Predecessor's first, second and third quarters. In addition, at locations in operation for all of the 40 weeks ended October 5, 2002, and the nine months ended September 30, 2001, and after adjusting for the difference in the number of days in the respective periods, the Company estimates that cemetery costs declined approximately $11.8 million, due to lower costs of goods sold, primarily from the lower pre-need revenue.

    Pre-need cemetery contracts written by the Company during the 40 weeks ended October 5, 2002, were approximately $67.7 million, approximately $6.9 million higher than those written by the Predecessor for the nine months ended
September 30, 2002. The increase was due to the inclusion of Rose Hills' operating results, the cumulative effect of the longer fiscal period in 2002 versus 2001 and improved pre-need sales, which was partially offset by the decrease due to 150 cemetery locations sold since January 1, 2001. Interments were approximately 52,800 for the 40 weeks ended October 5, 2002, of which approximately 80% were at-need and 20% were pre-need fulfillments.

    Overall cemetery gross margin of the Company for the 40 weeks ended
October 5, 2002, as a percentage of revenue, decreased to 4.7%, compared to 21.3% for the Predecessor for the nine months ended September 30, 2001. The decrease was primarily due to the fixed nature of certain expenses, the cost reductions of which were not commensurate with the revenue declines experienced. The key components of this decline include the impact of the reduced fair value of revenue deferred at December 31, 2001, and recognized in 2002, and the additional regional manager and depreciation expense, partially offset by the inclusion of Rose Hills.

    Insurance revenue for the Company for the 40 weeks ended October 5, 2002, increased approximately $12.4 million, or 15.8%, compared to the Predecessor for the nine months ended September 30, 2001, primarily due to higher premium revenue of approximately $10.0 million and higher investment income of approximately $2.4 million. Costs, consisting primarily of benefit and claims costs, commissions, policy reserve changes, and wages, increased for the 40 weeks ended October 5, 2002, compared to the nine months ended September 30, 2001. The increase was primarily due to higher benefit claims, the longer fiscal period in 2002, versus 2001, and the classification of certain costs in 2002 to more appropriately reflect the nature of such costs. As a result of higher investment revenue, overall insurance gross margin for the Company for the 40 weeks ended October 5, 2002, increased to 16.3%, compared to 15.3% for the Predecessor for the nine months ended September 30, 2001.

    General and administrative expenses for the Company for the 40 weeks ended October 5, 2002, were $33.7 million, or 5.3% of consolidated revenue, substantially lower than the $49.4 million, or 7.8% of consolidated revenue, of the Predecessor for the nine months ended September 30, 2001. The decline was due in part to a $5.0 million bonus accrual reversal, as it was determined unlikely that certain 2002 performance targets would be met. Additionally, the decline was due to the effects of classification in 2002 of certain regional manager costs as operating costs and depreciation as general and administrative expenses, approximately $20.2 million, which was partially offset by the effects of the longer fiscal period in 2002, versus 2001, approximately $0.6 million. The classifications in 2002 more appropriately reflect the nature and source of such costs in line with industry practice. In addition, certain benefits continue to be derived from previous process and system enhancements developed throughout the Predecessor's reorganization process and now in place for the Company.

    As a result of the Company's adoption of FAS 142 on December 31, 2001, goodwill is not amortized, but will be tested annually for impairment. The Predecessor's depreciation and amortization of $39.9 million for the nine months ended September 30, 2001, included approximately $12.3 million of amortization of names and reputations.

    Under FAS 142, goodwill impairment is deemed to exist, and must then be further assessed, if a reporting unit's carrying amount exceeds its estimated fair value. The Company's reporting units are funeral, cemetery and insurance, which are consistent with the Company's operating segments. All of the Company's goodwill is recorded in the funeral reporting unit. In accordance with FAS 142, the Company undertook its annual goodwill impairment review during the 16 weeks ended October 5, 2002, and, as a result, a goodwill impairment provision of $242.2 million for the funeral reporting unit was recorded for the 40 weeks ended October 5, 2002. In calculating the goodwill impairment provision, the fair value of the funeral reporting unit was determined by independent advisors using a discounted cash flow valuation methodology. The methods used to fair value the identifiable assets and liabilities were consistent with the methods used at "fresh start."

    The funeral reporting unit goodwill impairment provision was primarily the result of a reduction of the projected financial results used in the valuation of the funeral reporting unit compared to those used during the reorganization process and the determination of reorganization value as set forth in the Plan. The financial projections were reduced principally due to actual 2002 operating results. The lower valuation was also affected by the decline in the economy generally, as well as the decline in funeral industry-specific market values.

    Interest expense for the Company on long-term debt for the 40 weeks ended October 5, 2002, was approximately $67.4 million, an increase of approximately $61.5 million compared to the Predecessor for the nine months ended
September 30, 2001, primarily reflecting interest expense on the Company's new debt issued on the Effective Date pursuant to the Plan, and Rose Hills' debt assumed by the Company at the same time. Of this amount, approximately
$1.9 million was related to the 12.25% Senior unsecured notes due in 2004, which were redeemed by the Company on April 26, 2002. Interest expense includes amortization of approximately $0.7 million of discount on the 9.50% Senior subordinated notes, due in 2004, and approximately $0.7 million of premium on the 12.25% Convertible subordinated notes, due in 2012.

    Income tax expense for the Company for the 40 weeks ended October 5, 2002, was approximately $4.6 million compared to approximately $0.5 million of income tax recovery for the Predecessor for the nine months ended September 30, 2001. The Company's effective tax rate for the 40 weeks ended October 5, 2002, varied from the statutory tax rate, primarily because (1) the provision for goodwill impairment is not deductible for tax purposes, and (2) the losses incurred in the United States are not available to offset the tax expense in profitable jurisdictions. Future income and losses may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at October 5, 2002. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease in the valuation allowance established on the Effective Date would be treated as a reduction of goodwill with any excess over the value assigned to goodwill recognized as a capital transaction.

    The Company's decrease in cash and cash equivalents of $56.0 million from December 31, 2001 to October 5, 2002, is due primarily to the $49.6 million redemption of the 12.25% Senior unsecured notes, due in 2004, on April 26, 2002, and the $15.0 million partial redemption of the 11.00% Senior secured notes, due in 2007, on July 25, 2002, partially offset by operating cash flow of $43.8 million for the 40 weeks ended October 5, 2002. In addition, the Company had net proceeds on asset sales of approximately $18.6 million, purchases of property and equipment of approximately $13.5 million and net insurance asset purchases of approximately $29.3 million. The Company made payments on the bank credit agreement, promissory notes and capitalized obligations of approximately $11.4 million.

    At December 31, 2001, the Company had accrued approximately $57.1 million of reorganization costs related to costs incurred during the Predecessor's reorganization, as well as costs incurred in connection with the actual emergence and various activities related thereto. Of this amount, the Company paid approximately $10.1 million and $32.0 million during the 16 weeks and 40 weeks ended October 5, 2002, respectively, resulting in a balance of approximately $23.1 million. While at this time the Company expects to pay the remaining balance during the remainder of fiscal year 2002, potential delays in the completion of the reorganization process may result in the payment of some portion of these reorganization costs in fiscal year 2003.

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

    As of October 5, 2002, the Company's borrowing base was approximately $65.0 million under the revolving credit facility (the "Revolving Credit Facility"), less approximately $21.8 million in outstanding letters of credit.

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

    On April 17, 2002, the Company called for the redemption of all its outstanding 12.25% Senior unsecured notes, due in 2004 (the "Two-Year Unsecured Notes"). On April 26, 2002, all outstanding Two-Year Unsecured Notes were redeemed for a total redemption price of $49.6 million, plus accrued interest to (but not including) April 26, 2002. On July 25, 2002, the Company completed an optional redemption of $15.0 million in principal amount, plus accrued interest, of the 11.00% Senior secured notes, due in 2007.

    The existing $75 million Revolving Credit Facility expires on January 2, 2003, and has been and is expected to remain undrawn for 2002, except for issued Letters of Credit, totaling approximately $22 million (reduced to $15 million subsequent to the quarter end), that secure various service arrangements for the Company. On November 14, 2002, the Company announced a one-year extension of the Revolving Credit Facility expiring January 2, 2004. The Company expects that the Revolving Credit Facility and its existing and projected cash flows will be sufficient to maintain its current level of operating activities through 2003.

    A portion of the Company's Rose Hill's non-recourse subsidiary debt matures in 2003, approximately $26 million in May 2003 and $26 million in November 2003, and while Rose Hill's cash flows will be sufficient to meet its operating needs through the first quarter of 2003, Rose Hill's projected cash flows will not be sufficient to meet these principal repayment requirements. However, though no agreement has yet been finalized, the Company and Rose Hills continue to actively pursue various refinancing options and expect that an agreement will be finalized prior to the initial payment due in May 2003.

    The Company's earnings before interest, taxes, depreciation and amortization of capital assets and amortization of grave spaces and provision for goodwill impairment ("EBITDA") and recurring free cash flow for the 16 weeks and 40 weeks ended October 5, 2002, are presented in the table below. Recurring free cash flow is calculated by adjusting cash provided by operations to exclude non-recurring items, and then subtracting maintenance capital expenditures. EBITDA and recurring free cash flow are not terms that have specific meaning in accordance with U.S. GAAP and may be calculated differently from other enterprises. They should not be considered in isolation from net earnings or operating cash flow measures calculated in accordance with U.S. GAAP.

                                                                  16 WEEKS           40 WEEKS
                                                                   ENDED              ENDED
                                                              OCTOBER 5, 2002    OCTOBER 5, 2002
                                                              ----------------   ----------------
                                                                     (MILLIONS OF DOLLARS)
EBITDA:
Loss from operations........................................       $(226.3)           $(171.5)
Depreciation and amortization...............................          13.3               32.4
Provision for goodwill impairment...........................         242.2              242.2
Provision for asset impairment..............................           0.4                0.4
                                                                   -------            -------
EBITDA......................................................       $  29.6            $ 103.5
                                                                   =======            =======
RECURRING FREE CASH FLOW:
Cash provided by operations.................................       $   6.5            $  43.8
Interest payable change.....................................          10.3              (10.9)
Net change of insurance invested assets.....................         (13.9)             (29.3)
Reorganization costs and emergence claims paid..............          11.2               39.9
                                                                   -------            -------
Adjusted cash provided by operations........................          14.1               43.5
Less: maintenance capital expenditures......................          (5.6)             (10.1)
                                                                   -------            -------
Recurring free cash flow....................................       $   8.5            $  33.4
                                                                   =======            =======

ACQUISITIONS AND DISPOSITIONS

    During the 40 weeks ended October 5, 2002, the Company acquired seven funeral homes in the United Kingdom for approximately $0.9 million.

    During the 40 weeks ended October 5, 2002, the Company sold or closed
34 funeral homes, 31 cemeteries and one combination funeral home and cemetery for net proceeds of approximately $18.6 million. At October 5, 2002, the Company had 12 funeral homes and 22 cemeteries under signed agreements for sale, with net assets and expected proceeds of approximately $3.4 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For information regarding the Company's exposure to certain market risks, see Item 7A. "--Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report as at December 31, 2001, on Form 10-K as filed with the SEC. As of October 5, 2002, there have been no material developments with respect to such matters since such Form 10-K was filed, except as noted below.

    The Company's debt instrument sensitivity to floating interest rates is based on the Company's floating rate debt being based in the United States. Accordingly, changes in U.S. interest rates can affect the interest paid on the Company's floating rate debt. The current mix of fixed and floating rate debt was determined by the Plan. At October 5, 2002, the Company's total fixed rate debt was $702.2 million, representing approximately 93% of total debt, and had a weighted average interest rate of 11.39%. The Company's floating interest rate exposure of $57.2 million at October 5, 2002, represents approximately 7% of total debt and had a weighted average interest rate of 4.9%. A one percent change in the applicable floating rate indices would cause an approximately
$0.6 million change in the Company's annual interest expense.

    The principal cash flows and the related weighted average interest rates as of October 5, 2002, are presented below. The carrying values of the Company's debt instruments are included in Note 4 to the Company's interim consolidated financial statements.

                    QUANTITATIVE DISCLOSURE OF MARKET RISKS

                                                        EXPECTED MATURITY DATE
                           --------------------------------------------------------------------------------
                             2002          2003          2004          2005          2006        THEREAFTER
                           --------      --------      --------      --------      --------      ----------
                                                        (DOLLARS IN THOUSANDS)
LONG-TERM DEBT(1)
Fixed rate US$ debt......   $1,500       $17,800       $110,900      $34,000       $42,400        $495,600
  Average rate...........    11.39%        11.42%         11.74%       11.81%        11.88%          11.88%
Floating rate US$ debt...   $4,600       $52,600       $     --      $    --       $    --        $     --
  Average rate...........     4.90%         4.90%            --           --            --              --

                            EXPECTED MATURITY DATE
                           ------------------------
                            TOTAL        FAIR VALUE
                           --------      ----------
                            (DOLLARS IN THOUSANDS)
LONG-TERM DEBT(1)
Fixed rate US$ debt......  $702,200       $671,400
  Average rate...........     11.39%
Floating rate US$ debt...  $ 57,200       $ 57,200
  Average rate...........      4.90%

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

ITEM 4.  CONTROLS AND PROCEDURES

    The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

    Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

    For information regarding the Company's legal proceedings, see Note 5 to the Company's interim consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, which Note 5 is incorporated herein by reference.

ITEM 5.  OTHER INFORMATION

                             STOCKHOLDER PROPOSALS

    The Company has selected May 1, 2003, as the date for its 2003 annual meeting of stockholders. Rule 14a-8 under the Securities Exchange Act of 1934, as amended, requires that any stockholder proposals be submitted to the Company for action at the Company's annual meeting of stockholders not less than 120 calendar days before the date of any proxy statement that the Company released to stockholders last year, or, if the Company did not send such a proxy statement (which the Company did not, given the reorganization of the Predecessor), a reasonable time before the Company begins to print and mail the proxy statement for its 2003 annual meeting of stockholders. The Company had previously disclosed its belief that the proxy statement would be mailed on or about March 1, 2003, for its 2003 annual meeting of stockholders and that, therefore, a reasonable time before such mailing for the purpose of any stockholder proposals would be a deadline of November 1, 2002. The Company now believes that the proxy statement will be mailed on or about April 1, 2003, and has extended the deadline for stockholder proposals to December 2, 2002.

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

THE COMPANY HAS SUBSTANTIAL DEBT

    1. SUBSTANTIAL LEVERAGE WILL CONTINUE. The Company's total carrying value of long-term indebtedness (including the current portion thereof) is $765.1 million as of October 5, 2002. While the Company believes that future operating cash flow, together with financing arrangements, will be sufficient to finance operating requirements under the Company's business plan, the Company's leverage and debt service requirements could make it more vulnerable to economic downturns in the markets the Company intends to serve or in the economy generally. The Company's indebtedness could restrict its ability to obtain additional financing in the future and, because the Company may be more leveraged than certain of its competitors, could place the Company at a competitive disadvantage.

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

THE TAX RATE IS UNCERTAIN

    1. EFFECTIVE INCOME TAX RATE MAY VARY. The Company expects that its effective income tax rate for 2002 and beyond may vary significantly from the statutory tax rate because (i) the provision for goodwill impairment is not deductible for tax purposes, (ii) income tax benefits may be offset by an increase in the valuation allowance due to the uncertainty regarding the ability to utilize the benefits in the future, (iii) the utilization of net operating loss carryforwards of certain foreign operating subsidiaries, (iv) the losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions, (v) there are differences between foreign and United States income tax rates, and (vi) many tax years are subject to audit by different tax jurisdictions.

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

CAPITAL STOCK: LACK OF ESTABLISHED MARKET AND DIVIDENDS NOT ANTICIPATED;
  ANTI-TAKEOVER EFFECTS

    1. THERE IS LIMITED TRADING HISTORY FOR THE COMMON STOCK AND THE WARRANTS; VOLATILITY IS POSSIBLE. In January 2002, the Company's Common stock and warrants commenced trading on The NASDAQ Stock Market, Inc. Due to the limited trading history of the Company's Common stock and warrants, there can be no assurance that an active market for the Common stock and warrants will develop or, if any such market does develop, that it will continue to exist or as to the degree of price volatility in any such market that does develop. Moreover, the Common stock and warrants were issued pursuant to the Plan to holders of claims in several classes of creditors, some of which may prefer to liquidate their investment rather than hold it on a long-term basis. Accordingly, it is anticipated that the market for the Common stock and warrants will be volatile, at least for an initial period after the Effective Date. In addition, the market price of the Common stock and warrants may be subject to significant fluctuations in response to numerous factors, including variations in the Company's annual or quarterly financial results or those of its competitors, changes by financial analysts in their estimates of the future earnings of the Company, conditions in the economy in general or in the death care industry in particular or unfavorable publicity. Additionally, there can be no assurance that the market value of the Common stock will exceed the exercise price of the warrants at any time prior to their expiration.

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

                        WEB SITE ACCESS TO PERIODIC AND
                                CURRENT REPORTS

    The Company makes its periodic and current reports available, free of charge, through its web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

  4.6 Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Angelo, Gordon & Co.

  4.7 Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual
                        Advisors, LLC

  4.8 Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and GSCP Recovery, Inc. and
                        GSC Recovery II, L.P.

  4.9 Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Oaktree Capital
                        Management, LLC

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

*10.29                  Employment Agreement dated June 6, 2002, by and between
                        Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.29 to the Form 10-Q of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed July 24, 2002)

*10.30                  Employment Agreement dated June 10, 2002, by and between
                        Alderwoods Group, Inc. and Cameron R.W. Duff (incorporated by reference to Exhibit 10.30 to Form 10-Q of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed July 24, 2002)

*10.31 Employment Agreement dated September 16, 2002, by and between Alderwoods Group, Inc. and Ross S. Caradonna**

*10.32                  Alderwoods Group, Inc. 2002 Equity Incentive Plan
                        (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed March 28, 2002)

*10.33                  Director Compensation Plan (incorporated by reference to
                        Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc.,
                        SEC File No. 000-33277, filed March 28, 2002)

------------------------

*   Indicates management contract or compensatory plan or arrangement.

**  Filed herewith.

(b) REPORTS ON FORM 8-K

    There were no Current Reports on Form 8-K filed by the Company during the 16 weeks ended October 5, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALDERWOODS GROUP, INC.

                                       By:               /s/ KENNETH A. SLOAN
                                            ----------------------------------------------
                                                           Kenneth A. Sloan
                                            SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                     (Principal Financial Officer
Dated: November 14, 2002                            and Chief Accounting Officer)

                                 CERTIFICATIONS

    I, Paul A. Houston, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Alderwoods
    Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                By:                /s/ PAUL A. HOUSTON
                                            -----------------------------------------------
                                                            Paul A. Houston
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR
                                                     (PRINCIPAL EXECUTIVE OFFICER)

    I, Kenneth A. Sloan, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Alderwoods
    Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                By:               /s/ KENNETH A. SLOAN
                                            ----------------------------------------------
                                                           Kenneth A. Sloan
                                            SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                   (PRINCIPAL FINANCIAL OFFICER AND
                                                      CHIEF ACCOUNTING OFFICER)

                                  EXHIBIT LIST

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
10.31                   Employment Agreement dated September 16, 2002, by and
                        between Alderwoods Group, Inc. and Ross S. Caradonna.