Form 10-K
period 2002-12-28
ALDERWOODS GROUP INC
filed 2003-03-26
CIK 927914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

(MARK ONE)

   /X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the 52 weeks ended December 28, 2002
                                        OR
   / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from       to

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes /X/ No / /

    The aggregate market value of the Common Stock and Warrants to purchase Common Stock held by non-affiliates of the registrant (assuming that the registrant's only affiliates are its officers and directors), based on their closing prices on the Nasdaq Stock Market on June 14, 2002 was $295,038,000 and $3,261,000, respectively.

                           --------------------------

       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

                           --------------------------

    At February 28, 2003, there were 39,965,392 shares of Common Stock outstanding and Warrants to purchase 2,992,000 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Listed hereunder is the document to be incorporated by reference and the Parts of the Form 10-K into which portions of the document will be incorporated:

DOCUMENT                                          PART OF FORM 10-K
--------                                          -----------------

Proxy Statement to be delivered to                Part III -- Item 11 -- Executive
  stockholders in connection with the annual      Compensation
meeting of stockholders to be held on             Part III -- Item 12 -- Security Ownership of
May 1, 2003.                                      Certain Beneficial Owners and Management and
                                                  Related Stockholder Matters
                                                  Part III -- Item 13 -- Certain Relationships
                                                  and Related Transactions

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
GENERAL INFORMATION.................................................................         1

        ITEM
       NUMBER
---------------------
                                            PART I
1.                      BUSINESS....................................................         2

2.                      PROPERTIES..................................................         7

3.                      LEGAL PROCEEDINGS...........................................         8

4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........         9

                        EXECUTIVE OFFICERS OF ALDERWOODS GROUP......................         9

                                           PART II
5.                      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS.........................................        11

6.                      SELECTED FINANCIAL DATA.....................................        12

7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS...................................        15

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF ALDERWOODS GROUP....        15

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF PREDECESSOR.........        32

                        FORWARD-LOOKING STATEMENTS AND RISK FACTORS.................        37

7A.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        RISK........................................................        41

8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................        43

9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                        AND FINANCIAL DISCLOSURE....................................       117

                                           PART III
10.                     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........       117

11.                     EXECUTIVE COMPENSATION......................................       117

12.                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................       117

13.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............       118

14.                     CONTROLS AND PROCEDURES.....................................       118

                                           PART IV

15.                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                        FORM 8-K....................................................       119

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

    All dollar amounts are in United States dollars unless otherwise indicated.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    Alderwoods Group, Inc. is the second largest operator of funeral homes and cemeteries in North America. As of December 28, 2002, the Company operated 763 funeral homes, 185 cemeteries and 62 combination funeral homes and cemeteries throughout North America and 39 funeral homes in the United Kingdom. The Company provides funeral and cemetery services and products on both an at-need (time of death) and pre-need basis. In support of its pre-need business, the Company operates insurance subsidiaries that provide customers with a funding mechanism for the pre-arrangement of funerals.

    Loewen International (incorporated in Delaware on February 25, 1987), as reorganized and renamed Alderwoods Group, Inc., succeeded to the business previously conducted by Loewen Group on January 2, 2002 (the "Effective Date") under the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., its Parent Corporation and certain of their Debtor Subsidiaries, as modified (the "Plan"). Alderwoods Group is a holding company owning, directly or indirectly, the capital stock of approximately 270 subsidiaries through which the funeral, cemetery and insurance businesses are operated. The principal executive office of the Company is located at 311 Elm Street, Suite 1000, Cincinnati, Ohio 45202.

BASIS OF ACCOUNTING

    Alderwoods Group succeeded to substantially all of the assets and operations of Loewen Group on the Effective Date, and continues to operate the businesses previously conducted by the Loewen Companies. The Company's accounting information contained in this Form 10-K is presented on the basis of United States generally accepted accounting principles ("GAAP").

    Certain consolidated financial and other information concerning the Predecessor may be of limited interest to stockholders of the Company and has been included in this Form 10-K. However, the consolidated financial and other information of the Company issued subsequent to implementation of the Plan are not comparable with the consolidated financial information and other information issued by the Predecessor prior to implementation of the Plan due to:

    - the significant changes in the financial and legal structure of the Company;

    - the application of "fresh start" reporting as explained in Note 2 to the Company's consolidated financial statements as at and for the 52 weeks ended December 28, 2002 (the "Consolidated Financial Statements"), as a result of the confirmation and implementation of the Plan described below; and

    - changes in accounting policies, certain account classifications and fiscal accounting periods adopted by the Company.

    Furthermore, Loewen Group had implemented an asset disposition program to dispose of properties that did not fit into Loewen Group's strategic plans.

BUSINESS OPERATIONS

    The Company's segments primarily consist of the funeral and cemetery activities of its operating subsidiaries. The Company's segments also include an insurance business in support of the core funeral and cemetery operations. Within the Company's segments, the Company maintains a regional operating structure for the funeral and cemetery business that is organized into multiple geographic regions in the United States, Canada and the United Kingdom. For certain financial information by segment and geographic area, see "Management's Discussion and Analysis of Financial Condition and Results of

Operations -- Management's Discussion and Analysis of Alderwoods Group and -- Management's Discussion and Analysis of Predecessor," Note 16 to the Company's Consolidated Financial Statements and Note 15 to the Predecessor's consolidated financial statements. Funeral operations constituted approximately 64% of consolidated revenue of the Company for 2002, compared to approximately 62% for the Predecessor in 2001. Cemetery operations constituted approximately 22% of consolidated revenue of the Company for 2002, compared to approximately 25% for the Predecessor in 2001. Insurance operations constituted approximately 14% of consolidated revenue of the Company for 2002, as compared to approximately 13% for the Predecessor in 2001.

FUNERAL OPERATIONS

    The Company's funeral operations encompass making funeral and cremation arrangements on an at-need or pre-need basis. The Company's funeral operations offer a full range of funeral services, including the collection of remains, registration of death, professional embalming, use of funeral home facilities, sale of caskets and other merchandise and transportation to a place of worship, funeral chapel, cemetery or crematorium. The Company's funeral operations generally experience slightly higher sales in the winter months, primarily due to higher incidents of deaths due to illnesses brought on by cold weather.

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

    Provided certain collectibility criteria are met, pre-need cemetery interment right sales of developed cemetery property are deferred until a minimum percentage of the sales price has been collected, while pre-need cemetery interment right sales of undeveloped cemetery property are deferred and revenue is recognized on a percentage of completion basis. Pre-need sales of cemetery merchandise or services are deferred until the delivery of such merchandise or performance of such services occurs.

    Pursuant to various state and provincial laws, a portion of the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trusts, which are included in pre-need cemetery contracts in the Company's Consolidated Financial Statements. Earnings on merchandise and services trust funds are deferred on the balance sheet until the revenue of the associated merchandise or service is recognized in earnings. Selling costs related to the sale of pre-need merchandise and services are expensed in the period incurred.

    Pursuant to various state and provincial laws, the Company provides for the long-term maintenance of its cemetery properties by placing a portion, typically 10% to 15%, of the proceeds from the sale of interment rights into a perpetual care trust fund (these amounts are generally contributed to trust when the contract is fully paid). As allowed by these laws, the income earned on these funds is used to partially offset the maintenance costs of operating the cemeteries. At December 28, 2002, the cemeteries had approximately $274 million in perpetual care trust funds, compared to $259 million at December 31, 2001, which are not reflected in the Consolidated Financial Statements because the principal is required to stay in trust in perpetuity.

COMBINED FUNERAL AND CEMETERY OPERATIONS

    The Company operates 62 combination funeral homes and cemeteries in which a funeral operation is physically located within or adjoining a cemetery operation. The Company's combination operations allow synergies between funeral and cemetery sales, and reduction in personnel, equipment and other costs. In addition, customers are provided with the convenience of a single location to purchase funeral and cemetery services and merchandise.

INSURANCE OPERATIONS

    The Company operates several insurance subsidiaries licensed in a total of 32 jurisdictions. These insurance subsidiaries sell a variety of life insurance products, primarily for the funding of pre-need funerals.

DEATH CARE INDUSTRY

COMPETITION

    The funeral service industry in North America is highly fragmented, consisting primarily of small, family-owned businesses. There are approximately 22,000 funeral homes and 10,500 cemeteries in the United States. The Company believes the four largest public operators of funeral homes and cemeteries -- Service Corporation International, Alderwoods Group, Inc., Stewart
Enterprises, Inc. and Carriage Services, Inc. -- operate approximately 12% and 9% of the funeral homes and cemeteries, respectively, in the United States, with approximately 22% of total funeral calls served. The Company's competition in the markets it operates generally arise from one or more of the above public operators in addition to independent operators of funeral homes and cemeteries for at-need and pre-need business. The market share of a single funeral home or cemetery in any community is often a function of the name, reputation and location of that funeral home or cemetery. Gains or losses in market share within a community are usually realized over a number of years.

CREMATION

    Substantially all of the Company's funeral homes provide basic cremation services through Company owned or third party crematories, and the Company has proprietary programs designed to provide a full range of merchandise and services to families choosing cremation. In 2002, cremations accounted for approximately 36% of all funeral services performed by the Company, compared to approximately 34% performed by the Predecessor in 2001. According to the latest industry studies available, cremations increased by approximately 1% annually from 1997 to 2001, as a percentage of all funeral services in the United States and, in 2001, accounted for approximately 27% of all funeral services performed in the United States. This trend to increasing cremations is expected to continue into the future.

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

    The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. On a continuing basis, the Company's business practices are designed to assess and evaluate environmental risk and, when necessary, conduct appropriate corrective measures. Liabilities are recorded when known or considered probable and reasonably estimable. Actual environmental liabilities could differ significantly from the Company's estimates.

    The Company's insurance subsidiaries are subject to regulation by the states in which they are domiciled and the states in which their products are sold.

EMPLOYEES

    At February 22, 2003, the Company employed approximately 9,500 people, with approximately 530 people employed at the executive and administrative offices in Cincinnati, Ohio, Toronto, Ontario and Burnaby, British Columbia. The Company believes that relationships with these employees are good, but recognizes employees have concerns over the challenges facing the Company. At February 22, 2003, approximately 120 of the Company's employees were members of collective bargaining units.

WEB SITE ACCESS TO PERIODIC AND CURRENT REPORTS

    The Company makes its periodic and current reports available, free of charge, through its web site at http://www.alderwoods.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the United States Securities and Exchange Commission ("SEC").

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

    On June 1, 1999 (the "Petition Date"), Loewen Group, approximately 850 United States subsidiaries of Loewen Group (including Loewen International) and one foreign subsidiary of Loewen Group each voluntarily filed a petition for creditor protection under Chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Concurrent with the
Chapter 11 filing, Loewen Group and 117 of its Canadian subsidiaries filed for creditor protection under the Companies' Creditors Arrangement Act ("Creditors Arrangement Act") with the Ontario Superior Court of Justice (the "Canadian Court"). Subsequent to the Petition Date, five additional subsidiaries of Loewen Group voluntarily filed petitions for creditor protection and 41 subsidiaries were voluntarily deleted. The Loewen Companies' insurance, United Kingdom and certain funeral and cemetery subsidiaries were excluded from the Chapter 11 and Creditors Arrangement Act filings.

    The Bankruptcy Court confirmed the Plan on December 5, 2001, the Canadian Court recognized the Plan on December 7, 2001, and the Plan became effective on January 2, 2002.

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

    - A new board of directors was selected for the Company; and

    - The Company entered into an exit financing facility (the "Credit Facility") with a maximum availability of $75 million.

    During the Company's first year of operations, subsequent to the Effective Date, the Company had a continuing obligation to resolve residual bankruptcy claims of allowed amounts, most of which were procedural oriented. In this regard, at fresh start, the Company estimated its cost to complete and resolve such pending matters and established an accrual of $57.1 million. Though the Company had anticipated completing all remaining reorganization matters and tasks during fiscal 2002, various delays experienced resulted in a number of items still not being completed. Although the estimated amounts were accrued at emergence, the continuing activities and associated costs, primarily legal fees, general Chapter 11 costs, legal reorganization costs, and adversary proceeding costs, continue to be incurred to complete the remaining reorganization procedures. Accordingly, the Company has estimated the remaining costs and has a remaining balance of $26.3 million at December 28, 2002. The Company expects to complete the remaining reorganization procedures during fiscal year 2003.

ITEM 2.  PROPERTIES

    The Company's properties consist primarily of funeral homes and cemeteries. Of the Company's 802 funeral homes at December 28, 2002, 106 were leased facilities and the balance were owned by the Company. In some cases, the Company has a right of first refusal and/or an option to purchase its leased premises. Of the funeral homes owned by the Company, 379 funeral homes in the United States are pledged as security for the Credit Facility and 51 funeral homes are pledged as security for other debt. As of December 28, 2002, there were 643 funeral homes located in the United States, 120 in Canada and 39 in the United Kingdom.

    The Company operated or provided management and sales services pursuant to various management and sales agreements to 185 cemeteries at December 28, 2002, of which the assets of two are pledged as security for debt. The cemeteries (including those in combination funeral homes and cemeteries) operated by the Company at December 28, 2002, contained an aggregate of approximately 12,600 acres of which approximately 60% were developed. As at December 28, 2002, there were 181 cemeteries located in the United States and four in Canada.

    At December 28, 2002, 59 combination funeral homes and cemeteries were located in the United States and three in Canada. Of the Company's 62 combination funeral homes and cemeteries at

December 28, 2002, one was leased and the balance were owned by the Company. Of the combination funeral homes and cemeteries located in the United States, eight are pledged as security for the Credit Facility and three are pledged as security for other debt.

    The Company's office in Cincinnati, Ohio occupies approximately 21,000 square feet of leased office space. The Company's office in Toronto, Ontario occupies approximately 19,000 square feet of leased office space. The Company's office in Burnaby, British Columbia occupies approximately 69,000 square feet of leased office space.

    The Company's facilities are well-maintained and kept in good condition, which, management believes, meets the standards required for the Company's nature of business.

ITEM 3.  LEGAL PROCEEDINGS

PROPOSED CIVIL RIGHTS CLASS ACTIONS

    Since July 2000, ten lawsuits were filed against Security Industrial Insurance Company, subsequently renamed Security Plan Life Insurance Company, a subsidiary of the Company, and various other unrelated insurance companies asserting similar claims and seeking class action certification. The complaints in each of the lawsuits were virtually identical alleging that the defendants sold life insurance products to plaintiffs and other African Americans without disclosing that premiums paid would likely exceed the face value of the policies, and that plaintiffs paid higher premiums than Caucasian policyholders and received proportionately lower death benefits. The plaintiffs sought, among other things, injunctive relief, equitable relief, restitution, disgorgement, increased death benefits, premium refunds (in one case, with interest), costs and attorney fees.

    On January 9, 2002, the Louisiana State Court gave final approval to a class-action settlement with respect to the claims in the lawsuits. The Louisiana State Court's final approval determined such settlement to be fair, reasonable and adequate for the class, which was certified by such court for settlement purposes only. The settlement provided agreed-upon amounts of compensation to class members in exchange for a release of all pending and future claims they may have against the Company and certain of its affiliates. The Company has recorded a provision for the agreed-upon amounts of compensation and related costs with respect to these lawsuits within the Company's Consolidated Financial Statements.

    During the fourth quarter of fiscal 2002, the agreed upon amounts of compensation to all class members were paid and settled in accordance with the terms of the settlement described above.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                     EXECUTIVE OFFICERS OF ALDERWOODS GROUP

    The following table sets forth certain information with respect to executive officers of Alderwoods Group as of February 22, 2003.

NAME                            AGE      POSITION
----                          --------   --------
John S. Lacey...............     59      Chairman of the Board
Paul A. Houston.............     54      Director, President and Chief Executive Officer
Ross S. Caradonna...........     52      Executive Vice President, Chief Information Officer
Cameron R.W. Duff...........     42      Senior Vice President, Corporate Development
Ellen Neeman................     52      Senior Vice President, Legal and Compliance
Richard J. Scully...........     44      Senior Vice President, Sales and Marketing
Kenneth A. Sloan............     53      Executive Vice President, Chief Financial Officer

    Certain biographical information relating to each of these individuals is set forth below.

    JOHN S. LACEY became the Chairman of the Board of Directors of Alderwoods Group on January 2, 2002. From January 1999 to January 2002, Mr. Lacey was the Chairman of the Board of Directors of Loewen Group. In December 1998, Mr. Lacey became a director of Loewen Group. From July 1998 to November 1998, Mr. Lacey was President and Chief Executive Officer of The Oshawa Group Ltd., a marketer of food and pharmaceutical products, in Toronto, Ontario. From November 1996 to July 1998, Mr. Lacey was President and Chief Executive Officer of WIC Western International Communications Inc., a private broadcaster, in Vancouver, British Columbia.

    PAUL A. HOUSTON became a director, President and Chief Executive Officer of Alderwoods Group on January 2, 2002. From December 1999 to January 2002,
Mr. Houston was President and Chief Executive Officer of Loewen Group and President of Loewen International. Additionally, Mr. Houston served as a director of Loewen Group from June 1999 to January 2002. From August 1996 to October 1999,

Mr. Houston was President and Chief Executive Officer of Scott's
Restaurants Inc., a quick service food company.

    ROSS S. CARADONNA became Executive Vice President, Chief Information Officer of Alderwoods Group on January 22, 2003. From September 2002 to January 21, 2003, Mr. Caradonna was Senior Vice President, Chief Information Officer of Alderwoods Group. From September 2001 to September 2002, Mr. Caradonna served as Senior Vice President, Chief Information Officer of Sobey's Inc., a grocery retailer and distributor. From October 2000 to July 2001, Mr. Caradonna was a Senior Retail Consultant with Karabus Management. From June 1991 to
September 2000, Mr. Caradonna served as Senior Vice President, Chief Information Officer of Scott's Hospitality Inc., an international consumer service company.

    CAMERON R.W. DUFF became Senior Vice President, Corporate Development of Alderwoods Group in June 2002. From March 2001 until March 2002, Mr. Duff was a partner in the law practice of Donahue Ernst & Young. From July 2000 to February 2001, Mr. Duff was a consultant to TD Bank Financial Group, a provider of financial products and services. From July 1997 to June 2000, Mr. Duff was Vice President, Business Development & Corporate Strategy for CT Financial Services Inc., a provider of financial products and services.

    ELLEN NEEMAN became Senior Vice President, Legal and Compliance of Alderwoods Group in June 2002. From May 2001 to January 2002, Ms. Neeman was Vice President & Corporate Secretary for 724 Solutions, Inc., a provider of Internet infrastructure software. From March 2000 to April 2001, Ms. Neeman was Vice President & Corporate Secretary for Geac Computer Corporation Limited, a software provider. From March 1997 to January 2000, Ms. Neeman was Senior Vice President, General Counsel & Corporate Secretary for UniHost Corporation, a company engaged in hotel ownership, franchising and management businesses.

    RICHARD J. SCULLY became Senior Vice President, Sales and Marketing of Alderwoods Group in January 2003. From June 2001 to January 2003, Mr. Scully was Vice President, Sales and Marketing of Alderwoods Group. From 2000 to
June 2001, Mr. Scully served as Director, E-Commerce of Tucows International Corp., an internet channel management company. From 1989 to 2000, Mr. Scully was Director, Knowledge Management at Glaxowellcome Canada Inc., a pharmaceutical manufacturing and marketing company.

    KENNETH A. SLOAN became Executive Vice President, Chief Financial Officer of Alderwoods Group on January 22, 2003. From January 2, 2002, to
January 21, 2003, Mr. Sloan was Senior Vice President, Chief Financial Officer of Alderwoods Group. From November 2000 to January 2002, Mr. Sloan was Senior Vice President, Chief Financial Officer of Loewen Group and of Loewen International. From September 1987 to September 2000, Mr. Sloan served as Senior Executive Vice President, Finance and Planning and Chief Financial Officer of Shoppers Drug Mart Ltd., an operator of drug stores.

    No executive officer of Alderwoods Group is related by blood, marriage or adoption to any director or other executive officer of Alderwoods Group.

    There are no arrangements or understandings between any executive officer of Alderwoods Group and any other person pursuant to which the executive officer was selected as an executive officer of Alderwoods Group.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Pursuant to the Plan, the Company's Common Stock and Warrants were issued on the Effective Date and commenced trading on The NASDAQ Stock Market, Inc. ("Nasdaq") on January 3, 2002. The Common Stock and Warrants trade as National Market securities on Nasdaq under the symbols "AWGI" and "AWGIW," respectively.

    The following table sets forth, for the periods indicated, the range of high and low sales prices of the Company's Common Stock, as reported on Nasdaq.

                                                                  PRICE RANGE
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
52 Weeks Ended December 28, 2002:
  12-week period ended March 23, 2002.......................   $15.31     $11.50
  12-week period ended June 15, 2002........................    12.00       6.86
  16-week period ended October 5, 2002......................     9.90       5.45
  12-week period ended December 28, 2002....................     6.73       3.65

    As at February 22, 2003, there were 491 and 418 record holders of the Common Stock and Warrants, respectively.

DIVIDEND POLICY

    Since the Effective Date, Alderwoods Group has not paid any cash dividends, and it is not anticipated that Alderwoods Group will pay any dividends on the Common Stock in the foreseeable future. In addition, covenants in the respective indentures governing the Five-Year Secured Notes, the Seven-Year Unsecured Notes, the Convertible Subordinated Notes and in the Credit Facility restrict the ability of Alderwoods Group to pay dividends and may prohibit the payment of dividends and certain other payments.

RECENT SALES OF UNREGISTERED SECURITIES

    As of the Effective Date and in accordance with the Plan, the Company issued in respect of holders of certain claims:

    - 39,878,870 shares of Common Stock;

    - Warrants to purchase 2,992,000 shares of Common Stock (exercisable at an initial exercise price of $25.76 per share at anytime on or before January 2, 2007);

    - $250 million aggregate principal amount of the Company's 11% Senior Secured Notes Due 2007; (on July 25, 2002, the Company completed an optional redemption of $15 million in principal amount, plus accrued interest and, on January 2, 2003, completed a mandatory redemption of $10 million in principal amount, plus accrued interest);

    - $49.6 million aggregate principal amount of the Company's 12 1/4% Senior Notes Due 2004 (on April 26, 2002, all outstanding notes were redeemed for a total redemption price of $49.6 million, plus accrued interest to (but not including) April 26, 2002);

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

    Certain consolidated financial and other information concerning the Predecessor may be of limited interest to stockholders of the Company and has been included in this Form 10-K. However, the consolidated financial and other information of the Company issued subsequent to the Plan implementation are not comparable with the consolidated financial information and other information issued by the Predecessor prior to the Plan implementation due to:

    - the significant changes in the financial and legal structure of the Company;

    - the application of "fresh start" reporting as explained in Note 2 to the Company's Consolidated Financial Statements, as a result of the confirmation and implementation of the Plan; and

    - changes in accounting policies, and certain account classifications and fiscal accounting periods adopted by the Company.

    Furthermore, Loewen Group had implemented an asset disposition program to dispose of properties that did not fit into Loewen Group's strategic plans. Accordingly, the accompanying selected consolidated financial information should be reviewed with caution, and the Predecessor's selected consolidated financial information should not be relied upon as being indicative of future results of the Company or providing an accurate comparison of financial performance. A black line has been drawn to separate and distinguish between the consolidated financial information that relates to the Company and the consolidated financial information that relates to the Predecessor.

    Set forth below is certain selected consolidated financial and operating information for the Company as of December 28, 2002, and December 31, 2001 and for the 52 weeks ended December 28, 2002, and, for the Predecessor, consolidated financial and operating information as of and for the years ended

December 31, 2001, 2000, 1999, and 1998. The selected consolidated financial information set forth below is derived from the Company's and the Predecessor's respective audited consolidated financial statements for such periods, and should be read in conjunction with the Company's Consolidated Financial Statements and the Predecessor's consolidated financial statements included in
Item 8 of this Form 10-K (including the notes thereto), as well as the discussion contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                           ALDERWOODS
                                              GROUP
                                         ---------------
                                                                               PREDECESSOR
                                                              ----------------------------------------------
                                         52 WEEKS ENDED
                                                                         YEAR ENDED DECEMBER 31
                                                              ----------------------------------------------
                                         DECEMBER 28,
                                             2002             2001 (E)    2000 (F)    1999 (G)     1998 (H)
                                         ---------------      ---------   --------   ----------   ----------
                                         (IN THOUSANDS,
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                           EXCEPT PER
                                         SHARE AMOUNTS)
INCOME STATEMENT INFORMATION:
Revenue................................     $ 833,453         $ 836,401   $927,684   $1,021,230   $1,104,492
Gross margin (j).......................       139,767           181,239    262,023      258,529      269,705
Provision for goodwill impairment
  (a)..................................       242,204                --         --           --           --
Provision for asset impairment (i).....         3,283           180,658    116,937      428,194      333,900
Earnings (loss) from operations........      (148,908)         (132,173)    17,469     (324,656)    (260,127)
Loss before extraordinary gain, fresh
  start valuation adjustments and
  cumulative effect of accounting
  change...............................      (233,744)          (87,160)   (57,345)    (523,439)    (594,257)
Basic loss per share before
  extraordinary gain, fresh start
  valuation adjustments and cumulative
  effect of accounting change (b)......         (5.86)            (1.29)     (0.89)       (7.18)       (8.15)
Aggregate dividends declared per
  share................................            --                --         --           --         0.10

                                         ALDERWOODS GROUP
                                 ---------------------------------                  PREDECESSOR
                                                                        ------------------------------------
                                      AS OF             AS OF
                                  DECEMBER 28       DECEMBER 31                  AS OF DECEMBER 31
                                 ---------------   ---------------      ------------------------------------
                                     2002              2001                2000         1999         1998
                                 ---------------   ---------------      ----------   ----------   ----------
                                          (IN THOUSANDS)                           (IN THOUSANDS)
BALANCE SHEET INFORMATION:
Total assets...................    $3,170,049        $3,503,103         $3,878,044   $4,059,751   $4,709,654
Liabilities subject to
  compromise (c)...............            --                --          2,289,497    2,282,601           --
Total long-term debt (c)(d)....       759,670           835,648             73,542       91,204    2,343,014
Stockholders' equity
  (deficit)....................       523,402           739,352           (662,768)     383,075      913,365

--------------------------

(a) See Note 15 to the Company's Consolidated Financial Statements.

(b) There are no material differences between basic and diluted loss per share. Predecessor loss per share amounts are included herein, as required by U.S. GAAP. However, the common stockholders of the Predecessor received no equity in the Company upon reorganization.

(c) For the Predecessor, under-secured and unsecured debt obligations (including the Monthly Income Preferred Securities) were reclassified to liabilities subject to compromise for 2000 and 1999, as a result of the Chapter 11 and the Creditors Arrangement Act filings. For 1998, Monthly Income Preferred Securities of $75.0 million are included in long-term debt.

(d) For the Predecessor, total long-term debt comprises long-term debt which is not subject to compromise, including the current maturities of long-term debt.

(e) The financial results of the Predecessor for the year ended December 31, 2001, include $87 million of pre-tax charges representing reorganization costs. The 2001 results exclude $133 million of contractual interest expense applicable to certain pre-Petition Date debt obligations, which were subject to compromise as a result of the Chapter 11 and Creditors Arrangement Act filings.

(f) The financial results of the Predecessor for the year ended December 31, 2000, include $46 million of pre-tax charges representing reorganization costs. The 2000 results exclude $154 million of contractual interest expense applicable to certain pre-Petition Date debt obligations, which were subject to compromise as a result of the Chapter 11 and Creditors Arrangement Act filings.

(g) The financial results of the Predecessor for the year ended December 31, 1999, include $59 million of pre-tax charges representing impairment of investments and accrual of contingent losses on investments and $93 million of reorganization costs. The 1999 results exclude $95 million of contractual interest expense applicable to certain pre-Petition Date debt obligations, which were subject to compromise as a result of the Chapter 11 and Creditors Arrangement Act filings.

(h) The financial results of the Predecessor for the year ended December 31, 1998, include $315 million of pre-tax charges representing impairment of investments and accrual of contingent losses on investments.

(i) Predecessor provision for asset impairment includes goodwill impairment as determined under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

(j) For the 52 weeks ended December 28, 2002, gross margin includes depreciation expense not previously included in the prior years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF ALDERWOODS GROUP

OVERVIEW

    Alderwoods Group is the second largest operator of funeral homes and cemeteries in North America. As of December 28, 2002, the Company operated 763 funeral homes, 185 cemeteries and 62 combination funeral homes and cemeteries throughout North America and 39 funeral homes in the United Kingdom. The Company provides funeral and cemetery services and products on both an at-need (time of death) and pre-need basis. In support of its pre-need business, the Company operates insurance subsidiaries that provide customers with a funding mechanism for the pre-arrangement of funerals.

    Loewen International (incorporated in Delaware on February 25, 1987), as reorganized and renamed Alderwoods Group, Inc., succeeded to the business previously conducted by Loewen Group on January 2, 2002. Alderwoods Group is a holding company owning, directly or indirectly, the capital stock of approximately 270 subsidiaries through which the funeral, cemetery and insurance businesses are operated.

BUSINESS STRATEGY

OVERVIEW

    After several years of reorganization, and the past year focusing on stabilization of the core businesses, the Company's existing portfolio of businesses continues to reflect Loewen Group's past aggressive acquisition program. As a result, a number of operating locations do not provide the necessary synergies or economies of scale within desired key markets. Additionally, the extended period of time of the reorganization proceedings and the early negotiation of the new capitalization structure has created a continuing burdensome debt level, at interest rates that are high compared to current rates. Last, as a further legacy of Loewen Group's past acquisition program, the Company continues to strive to meld varying work cultures and business approaches across the many markets in which it operates.

    During 2002, its first post-emergence year, the Company focused on stabilizing its core business operations, reducing debt to the extent possible while maintaining stable cash flow for operating purposes, and completing many residual tasks associated with its successful emergence from reorganization proceedings on January 2, 2002. The successful results of this strategy are evident in the positive operating margins of its businesses, reduction of approximately 10% of total debt, and resolution of numerous reorganization issues.

    Looking ahead to 2003, the Company's strategic objectives are to:

    - continue to improve the financial condition of the Company by further reducing debt,

    - increase the Company's focus on its core businesses,

    - strategically develop key markets with the highest profit and growth potential, and

    - build a solid foundation for long-term volume growth.

KEY STRATEGIES

    IMPROVE THE BALANCE SHEET

    The Company successfully reduced its emergence debt level by approximately 10% during its first year of operations. Such reduction came from the generation of strong operating cash flow, the sale of non-strategic operating locations and real estate, the recovery of excess trust fund contributions and improvements in working capital levels. The Company intends to continue to aggressively strive to further de-leverage its balance sheet during 2003.

    To achieve this objective, the Company expects cash flow from operations to be adequate to maintain existing operations and capital needs, allowing some of the excess to be used to pay down debt further. Additionally, the Company's market rationalization strategy, described below, is expected to generate funds that will primarily be utilized for debt reduction. Finally, the Company continues to enhance its trusting processes and information systems to determine whether prior excess contributions and unwithdrawn earnings from prior years' exist. Any adjustments identified through this will be withdrawn as determinable. All of these sources of funds will be pursued to achieve the objective of decreasing the Company's existing debt level.

    The Company's wholly-owned subsidiary, Rose Hills, will require payment or refinancing of approximately $53 million of its debt during 2003, which it will be unable to generate from its existing operations. Accordingly, the Company has negotiated with its own lenders, the ability to utilize up to $30 million of the Company's existing Credit Facility for Rose Hills' required debt repayment. This ability, combined with funds from the Company's cash on hand, will enable Rose Hills to satisfy the immediate liquidity needs associated with this debt repayment.

    INTERNAL GROWTH

    The Company's continued, but increased, focus on its core businesses will be directed toward improved levels of internal growth. To accomplish this, the Company plans to improve its retailing strategies, primarily for at-need customers, which are expected to increase average revenue per service. Improved targeting and expansion of services to various customer groups based on ethnicity, religious and other demographic traits, are expected to enhance revenue-creation opportunities. The Company will continue a strong pre-need sales program that builds future revenue and enhances market awareness, but also manages the cash flow and expense impacts of such a pre-need sales program.

    Industry data shows that cremation continues to be an increasing choice of many consumers. This shift away from the traditional funeral service appears indicative of the changing demographics of society, the increased mobility of the population, and the change in view towards memorialization alternatives. This shift is seen as an opportunity for the Company, by offering customers who choose cremation a variety of service types and other products that are expected to provide enhanced revenues. Last, the Company will continue to enhance its cost control measures.

    MARKET RATIONALIZATION

    Throughout the reorganization process, the Company engaged in a strategic market rationalization program to dispose of operating locations that did not fit into the Company's market or business strategies, as well as under-performing operating locations. This program continued during 2002, primarily to complete strategic dispositions previously identified during the reorganization process.

    Now, as the Company enhances its focus on operations, it plans to continue to assess the markets in which it operates, and evaluate the long-term potential of each, to determine whether or not it fits into the Company's overall business strategy. This evaluation will encompass many key factors, including demographics, size, ethnicity, competition and growth potential. Over time, the Company expects to market for disposal operating locations that do not meet the strategic, long-term objectives of the Company. In addition to operating location disposals, the Company will continue to assess its real estate holdings within its markets, to determine the optimal use or potential sale.

    MARKET EXPANSION

    In addition, though the Company will be focused on a market rationalization strategy as described above, it also plans to commence strategic initiatives to improve its top-line growth. This is expected to be accomplished through, among other things, strategic, targeted, and well-planned key market development opportunities, which meet the Company's operating philosophy and financial goals. The Company expects such controlled growth will help strengthen the Company's core operations, enabling further synergies and operating efficiencies.

    The Company also intends to continue its strategy to develop more combination operating locations to provide enhanced, seamless service to customers. Such combination opportunities may be determined within the Company's underlying base of operating locations, as well as through strategic acquisitions.

    CULTURAL TRANSFORMATION

    As a result of the accumulation of many individual operating businesses and a prolonged period under Chapter 11 protection, a culture supporting customer service, excellence in administration and financial management is not yet prevalent throughout the Company. Accordingly, management intends to implement tools to assist in assessing people performance, as well as training for customer service and local management skills.

OVERVIEW OF CRITICAL ACCOUNTING POLICIES

    The Company's consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions (see
Note 3 to the Consolidated Financial Statements), which impact all of its business segments. Management believes that, of the significant accounting policies described in Note 3 to the Company's Consolidated Financial Statements, the following are the most important to the representation of the Company's financial position, results of operations and cash flows. These require management's most difficult, subjective and complex judgment efforts. All of these critical accounting policies have been discussed and reviewed with the Company's audit committee.

COLLECTIBILITY OF ACCOUNTS RECEIVABLE

    Management must make estimates of the expected uncollectible or refundable amounts of accounts receivable, both at-need and pre-need, primarily affecting its funeral and cemetery business segments. Accordingly, a reserve for uncollectible or refundable installment contracts and trade accounts is determined, based primarily on historical experience of collections and write offs, as well as other analytical procedures, such as assessment of the change in the aging of receivables. These analyses are applied to different categories of receivables, based on their differing characteristics, to provide an estimate of expectation that is as representative as possible of the related receivable category. Due to the significant number of estimates and projections utilized in determining an expected rate of uncollectible or refundable receivables, actual results of collections could be materially different from these estimates.

    The Company's revenue recognition method for pre-need cemetery interment rights is dependent on management's assessment of the collectibility of the related receivables. If management's collectibility assumptions are not achieved, future pre-need cemetery interment rights revenue would be accounted for under the installment method.

DEPRECIATION OF LONG-LIVED ASSETS

    Property, plant and equipment maintained by each of the Company's business segments are depreciated over their respective estimated useful lives, which vary depending on the nature of the asset (see Note 3 to the Company's Consolidated Financial Statements). Depreciation is determined on a straight-line basis over the estimated useful lives of the long-lived assets. The estimated useful lives of the long-lived assets may be significantly affected by such factors as changing market conditions, impairment, obsolescence, or regulatory changes or requirements.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company monitors the continued propriety of the carrying values of its long-lived assets, primarily property, plant and equipment, and cemetery property in the funeral and cemetery business segments, on an ongoing basis, in accordance with accounting requirements. As prescribed, if an indicator of potential impairment is evident, the Company will review the projected undiscounted future cash flows associated with the relevant long-lived assets, to determine if such undiscounted cash flows exceed the carrying amount of the long-lived assets. If it is determined that the net carrying amount of the long-lived assets is not recoverable, then an adjustment would be made to reduce the net carrying amount to the fair value amount of the long-lived asset. The Company utilizes the most current internally-generated and publicly available information to develop its estimates of future undiscounted cash flows including, among other things, estimated lives, residual values, and terminal values, and believes such estimates to be reasonable. Additionally, determination of fair values of long-lived assets may also involve various methods of estimation, if comparable independent fair values are not readily available. Accordingly, different assumptions related to cash flows or fair values of long-lived assets could materially affect the Company's estimates.

IMPAIRMENT OF GOODWILL

    Goodwill of the funeral business segment is not amortized, but rather tested annually, as well as on the occurrence of certain significant events, as prescribed by relevant accounting requirements, to determine whether or not it has been impaired. Such annual testing entails determining an estimated fair value of goodwill ("implied goodwill") for comparison to the carrying amount of goodwill, to assess whether or not impairment has occurred. Impairment occurs when the estimated fair value of goodwill associated with the funeral business segment is less than the respective carrying amount of such goodwill, resulting in a write down to the estimated fair value of goodwill. Determination of the estimated fair value of goodwill entails determining the estimated fair value of the funeral business segment in total, and allocating such value to the estimated fair value of the assets and liabilities of the funeral business segment, in a method similar to purchase accounting. Such determination involves many complex assumptions, including underlying cash flow projections, fair value estimates, and comparability reviews, which include, among other things, estimated discount rates, lives, residual values, and terminal values, which the Company believes are reasonable. Accordingly, if any estimates or related underlying assumptions change in the future, the Company may be required to record goodwill impairment charges that result.

ACCOUNTING FOR INCOME TAXES

    The Company must estimate income taxes for its business segments, in each of the jurisdictions in which such business segments operate. This involves estimating actual current tax expense, assessing temporary differences resulting from different treatment of various assets and liabilities for book and tax purposes, such as depreciation, and evaluating potential tax exposures based on current relevant facts and circumstances. The determination of temporary differences associated with assets and liabilities result in deferred tax assets or liabilities, which are recorded in the Company's Consolidated Financial Statements. The Company then assesses the likelihood that it will recover or realize its deferred tax assets from expected future taxable income and, to the extent that recovery is estimated to be not likely, establishes a corresponding valuation allowance. In general, to the extent that a valuation allowance increases or decreases in a period, it will be included as an expense or recovery within the tax provision for such period. (This will not be the case for a decrease in the valuation allowance established at fresh start, which must reduce fresh start goodwill and, if insufficient goodwill exists, will be credited to additional paid-in capital.)

    Significant management judgment is required in determining the income tax provision, deferred tax assets and liabilities, and any related valuation allowance or change therein. Accordingly, if actual results differ from the estimates or the estimates are adjusted by management in the future, it could materially impact the Company's financial position and results of operations.

LIABILITIES FOR FUTURE POLICY BENEFITS

    The Company calculates and maintains liabilities for future policy benefits for the estimated future payment of claims to policyholders based on actuarial assumptions, such as mortality (life expectancy), morbidity (health expectancy), persistency, and interest rates, which are based on the Company's historical experience. The assumptions used are considered to be appropriate at the time the policies are issued (or, if applicable, on the date fresh start accounting was implemented). An additional provision is made for most insurance products to allow for possible adverse deviation from the assumptions assumed. The liabilities established are based on extensive estimates, assumptions and historical experience. Accordingly, establishing such liabilities is an uncertain process, and it is possible that actual claims will exceed estimated liabilities, which could materially impact the Company's financial position and results of operations.

FRESH START REPORTING

    As a result of the application of fresh start reporting on the Effective Date, the following methods and assumptions were used to estimate the fair value of significant assets and liabilities at December 31, 2001:

    Cash and cash equivalents, receivables, inventories, other current assets, and accounts payable and accrued liabilities: The carrying amounts, which reflected provisions for uncollectible amounts and for inventory obsolescence, approximated fair value because of the short term to maturity of these current assets and liabilities.

    Pre-need funeral and cemetery contracts: For funeral and cemetery customer receivables, the fair value was determined as the present value of expected future cash flows discounted at the interest rate offered by the Company, which approximated market rates for loans of similar terms to customers with comparable credit risk. For amounts receivable from funeral and cemetery trusts, the fair value was based on quoted market prices of the underlying investments. Amounts receivable from third-party insurance companies were based on the face value of the policy plus accumulated annual insurance benefits. Pre-need funeral and cemetery contracts were recorded net of allowances for expected cancellations and refunds.

    Cemetery property: For developed land and undeveloped land, the fair value was estimated by discounting cash flows from the expected future sales of cemetery land, reduced by a reasonable profit margin. A maximum term of 30 years was assumed in determining projected sales revenue. Portions of the Company's cemetery land are situated in areas that could not be developed due to geographic or regulatory restrictions. Such cemetery land, together with portions of land that were not required for sales during the next
    30 years and for which the Company had no plan to sell, were assigned a fair value of zero. For mausoleums and lawn crypts, the fair value was based on the replacement cost for similar inventory. It is possible that the Company's future operations in the near term may result in recoveries on excess land sales that are different than those assumed in the estimates.

    Insurance invested assets and insurance policy liabilities: The fair value of insurance invested assets was based on quoted market prices. The fair value of insurance policy liabilities was based on an estimate of the amount which, together with future premiums and investment income, would be sufficient to pay future benefits, dividends and expenses on insurance and annuity contracts. Insurance policy liabilities were computed using the net level premium method, which involved interest assumptions, and withdrawal, mortality and morbidity assumptions as of the Effective Date.

    Long-term debt: The fair value of the Company's long-term debt was estimated by discounting the future cash flows of each instrument at rates for similar debt instruments of comparable maturities.

    Deferred pre-need funeral and cemetery contract revenue: The fair value of deferred funeral and cemetery contract revenue was based on the larger of, as applicable, (i) the amount refundable to the customer, if the contract was written in a jurisdiction requiring refunds upon request by the customer or upon cancellation for non-payment; (ii) the amount of an insurance policy representing the face value and accumulated annual insurance benefits; or
    (iii) the present value of the projected future cost to outsource the fulfillment of the pre-need obligation, based on the estimated outsourcing cost and mortality, inflation and interest rate assumptions. It is possible deferred pre-need funeral and cemetery contract revenue could change materially in the near term as a result of actual servicing and cancellation experience.

BASIS OF PRESENTATION

    Alderwoods Group succeeded to substantially all of the assets and operations of Loewen Group on the Effective Date, and continues to operate the businesses previously conducted by the Loewen Companies.

    Certain consolidated financial and other information concerning the Predecessor may be of limited interest to stockholders of the Company and has been included in this Form 10-K. However, due to the significant changes in the financial structure of the Company, the application of "fresh start" reporting as explained in Note 2 to the Company's Consolidated Financial Statements as a result of the confirmation and implementation of the Plan and changes in accounting policies and fiscal accounting periods adopted by the Company, the consolidated financial and other information of the Company issued subsequent to the Plan implementation are not comparable with the consolidated financial information and other information issued by the Predecessor prior to the Plan implementation. Furthermore, Loewen Group had implemented an asset disposition program to dispose of properties that did not fit into Loewen's strategic plans. Accordingly, management's discussion and analysis of financial condition and results of operations of the Company compared to the Predecessor should be reviewed with caution, and should not be relied upon as being indicative of future results of the Company or providing an accurate comparison of financial performance.

    On March 6, 2002, the Board of Directors of the Company approved a change in the Company's fiscal year end from December 31 to the Saturday nearest to December 31 in each year (whether before or after such date). This change is effective for fiscal year 2002, which ended on December 28, 2002.

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

    This discussion and analysis of financial condition and results of operations of the Company and the Predecessor are based upon and should be read in conjunction with the Company's Consolidated Financial Statements and the Predecessor's consolidated financial statements included in Item 8 of this Form 10-K (including the notes thereto).

RESULTS OF OPERATIONS

    A COMPARISON OF FINANCIAL PERFORMANCE WITH THE PREDECESSOR IS NOT MEANINGFUL AND SHOULD BE REVIEWED WITH CAUTION DUE TO:

    - SIGNIFICANT CHANGES IN THE FINANCIAL AND LEGAL STRUCTURE OF THE COMPANY;

    - APPLICATION OF FRESH START REPORTING AT DECEMBER 31, 2001, AS A RESULT OF THE CONFIRMATION AND IMPLEMENTATION OF THE PLAN;

    - CHANGES IN ACCOUNTING POLICIES AND CERTAIN ACCOUNT CLASSIFICATIONS ADOPTED UPON EMERGENCE; AND

    - CHANGES IN THE FISCAL ACCOUNTING PERIODS.

    ACCORDINGLY, A BLACK LINE HAS BEEN DRAWN TO SEPARATE AND DISTINGUISH BETWEEN THE CONSOLIDATED OPERATING RESULTS THAT RELATE TO THE COMPANY AND
THE PREDECESSOR.

    Detailed below are the operating results of the Company for the 52 weeks ended December 28, 2002, and the Predecessor for the year ended December 31, 2001. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of revenue, except for income taxes, which are presented as a percentage of earnings before income taxes.

    The operations of the Company comprise, and the operations of the Predecessor comprised, three businesses: funeral homes, cemeteries and insurance. Additional segment information is provided in Note 16 and Note 15 of the Company's and Predecessor's consolidated financial statements, respectively.

                                        ALDERWOODS GROUP
                                   ---------------------------
                                   52 WEEKS       52 WEEKS
                                                                           PREDECESSOR
                                                                 -------------------------------
                                     ENDED         ENDED
                                   DECEMBER 28,   DECEMBER 28,   YEAR ENDED       YEAR ENDED
                                     2002           2002         DECEMBER 31,     DECEMBER 31,
                                                                    2001            2001
                                   ------------   ------------   --------------   --------------
                                       (IN        (PERCENTAGES)  (IN MILLIONS)    (PERCENTAGES)
                                    MILLIONS)
Revenue
  Funeral........................    $ 530.6          63.7          $ 522.1            62.4
  Cemetery.......................      182.8          21.9            210.1            25.1
  Insurance......................      120.1          14.4            104.2            12.5
                                     -------         -----          -------           -----
    Total........................    $ 833.5         100.0          $ 836.4           100.0
                                     -------         -----          -------           -----
Gross margin
  Funeral........................    $ 104.3          19.7          $ 138.4            26.5
  Cemetery.......................       14.5           7.9             31.1            14.8
  Insurance......................       21.0          17.5             11.7            11.2
                                     -------         -----          -------           -----
    Total........................      139.8          16.8            181.2            21.7
                                     -------         -----          -------           -----
Expenses
  General and administrative.....       43.2           5.2             75.7             9.1
  Depreciation and
    amortization.................         --            --             57.0             6.8
  Provision for goodwill
    impairment...................      242.2          29.1               --              --
  Provision for asset
    impairment...................        3.3           0.4            180.7            21.6
                                     -------         -----          -------           -----
Loss from operations.............     (148.9)        (17.9)          (132.2)          (15.8)
Interest on long-term debt.......       85.4          10.2             11.0             1.3
Reorganization costs.............         --            --             87.2            10.4
Loss (gain) on disposal of
  subsidiaries and other expenses
  (income).......................       (5.5)         (0.7)          (171.2)          (20.4)
                                     -------         -----          -------           -----
Loss before income taxes and
  extraordinary items............     (228.8)        (27.4)           (59.2)           (7.1)
Income taxes.....................        4.9           n/a             28.0             n/a
                                     -------         -----          -------           -----
Loss before extraordinary
  items..........................     (233.7)        (28.0)           (87.2)          (10.4)
Extraordinary gain on debt
  discharge......................         --            --            959.0           114.7
Fresh start valuation
  adjustments....................         --            --           (228.1)          (27.3)
                                     -------         -----          -------           -----
Net income (loss)................    $(233.7)        (28.0)         $ 643.7            77.0
                                     =======         =====          =======           =====

SUCCESSOR'S 52 WEEKS ENDED DECEMBER 28, 2002 COMPARED TO PREDECESSOR'S YEAR
  ENDED DECEMBER 31, 2001

    A COMPARISON OF FINANCIAL PERFORMANCE WITH THE PREDECESSOR IS NOT MEANINGFUL AND SHOULD BE REVIEWED WITH CAUTION DUE TO:

    - SIGNIFICANT CHANGES IN THE FINANCIAL AND LEGAL STRUCTURE OF THE COMPANY;

    - APPLICATION OF FRESH START REPORTING AT DECEMBER 31, 2001, AS A RESULT OF THE CONFIRMATION AND IMPLEMENTATION OF THE PLAN;

    - CHANGES IN ACCOUNTING POLICIES AND CERTAIN ACCOUNT CLASSIFICATIONS ADOPTED UPON EMERGENCE; AND

    - CHANGES IN THE FISCAL ACCOUNTING PERIODS.

    Consolidated revenue for the Company of $833.5 million for the 52 weeks ended December 28, 2002, decreased $2.9 million, or 0.4%, compared to $836.4 million for the Predecessor's year ended December 31, 2001, primarily as a result of a reduction of approximately $62.6 million related to 183 funeral and 150 cemetery locations sold or closed since January 1, 2001, and approximately $5.5 million estimated to be the aggregate effect of the difference in the number of days in the Company's and the Predecessor's fiscal years, offset partially by approximately $79.8 million of Rose Hills' revenue now consolidated in the Company's results, which was previously accounted for on an equity investment basis, and an increase of approximately $15.9 million of insurance revenue. In addition, at locations in operation for all of the 52 weeks ended December 28, 2002, and the year ended December 31, 2001, and after adjusting for the difference in the number of days in the respective periods, the Company estimates that funeral revenue increased by approximately $2.2 million and cemetery revenue decreased by approximately $32.7 million. Consolidated gross margin for the 52 weeks ended December 28, 2002, was $139.8 million, a decline of $41.4 million, or 22.9%, from the Predecessor's consolidated gross margin of $181.2 million for the year ended December 31, 2001. As a percentage of consolidated revenue, consolidated gross margin of the Company similarly declined from the Predecessor's 21.7% to 16.8%. The percentage decrease in consolidated gross margin is primarily attributed to the decline in funeral and cemetery gross margin (excluding the respective gross margin from Rose Hills, which reflects higher margin for cemetery and funeral), partially offset by an increase in insurance gross margin. Consolidated gross margin, as with revenue, was similarly impacted by the changes affecting comparability of the Company and the Predecessor.

    Funeral revenue for the Company of $530.6 million for the 52 weeks ended December 28, 2002, increased $8.5 million, or 1.6%, compared to $522.1 million for the Predecessor's year ended December 31, 2001. The increase is primarily due to (1) an increase of approximately $31.6 million from the inclusion of Rose Hills, now consolidated in the Company's operating results, and (2) partially offset by a reduction of approximately $21.2 million related to 183 funeral locations sold or closed since January 1, 2001, and (3) an estimated decrease of approximately $4.1 million from the difference in the number of days in the Company's and the Predecessor's fiscal years. In addition, at locations in operation for all of the 52 weeks ended December 28, 2002, and the year ended December 31, 2001, and after adjusting for the difference in the number of days in the respective periods, the Company estimates that funeral revenue increased approximately $2.2 million.

    The Company performed approximately 142,400 funeral services for the 52 weeks ended December 28, 2002, compared to approximately 142,150 funeral services for the year ended December 31, 2001. At locations in operation for all of the 52 weeks ended December 28, 2002, and the year ended December 31, 2001, the Company estimates that funeral services performed decreased by 0.3%. Overall average funeral revenue per funeral service for the Company for the 52 weeks ended December 28, 2002, was $3,726, compared to $3,672 for the Predecessor in the year ended December 31, 2001.

    Funeral costs for the 52 weeks ended December 28, 2002, increased
$42.6 million, primarily as a result of (1) an increase of approximately
$9.0 million and $18.1 million from regional manager and depreciation expense, respectively, not previously included in funeral costs, (2) an increase of approximately $24.5 million from the inclusion of Rose Hills, (3) partially offset by a reduction of approximately $21.8 million related to 183 funeral locations sold or closed since January 1, 2001, and (4) an estimated decrease of approximately $2.9 million from the difference in the number of days in the Company's and the Predecessor's fiscal years. In addition, at locations in operation for all of the 52 weeks ended December 28, 2002, and the year ended December 31, 2001, and after adjusting for the difference in the number of days in the respective periods, the Company estimates that funeral costs increased by approximately $15.7 million, due to higher wages, cost of goods sold and selling expenses, primarily from higher pre-need revenue.

    Pre-need funeral contracts written by the Company for the 52 weeks ended December 28, 2002, were approximately $167.8 million, compared to $108.4 million by the Predecessor for the year ended

December 31, 2001. The increase of $59.4 million was primarily due to (1) the inclusion of approximately $26.1 million from Rose Hills, now consolidated in the Company's financial statements, (2) the increase of approximately
$38.3 million from funeral locations in operation for all of the 52 weeks ended December 28, 2002, and the year ended December 31, 2001, due to increased sales efforts during the year, and (3) partially offset by a reduction of approximately $4.1 million related to 183 funeral locations sold or closed since January 1, 2001. Approximately 24% of funeral volume for the 52 weeks ended December 28, 2002, was derived from the backlog, compared to approximately 22% from the Predecessor's backlog for the year ended December 31, 2001.

    Overall funeral gross margin of the Company, as a percentage of revenue, decreased to 19.7% for the 52 weeks ended December 28, 2002, from the Predecessor's 26.5% for the year ended December 31, 2001, primarily due to the reclassification of regional manager and depreciation expense. The decline in gross margin as a percentage of revenue was also affected by the increase in costs being at a rate higher than that commensurate with the revenue increase, partially offset by the inclusion of Rose Hills.

    Cemetery revenue for the Company of $182.8 million for the 52 weeks ended December 28, 2002, decreased $27.3 million, or 13.0%, compared to $210.1 million for the Predecessor's year ended December 31, 2001. The decrease is primarily due to a reduction of approximately $41.4 million related to 150 cemetery locations sold since January 1, 2001, and an estimated decrease of approximately $1.4 million from the difference in the number of days in the Company's and the Predecessor's fiscal years, which was partially offset by an increase of approximately $48.2 million from the inclusion of Rose Hills, now consolidated in the Company's operating results. In addition, at locations in operation for all of the 52 weeks ended December 28, 2002, and the year ended December 31, 2001, and after adjusting for the difference in the number of days in the respective periods, the Company estimates that cemetery revenue declined approximately $32.7 million, primarily due to lower pre-need revenue, partially offset by increased at-need revenue. Pre-need revenue is impacted by the quantity of spaces sold, merchandise installed and services performed, as well as, to the extent revenue was deferred at December 31, 2001, the impact of fresh start reporting and the established fair value of the related deferred revenue being recognized.

    Cemetery costs for the 52 weeks ended December 28, 2002, decreased
$10.7 million, or 5.9%, primarily as a result of (1) a reduction of approximately $24.7 million related to 150 cemetery locations sold since
January 1, 2001, (2) an estimated decrease of approximately $1.3 million from the difference in the number of days in the Company's and the Predecessor's fiscal years, which was offset by (3) an increase of approximately
$36.1 million from the inclusion of Rose Hills, and (4) an increase of approximately $3.3 million and $2.8 million from regional manager and depreciation expense, respectively, not previously included in cemetery costs. In addition, at locations in operation for all of the 52 weeks ended
December 28, 2002, and the year ended December 31, 2001, and after adjusting for the difference in the number of days in the respective periods, the Company estimates that cemetery costs declined approximately $26.9 million, due to lower costs of goods sold, primarily from lower pre-need revenue, and lower wages and administration costs.

    Pre-need cemetery contracts written by the Company during the 52 weeks ended December 28, 2002, were approximately $89.7 million, approximately
$20.7 million higher than those written by the Predecessor for the year ended December 31, 2001. The increase was due to the inclusion of Rose Hills' operating results and improved pre-need sales, which was partially offset by the decrease due to 150 cemetery locations sold since January 1, 2001, and the effect of the shorter fiscal year in 2002 versus 2001. Interments were approximately 67,000 for the 52 weeks ended December 28, 2002, of which approximately 80% were at-need and 20% were pre-need fulfillments.

    Overall cemetery gross margin of the Company for the 52 weeks ended
December 28, 2002, as a percentage of revenue, decreased to 7.9%, compared to 14.8% for the Predecessor for the year ended December 31, 2001. The decrease was primarily due to the fixed nature of certain expenses, the cost reductions of which were not commensurate with the revenue declines experienced. The key components of this decline include the impact of the reduced fair value of revenue deferred at December 31, 2001, and recognized in 2002, and the additional regional manager and depreciation expense, partially offset by the inclusion of Rose Hills. Removing the results of cemeteries sold or held for sale for the 52 weeks ended December 28, 2002, cemetery revenue would have been $169.9 million, and gross margin would have been 9.6% of revenue, an increase of 21.5% in gross margin from that otherwise calculated for 2002.

    Insurance revenue for the Company for the 52 weeks ended December 28, 2002, increased $15.9 million, or 15.2%, compared to the Predecessor for the year ended December 31, 2001, primarily due to higher premium revenue of approximately $10.8 million and higher realized gains on sale of investments of approximately $5.6 million. Costs, consisting primarily of benefit and claims costs, commissions, policy reserve changes, and wages, increased for the 52 weeks ended December 28, 2002, compared to the year ended December 31, 2001. The increase was primarily due to higher benefit claims and the classification of certain costs in 2002 to more appropriately reflect the nature of such costs, partially offset by the shorter fiscal year in 2002, versus 2001. As a result of higher revenue, overall insurance gross margin for the Company for the 52 weeks ended December 28, 2002, increased to 17.5%, compared to 11.2% for the Predecessor for the year ended December 31, 2001.

    General and administrative expenses for the Company for the 52 weeks ended December 28, 2002, were $43.2 million, or 5.2% of consolidated revenue, substantially lower than the $75.7 million, or 9.1% of consolidated revenue, of the Predecessor for the year ended December 31, 2001. The decline was due to the classification in 2002 of certain regional manager costs as operating costs, which were partially offset by a portion of depreciation, being classified as general and administrative expenses. The classifications in 2002 more appropriately reflect the nature and source of such costs in line with industry practice. After adjusting for the reclassifications, general and administrative costs declined by approximately $7.5 million, or 14.3%, for the 52 weeks ended December 28, 2002, compared to the year ended December 31, 2001. In addition, certain benefits continue to be derived from previous process and system enhancements developed throughout the Predecessor's reorganization process and now in place for the Company.

    As a result of the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), on emergence, goodwill is not amortized, but is tested annually for impairment. The Predecessor's depreciation and amortization of $57.0 million for the year ended December 31, 2001, included approximately $16.3 million of amortization of names and reputations.

    Under FAS 142, goodwill impairment is deemed to exist, and must then be further assessed, if a reporting unit's carrying value exceeds its estimated fair value. The Company's reporting units are funeral, cemetery and insurance, which are consistent with the Company's operating segments. All of the Company's goodwill is recorded in the funeral reporting unit. In accordance with FAS 142, the Company undertook its annual goodwill impairment review during the 16 weeks ended October 5, 2002, and, as a result, a goodwill impairment provision of $242.2 million was recorded for the 52 weeks ended December 28, 2002. In calculating the goodwill impairment provision, the fair value of the funeral reporting unit was determined by independent advisors using a discounted cash flow valuation methodology. The methods used to fair value the identifiable assets and liabilities were consistent with the methods used at "fresh start."

    The funeral reporting unit goodwill impairment provision was primarily the result of a reduction in the projected financial results used in the valuation of the funeral reporting unit compared to those used during the reorganization process and the determination of reorganization value as set forth in the Plan. The financial projections were reduced principally due to actual 2002 operating results. The lower valuation was also affected by the decline in the economy generally, as well as the decline in funeral industry-specific market values.

    During the 52 weeks ended December 28, 2002, the Company identified eight additional funeral homes and 36 additional cemeteries as probable for sale, but not sold as at December 28, 2002, as they do not meet the Company's future geographic and strategic objectives. In addition, of the remaining funeral homes and cemeteries that were previously identified by the Predecessor as probable for sale during its reorganization proceedings, 14 funeral homes and 26 cemeteries either had signed agreements for sale or were being negotiated for sale at December 28, 2002. The carrying amount of these 22 funeral homes and 62 cemeteries was approximately $20.1 million, and the fair market value, less estimated costs to sell, was approximately $16.8 million. The fair market value was determined by specific offer or bid, or an estimate based on comparable recent sales transactions. As a result, a pre-tax long-lived asset impairment provision of approximately $3.3 million was recorded for the 52 weeks ended December 28, 2002.

    Interest expense for the Company on long-term debt for the 52 weeks ended December 28, 2002, was approximately $85.4 million, an increase of approximately $74.4 million compared to the Predecessor for the year ended December 31, 2001, primarily reflecting interest expense on the Company's new debt issued on the Effective Date pursuant to the Plan, and Rose Hills' debt assumed by the Company at the same time. Interest expense includes amortization of approximately
$1.0 million of discount on the 9.50% Senior subordinated notes, due in 2004, and approximately $0.9 million of premium on the 12.25% Convertible subordinated notes, due in 2012.

    Other expense/income netted to approximately $5.5 million of income for the 52 weeks ended December 28, 2002. This primarily consisted of approximately $7.3 million of net realized gains from dispositions of funeral homes, cemeteries and certain excess real estate, which was partially offset by approximately $1.8 million of net expenses, consisting of other miscellaneous non-operating expenses and income.

    Income tax expense for the Company for the 52 weeks ended December 28, 2002, was approximately $4.9 million compared to approximately $28.0 million of income tax for the Predecessor for the year ended December 31, 2001. The Company's effective tax rate for the 52 weeks ended December 28, 2002, varied from the statutory tax rate, primarily because (1) the provision for goodwill impairment is not deductible for tax purposes, (2) the tax benefits generated by enacted United States tax legislation provide retroactive relief to the Company, and
(3) the losses incurred in the United States are not available to offset the tax expense in profitable jurisdictions. Future income and losses may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at December 28, 2002. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease reflecting realization of the benefits of tax assets that had a corresponding valuation allowance established on the Effective Date would be treated as a reduction of goodwill established on the Effective Date, with any excess over the value assigned to such goodwill recognized as a capital transaction.

    The Company's decrease in cash and cash equivalents of $55.4 million from December 31, 2001 to December 28, 2002, is due primarily to the $49.6 million redemption of the 12.25% Senior unsecured notes, due in 2004, on April 26, 2002, the $15.0 million partial redemption of the 11.00% Senior secured notes, due in 2007, on July 25, 2002, payments on promissory notes and capitalized obligations of approximately $9.0 million, and an $8.9 million repayment of Rose Hills' bank credit agreement, partially offset by operating cash flow of $68.7 million for the 52 weeks ended December 28, 2002. In addition, the Company had net proceeds on asset sales of approximately $21.2 million, purchases of property and equipment and business acquisitions of approximately $25.2 million and net insurance asset purchases of approximately $38.6 million. As a result of a review of the outstanding receivables during 2002 and its ongoing collection efforts, the Company wrote off against the allowance for doubtful accounts approximately $21.9 million of its receivables.

    At December 31, 2001, the Company had accrued approximately $57.1 million of reorganization costs related to costs incurred during the Predecessor's reorganization, as well as costs incurred in connection with the actual emergence and various activities related thereto. Of this amount, the Company paid or adjusted accruals of approximately $30.8 million during the 52 weeks ended December 28, 2002. Although the Company expected to pay the $57.1 million during 2002, delays experienced in the completion of the reorganization process resulted in the remaining balance of $26.3 million at December 28, 2002. Though emergence occurred on the Effective Date, it is the Company's continuing responsibility to resolve allowed amounts for unresolved claims. Although actual payments were set aside at emergence, the continuing costs, primarily legal fees, general Chapter 11 costs, legal reorganization costs and adversary proceeding costs, continue to be incurred to complete the remaining reorganization procedures. The Company expects to pay the remainder during fiscal year 2003. A reconciliation of changes in the reorganization accrual is included in Note 14 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

INTRODUCTION

    Pursuant to the Plan, the Company issued on the Effective Date, among other things, debt securities for the discharge of a substantial portion of the Debtors' liabilities subject to compromise, and approximately $45 million of the Debtors' indebtedness was reinstated. Pursuant to the Plan, the Company issued the following debt securities on the Effective Date:

    (a) Five-Year Secured Notes in an aggregate principal amount of $250 million bearing interest at 11% per annum and due in 2007
       ($15 million redeemed during fiscal 2002, and $10 million redeemed in January 2003);

    (b) Two-Year Unsecured Notes in an aggregate principal amount of $49.6 million bearing interest at 12 1/4% per annum and due in 2004 (fully redeemed during fiscal 2002);

    (c) Seven-Year Unsecured Notes in an aggregate principal amount of $330 million bearing interest at 12 1/4% per annum and due in 2009; and

    (d) Convertible Subordinated Notes in an aggregate principal amount of $24.7 million bearing interest at 12 1/4% per annum and due in 2012. The carrying amount of $32.8 million includes an unamortized premium of $8.1 million. The Convertible Subordinated Notes are convertible at any time into the Company's Common Stock at an initial conversion rate of $17.17 per share, adjusted for subsequent dividends, stock splits and issuance of rights, options and warrants. At December 28, 2002, the conversion rate was $17.17 per share.

    As a result of the implementation of the Plan, the Company now owns all of the outstanding capital stock of Rose Hills. As of December 28, 2002, Rose Hills Company had outstanding $52.6 million under a bank credit agreement, $26.3 million of which matures in May 2003 and $26.3 million of which matures in November, 2003, and $77.8 million (net of $2.2 million fair value discount) of outstanding 9 1/2% Senior Subordinated Notes due November 2004.

LONG-TERM INDEBTEDNESS

    The Company's carrying amounts of long-term indebtedness as of December 28, 2002, are as follows:

                             LONG-TERM INDEBTEDNESS

                                                      PARENT COMPANY    ROSE HILLS   ALDERWOODS GROUP
ISSUE                                                ALDERWOODS GROUP    COMPANY       CONSOLIDATED
-----                                                ----------------   ----------   ----------------
                                                               CARRYING VALUE (IN MILLIONS)
Bank credit agreement..............................       $   --          $ 52.6          $ 52.6
11.00% Senior secured notes due in 2007............        235.0              --           235.0
9.50% Senior subordinated notes due in 2004........           --            77.8            77.8
12.25% Senior unsecured notes due in 2004..........           --              --              --
12.25% Senior unsecured notes due in 2009..........        330.0              --           330.0
12.25% Convertible subordinated notes due in
  2012.............................................         32.8              --            32.8
Promissory notes and capitalized obligations.......         30.2             1.3            31.5
                                                          ------          ------          ------
  Carrying amounts.................................       $628.0          $131.7          $759.7
                                                          ======          ======          ======

    As a condition to the Plan becoming effective, the Company entered into the Credit Facility. The Credit Facility has a maximum availability of the lesser of $75 million or an amount (determined pursuant to a borrowing base calculation) equal to the sum of (a) 80% of eligible accounts receivable plus (b) the lesser of (i) 50% of the value of eligible inventory and (ii) $15 million plus (c) the lesser of (i) 25% of the book value of real property on which the collateral agent for the exit lenders has a first priority mortgage and (ii) $40 million. Up to $35 million of the Credit Facility is available in the form of letters of credit. Borrowings under the Credit Facility bear interest at a rate per annum equal to the J.P. Morgan Chase & Co. prime rate (1.5625% at December 28, 2002), plus 1% or, at the Company's option, LIBOR (1.4% at December 28, 2002), plus 2.5%. As of December 28, 2002, the Company's borrowing base was approximately $70.1 million under the Credit Facility, less approximately $12.1 million in outstanding letters of credit that secure various service arrangements for the Company.

    On November 14, 2002, the expiry date of the Credit Facility was extended to January 2, 2004. Subsequently, on February 14, 2003, the terms of the Credit Facility were further amended to allow the Company to draw up to $30.0 million (the "Rose Hills Special Advance") from the Credit Facility for the purpose of assisting in the repayment of the principal amount of $52.6 million outstanding under Rose Hills' bank credit agreement and coming due in 2003. In addition, the amendment provided that while any amount under the Rose Hills Special Advance is outstanding, the Company requires lender approval to borrow any other amount from the Credit Facility, the aggregate amount outstanding under letters of credit may not exceed $14.0 million, and the Credit Facility will be additionally secured by personal and specified real property of Rose Hills and its subsidiaries. Also, on February 14, 2003, the expiry date of the Credit Facility was further extended to April 30, 2004.

    The Company expects that its existing and projected cash flows will be sufficient to maintain its current level of operating activities through 2003.

    The Credit Facility, 11% Senior secured notes due in 2007 (the "Five-Year Secured Notes"), 12.25% Senior unsecured notes due in 2009 (the "Seven-Year Unsecured Notes") and 12.25% Convertible subordinated notes due in 2012 (the "Convertible Subordinated Notes"), are guaranteed by substantially all of Alderwoods Group's wholly-owned U.S. subsidiaries, other than Rose Hills and its subsidiaries, except as contemplated by the amended Credit Facility as a result of the Rose Hills Special Advances, Alderwoods Group's insurance subsidiaries and certain other excluded subsidiaries. Alderwoods Group, the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several. There are no cross-guarantees of debt between the Company and Rose Hills or its subsidiaries, except as contemplated by the amended Credit Facility as a result of the Rose Hills Special Advances.

    On April 17, 2002, the Company called for the redemption of all its outstanding Two-Year Unsecured Notes. On April 26, 2002, all outstanding Two-Year Unsecured Notes were redeemed for a total redemption price of $49.6 million, plus accrued interest to (but not including) April 26, 2002. On July 25, 2002, the Company completed an optional redemption of $15.0 million in principal amount, plus accrued interest, and, on January 2, 2003, completed a mandatory redemption of $10.0 million in principal amount, plus accrued interest, of the Five-Year Secured Notes.

    The Company's Rose Hills' non-recourse subsidiary senior secured debt of $52.6 million matures in 2003, approximately $26.3 million in May 2003 and approximately $26.3 million in November 2003. The Company intends to retire in full the $52.6 million outstanding on or before May 1, 2003 as described above.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following table details the Company's amounts of payments due under various contractual obligations with terms greater than one year as of December 28, 2002.

                                                                    PAYMENTS DUE BY PERIOD
                                                     ----------------------------------------------------
                                                     LESS THAN                                    AFTER
CONTRACTUAL OBLIGATIONS                    TOTAL      1 YEAR      1 - 3 YEARS     4 - 5 YEARS    5 YEARS
-----------------------                   --------   ---------   -------------   -------------   --------
                                                                  (IN THOUSANDS)
Long-term debt (a)......................  $722,321   $ 82,642       $110,000        $175,000     $354,679
Promissory notes and capitalized
  obligations (a) (b)...................    31,449      7,966         15,380           4,627        3,476
Operating leases (c)....................    62,114     13,556         19,804           9,094       19,660
                                          --------   --------       --------        --------     --------
Total contractual cash obligations......  $815,884   $104,164       $145,184        $188,721     $377,815
                                          ========   ========       ========        ========     ========

------------------------

(a) Long-term debt excludes unamortized premium and discount. Long-term debt and promissory notes and capitalized obligations are included in long-term debt in Note 6 to the Company's Consolidated Financial Statements.

(b) Promissory notes and capitalized obligations include non-competition agreements and capitalized lease obligations.

(c) Operating leases are primarily for premises and automobiles, expire over the next one to 24 years, and are included in Note 10 to the Company's Consolidated Financial Statements.

    In addition to the operating leases noted in the table above, as at December 28, 2002, the Company leased approximately 1,100 vehicles under a master operating lease agreement, which has a minimum lease term of 12 months. The Company's practice is to continue these leases on a month-to-month basis after the expiry of the minimum lease term. Lease payments for these vehicles are projected to be $7.7 million in 2003.

    The following table details the Company's amounts of commercial commitments as of December 28, 2002.

                                                               AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                          ----------------------------------------------------
                                          TOTAL AMOUNTS   LESS THAN                                    AFTER
COMMERCIAL COMMITMENTS                      COMMITTED      1 YEAR      1 - 3 YEARS     4 - 5 YEARS    5 YEARS
----------------------                    -------------   ---------   -------------   -------------   --------
                                                                     (IN THOUSANDS)
Lines of credit (a).....................     $--            $--          $--             -$-           $--
Standby letters of credit (b)...........      12,100        --            12,100         --             --
                                             -------        -----        -------          -----        -----
Total contractual cash obligations......     $12,100        $--          $12,100         -$-           $--
                                             =======        =====        =======          =====        =====

------------------------

(a) Relates to the Company's Credit Facility, which has a borrowing base of $70.1 million, less outstanding letters of credit and Rose Hills secured revolving credit facility of $10 million. Except for outstanding letters of credit described in (b) below, there were no outstanding balances under the Credit Facility or Rose Hills revolving credit facility. On November 14, 2002, the expiry date of the Credit Facility was extended to January 2, 2004, and on February 14, 2003, the expiry date was further extended to April 30, 2004. The Rose Hills revolving credit facility expires on
    April 1, 2003, and is not expected to be renewed.

(b) Standby letters of credit primarily relate to a court ordered legal claim, surety bonds for various pre-need sales trusting requirements and security for certain automobile operating leases and cash management services.

OTHER INFORMATION

    The Company's earnings before interest, taxes, depreciation and amortization, and provision for goodwill and asset impairment ("EBITDA") and recurring free cash flow for the 52 weeks ended December 28, 2002, are presented in the table below. Recurring free cash flow is calculated by adjusting cash provided by operations to exclude certain operating items specified in the table, and then subtracting maintenance capital expenditures. EBITDA and recurring free cash flow are not terms that have specific meaning in accordance with U.S. GAAP and may be calculated differently from other enterprises. They should not be considered in isolation from net earnings or operating cash flow measures calculated in accordance with U.S. GAAP. EBITDA and recurring free cash flow are presented herein as additional performance criteria, that are used by the Company and considered relevant to investors, to be compared with other enterprises in the death care industry.

                                                                 52 WEEKS ENDED
                                                                DECEMBER 28, 2002
                                                              ---------------------
                                                              (MILLIONS OF DOLLARS)
EBITDA:
Loss from operations........................................         $(148.9)
Depreciation and amortization...............................            43.5
Provision for goodwill impairment...........................           242.2
Provision for asset impairment..............................             3.3
                                                                     -------
EBITDA......................................................         $ 140.1
                                                                     =======

                                                                 52 WEEKS ENDED
                                                                DECEMBER 28, 2002
                                                              ---------------------
                                                              (MILLIONS OF DOLLARS)
RECURRING FREE CASH FLOW:
Cash provided by operations.................................         $  68.7
Change due to timing of interest payments...................           (11.5)
Net change of insurance invested assets.....................           (38.6)
Reorganization costs and emergence claims paid..............            40.1
Recovery of excess trust contributions and unwithdrawn
  earnings..................................................            (9.4)
                                                                     -------
Adjusted cash provided by operations........................            49.3
Less: maintenance capital expenditures......................           (18.3)
                                                                     -------
Recurring free cash flow....................................         $  31.0
                                                                     =======

ACQUISITIONS AND DISPOSITIONS

    During the 52 Weeks ended December 28, 2002, the Company acquired seven funeral homes in the United Kingdom for approximately $0.9 million.

    During the 52 Weeks ended December 28, 2002, the Company sold or closed 59 funeral homes, 31 cemeteries and three combination funeral homes and cemeteries for net proceeds of approximately $21.2 million. At December 28, 2002, the Company had seven funeral homes and 21 cemeteries under signed agreements for sale, with net assets and expected proceeds of approximately $3.1 million.

    On July 2, 2002, the Company completed the purchase of the stock held by the minority interest shareholder in certain Texas entities. Under the terms of such purchase agreement, the Company paid $5.4 million to acquire all of the minority interests, resulting in 100% ownership of all Texas operating locations.

RESTRICTIONS

    The Credit Facility and the indentures governing the Five-Year Secured Notes, the Seven-Year Unsecured Notes and the Convertible Subordinated Notes prohibit the Company from consummating certain asset sales unless
(a) consideration at least equal to fair market value is received and
(b) except with respect to specified assets, not less than 75% of the consideration for the asset sale is paid in cash or cash equivalents. Within
270 days of the receipt of net proceeds from any such asset sale, the Company will be obligated to apply such net proceeds at its option (or as otherwise required) as follows: (a) to pay the Credit Facility and permanently reduce commitments with respect thereto, or (b) to make capital expenditures or acquisitions of other assets in the same line of business as the Company or certain of its subsidiaries or businesses related thereto. To the extent the Company receives net proceeds from any such asset sale not applied in accordance with the immediately preceding sentence in excess of certain thresholds, the Company must offer to purchase Five-Year Secured Notes, Seven-Year Unsecured Notes or Convertible Subordinated Notes (in that order) with such excess proceeds.

    The Company's insurance subsidiaries are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company and its other subsidiaries. The cash flow from operations of the insurance subsidiaries for the 52 weeks ended December 28, 2002, was approximately $39.0 million.

    The Company is not expecting to pay any dividends on the Common Stock in the foreseeable future. In addition, covenants in the respective indentures governing the Five-Year Secured Notes, the Seven-Year Unsecured Notes and the Convertible Subordinated Notes and in the Credit Facility restrict the Company's ability to pay dividends and may prohibit the payment of dividends and certain other payments.

RECENT ACCOUNTING STANDARDS

    See Note 3 to the Company's Consolidated Financial Statements included in
Item 8.

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

    Loewen Group's financial difficulties primarily stemmed from a highly burdensome debt load, much of which was incurred in connection with its historical acquisition program, and the poor cash flow characteristics associated with its then-existing cemetery pre-need sales strategy. As of March 31, 1999, Loewen Group's consolidated balance sheet reflected approximately $2.1 billion of long-term debt (of which approximately
$742.2 million was due currently) and approximately $48.8 million of other current debt. The deterioration of Loewen Group's financial health was also caused by a $175 million settlement of the litigation captioned O'KEEFE V. THE LOEWEN GROUP INC. in 1996, which affected its immediate and future liquidity, and resulted in unfavorable publicity that negatively affected its operating results and ability to maintain its long-term acquisition strategy (see
"Item 1. Business").

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

    Certain consolidated financial and other information concerning the Predecessor may be of limited interest to stockholders of the Company and has been included in this annual report on Form 10-K. However, due to the significant changes in the financial structure of the Company, the application of "fresh start" reporting as explained in Note 2 to the Company's Consolidated Financial Statements and as a result of the confirmation and implementation of the Plan and changes in accounting policies and fiscal accounting periods adopted by the Company, the Consolidated Financial Statements and other information of the Company issued subsequent to the Plan implementation are not comparable with the consolidated financial and other information issued by the Predecessor prior to the Plan implementation. Accordingly, management's discussion and analysis of financial condition and results of operations of the Predecessor should be reviewed with caution, and should not be relied upon as being indicative of future results of the Company or providing an accurate comparison of financial performance.

    This discussion and analysis of financial condition and results of operations of the Company and the Predecessor are based upon and should be read in conjunction with the Company's Consolidated Financial Statements and the Predecessor's consolidated financial statements included in Item 8 of this Form 10-K (including the notes thereto).

RESULTS OF OPERATIONS

    Detailed below are the operating results of the Predecessor for the years ended December 31, 2001 and 2000, expressed in dollar amounts as well as relevant percentages. The operating results are presented as a percentage of revenue.

    The operations of the Predecessor comprised three businesses: funeral homes, cemeteries and insurance. Additional segment information is provided in Note 15 to the Predecessor's consolidated financial statements.

                                                                          PREDECESSOR
                                                           ------------------------------------------
                                                                YEAR ENDED            YEAR ENDED
                                                               DECEMBER 31            DECEMBER 31
                                                           --------------------   -------------------
                                                             2001       2000        2001       2000
                                                           --------   ---------   --------   --------
                                                              (IN MILLIONS)          (PERCENTAGES)
Revenue
  Funeral................................................  $  522.1   $   576.9      62.4       62.2
  Cemetery...............................................     210.1       263.2      25.1       28.4
  Insurance..............................................     104.2        87.6      12.5        9.4
                                                           --------   ---------    ------     ------
    Total................................................  $  836.4   $   927.7     100.0      100.0
                                                           --------   ---------    ------     ------
Gross margin
  Funeral................................................  $  138.4   $   172.4      26.5       29.9
  Cemetery...............................................      31.1        84.0      14.8       31.9
  Insurance..............................................      11.7         5.6      11.2        6.5
                                                           --------   ---------    ------     ------
    Total................................................     181.2       262.0      21.7       28.2
Expenses
  General and administrative.............................      75.7        70.6       9.1        7.6
  Depreciation and amortization..........................      57.0        57.0       6.8        6.1
  Provision for asset impairment.........................     180.7       116.9      21.6       12.6
                                                           --------   ---------    ------     ------
Earnings (loss) from operations..........................    (132.2)       17.5     (15.8)       1.9
Interest on long-term debt...............................      11.0        12.4       1.3        1.3
Reorganization costs.....................................      87.2        45.9      10.4        4.9
Loss on disposal of subsidiaries and other expenses......    (171.2)       (6.0)    (20.4)      (0.7)
                                                           --------   ---------    ------     ------
Loss before income taxes, extraordinary items and
  cumulative effect of accounting change.................     (59.2)      (34.8)     (7.1)      (3.6)
Income taxes.............................................      28.0        22.5       n/a        n/a
                                                           --------   ---------    ------     ------
Loss before extraordinary items and cumulative effect of
  accounting change......................................     (87.2)      (57.3)    (10.4)      (6.2)
Extraordinary gain on debt discharge.....................     959.0          --     114.7         --
Fresh start valuation adjustments........................    (228.1)         --     (27.3)        --
Cumulative effect of accounting change...................        --      (986.8)       --     (106.3)
                                                           --------   ---------    ------     ------
Net income (loss)........................................  $  643.7   $(1,044.1)     77.0     (112.5)
                                                           ========   =========    ======     ======

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

                  FORWARD-LOOKING STATEMENTS AND RISK FACTORS

FORWARD-LOOKING STATEMENTS

    Certain statements made in this Form 10-K, including certain statements made in the section entitled "Management's Discussion and Analysis of Alderwoods Group -- Business Strategy" and "Quantitative and Qualitative Disclosures about Market Risk," in other filings made with the SEC, and elsewhere (including oral statements made on behalf of the Company) are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and
Section 21E(i) of the Securities Exchange Act of 1934. The words "believe," "may," "will," "estimate," "continues," "anticipate," "intend," "expect" and similar expressions identify these forward-looking statements. Certain events or circumstances, including those described below under the caption "Risk Factors," could cause actual results to differ materially from those estimated, projected or predicted. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

    4. THE DEATH RATE MAY DECREASE. The death rate in the United States is estimated to have declined by approximately 1% in 1997 and approximately 2% in 1998, reversing a trend of an approximate 1% increase per year since 1980. However, for the combined two-year period from 1998 to 2000, the death rate is estimated to have declined by less than 1%. Industry studies indicate that the average age of the population is increasing. The financial results of the Company may be affected by any decline in the death rate.

    5. THE RATE OF CREMATION IS INCREASING. There is an increasing trend in the United States toward cremation. According to the latest industry studies available, cremations represented approximately 27% of the burials performed in the United States in 2001, as compared with approximately 10% in 1980, and this percentage increased by approximately 1% annually from 1997 to 2001. Compared to traditional funeral services, cremations have historically generated similar gross profit percentages but lower revenues. A substantial increase in the rate of cremations performed by the Company could have a material adverse effect on the results of operations of the Company.

    6. DISPOSITIONS MAY ADVERSELY AFFECT REVENUES. Revenue is affected by the level of dispositions, which may or may not be significant.

THE COMPANY HAS SUBSTANTIAL DEBT

    1. SUBSTANTIAL LEVERAGE WILL CONTINUE. The Company's total carrying value of long-term indebtedness (including the current portion thereof) is $759.7 million as of December 28, 2002. While the Company believes that future operating cash flow, together with financing arrangements, will be sufficient to finance operating requirements under the Company's business plan, the Company's leverage and debt service requirements could make it more vulnerable to economic downturns in the markets the Company intends to serve or in the economy generally. The Company's indebtedness could restrict its ability to obtain additional financing in the future and, because the Company may be more leveraged than certain of its competitors, could place the Company at a competitive disadvantage.

    The Company's Rose Hills' non-recourse subsidiary senior secured debt of $52.6 million matures in 2003, approximately $26.3 million in May 2003 and approximately $26.3 million in November 2003. Although, the Company intends to retire in full the $52.6 million outstanding on or before May 1, 2003, it amended the Credit Facility to obtain the Rose Hills Special Advance needed to finance this retirement. The restrictions under the amended Credit Facility, which require the Company to obtain lender approval to borrow any other amount from the Credit Facility until the Rose Hills Special Advance is repaid and limit the amount that can be outstanding under letters of credit, may exacerbate the risks noted in the preceding paragraph.

    2. DEBT INSTRUMENTS CONTAIN RESTRICTIVE COVENANTS THAT MAY LIMIT LIQUIDITY AND CORPORATE ACTIVITIES. The Credit Facility and the indentures governing the Five-Year Secured Notes, the Seven-Year Unsecured Notes, the Convertible Subordinated Notes and the Rose Hills debt contain covenants that impose operating and financial restrictions on the Company. For example, these covenants restrict the ability of Alderwoods Group, and most of its subsidiaries, to incur additional indebtedness, prepay indebtedness, allow liens on assets, sell stock or other assets without using proceeds thereof to reduce the indebtedness of the Company, engage in mergers or acquisitions, make investments or pay dividends or distributions (other than to Alderwoods Group or certain of its subsidiaries). These covenants could prohibit the Company from making acquisitions and adversely affect the Company's ability to finance future operations by limiting the incurrence of additional indebtedness or requiring equity issuance proceeds to be applied to reduce indebtedness. In addition, the Company is required to achieve specified earnings to fixed charges ratios and specified levels of tangible net worth. Adverse operating results could cause the Company to be unable to achieve these financial ratios and tests, in which event, unless the Company were able to obtain appropriate waivers with respect to non-compliance, certain of the Company's long-term debt would be in default and the holders thereof could accelerate the maturities of such debt.

    3. SUBSIDIARY STOCK IS SUBJECT TO SECURITY INTERESTS. The capital stock of subsidiaries directly owned by Alderwoods Group or a subsidiary guarantor of the Credit Facility is subject to various liens and security interests, subject to percentage limitations in the case of foreign subsidiaries. If a holder of a security interest becomes entitled to exercise its rights as a secured party, it would have the right to foreclose upon and sell or otherwise transfer the collateral subject to its security interest, and the collateral accordingly would be unavailable to Alderwoods Group or the subsidiary owning the collateral, except to the extent, if any, that the value of the affected collateral exceeds the amount of indebtedness in respect of which such foreclosure rights are exercised.

    4. THE SECURITY FOR THE FIVE-YEAR SECURED NOTES MAY NOT BE SUFFICIENT TO SECURE PAYMENTS. The Company's obligations under the Five-Year Secured Notes Indenture is secured by collateral which consists of (i) substantially all personal property (other than capital stock) and (ii) the material funeral home real property assets pledged under the Credit Facility of the Company and certain of its wholly owned subsidiaries. The rights of the holders of the Five-Year Notes to this collateral will be subordinate to those of the lenders under the Credit Facility. The proceeds from the sale of this collateral may not be sufficient to satisfy amounts due on the Five-Year Secured Notes.

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

    5.  CERTAIN DEBT IS EFFECTIVELY SUBORDINATED TO OBLIGATIONS OF
SUBSIDIARIES. Alderwoods Group principally is a holding company, and therefore its right to participate in any distribution of assets of any subsidiary upon that subsidiary's dissolution, winding-up, liquidation or reorganization or otherwise is subject to the prior claims of creditors of that subsidiary, except to the extent that Alderwoods Group may be a creditor of that subsidiary and its claims are recognized. There are various legal limitations on the extent to which some of the subsidiaries of Alderwoods Group may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, Alderwoods Group or its other subsidiaries. The Five-Year Secured Notes, the Seven-Year Unsecured Notes and the Convertible Subordinated Notes are effectively subordinated to all indebtedness and other obligations of the subsidiaries except to the extent that those subsidiaries have guaranteed that obligations of Alderwoods Group to pay amounts due on the Five-Year Secured Notes, the Seven-Year Unsecured Notes or the Convertible Subordinated Notes, as applicable.

THE TAX RATE IS UNCERTAIN

    1. EFFECTIVE INCOME TAX RATE MAY VARY. The Company expects that its effective income tax rate for 2003 and beyond may vary significantly from the statutory tax rate because (i) income tax benefits may be offset by an increase in the valuation allowance due to the uncertainty regarding the ability to utilize the benefits in the future, (ii) the losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions,
(iii) there are differences between foreign and United States income tax rates, and (iv) many tax years are subject to audit by different tax jurisdictions.

    2. FEDERAL TAX AUDIT COULD IMPACT TAX RATE. In connection with the audit of the 1993 through 1998 federal income tax returns, the Company and the Internal Revenue Service have reached a tentative agreement that resolves certain issues that were in dispute. This tentative agreement has been submitted to the Congressional Joint Committee on Taxation ("Joint Committee") for its review and approval. If approved by the Joint Committee, this tentative agreement would have a significant positive effect on the Company's future tax rate in the year of settlement. However, the ultimate outcome and timing of the final resolution cannot be determined at this time.

CAPITAL STOCK: DIVIDENDS NOT ANTICIPATED; ANTI-TAKEOVER EFFECTS

    1. VOLATILITY IS POSSIBLE. In January 2002, the Company's Common Stock and Warrants commenced trading on The NASDAQ Stock Market, Inc. Due to the limited trading history of the Company's Common Stock and Warrants, there can be no assurance as to the degree of price volatility in the market for the Common Stock and Warrants. The market price of the Common Stock and Warrants may be subject to significant fluctuations in response to numerous factors, including variations in the Company's annual or quarterly financial results or those of its competitors, changes by financial analysts in their estimates of the future earnings of the Company, conditions in the economy in general or in the funeral industry in particular or unfavorable publicity. Additionally, there can be no assurance that the market value of the Common Stock will exceed the exercise price of the Warrants at any time prior to their expiration.

    2. DIVIDENDS ARE NOT ANTICIPATED; PAYMENT OF DIVIDENDS IS SUBJECT TO RESTRICTION. Alderwoods Group is not expecting to pay any dividends on the Common Stock in the foreseeable future. In addition, covenants in the respective indentures governing the Five-Year Secured Notes, the Seven-Year Unsecured Notes and the Convertible Subordinated Notes and in the Credit Facility restrict the ability of Alderwoods Group to pay dividends and may prohibit the payment of dividends and certain other payments. Certain institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in the Common Stock.

    3. CERTAIN PROVISIONS IN OUR CHARTER DOCUMENTS AND RIGHTS PLAN HAVE ANTI-TAKEOVER EFFECTS. Certain provisions of the certificate of incorporation and bylaws, of Alderwoods Group, as well as the General Corporation Law of the State of Delaware, may have the effect of delaying, deferring or preventing a change in control of Alderwoods Group. Such provisions, including those providing for the possible issuance of preferred stock of Alderwoods Group without stockholder approval, regulating the nomination of directors and eliminating stockholder action by written consent may make it more difficult for other persons, without the approval of the Board of Directors (the "Board of Alderwoods Group"), to make a tender offer or otherwise acquire substantial amounts of the Common Stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder's best interest. Additionally, the Company's short-term stockholder rights plan, which was adopted by the Board of Alderwoods Group on March 6, 2002, and became effective on March 26, 2002, may also delay, defer or prevent a change of control of Alderwoods Group. Under the rights plan, each outstanding share of Common Stock has one right attached that trades with the Common Stock. Absent prior action by the Board of Alderwoods Group to redeem the rights or amend the rights plan, upon the consummation of certain acquisition transactions, the rights would entitle the holder thereof (other than the acquiror) to purchase shares of Common Stock at a discounted price in a manner designed to result in substantial dilution to the acquiror. The shareholders rights plan will expire in September 2003, and there is presently no extension or renewal contemplated by the Company.

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

    3. OUTCOME OF NAFTA CLAIMS IS IMPOSSIBLE TO PREDICT. In October 1998, the Predecessor filed the NAFTA Claims against the government of the United States seeking damages under the arbitration provisions of NAFTA. Pursuant to the Plan, the Predecessor, through a series of transactions, transferred to the Company all of its assets, excluding legal title to the NAFTA Claims, and transferred to the Company the right to any and all proceeds from the NAFTA Claims. In addition, pursuant to the Plan, an undivided 25% interest in the proceeds, if any, of the NAFTA Claims as such proceeds may be adjusted as a result of the arbitration contemplated by the letter agreement between the Predecessor and Raymond L. Loewen, dated May 27, 1999 (the "NAFTA Arbitration Agreement"), less
(a) any amounts payable under paragraph 3 of the NAFTA Arbitration Agreement and
(b) any amounts payable pursuant to the contingency fee letter agreement between Jones, Day, Reavis & Pogue and Loewen Group, dated July 25, 2000, was transferred to the Liquidating Trust. Although the Company believes that these actions should not affect the NAFTA Claims, the government of the United States, respondent in the NAFTA proceeding, has asserted that these actions have divested the Arbitration Tribunal of jurisdiction over some or all of the claims. The Company does not believe that it is possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of the damages, if any, that may be awarded, or the proceeds, if any, that may be received in respect of the NAFTA Claims.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's major market risk exposures are to changing interest rates, currency exchange rates and to equity prices. The market risk exposure discussion below provides information about market-sensitive financial instruments and constitutes "forward-looking statements," which involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

    The Company's exposure to interest rate fluctuations resides primarily in the United States, and the Company's exposure to currency exchange rate fluctuations resides primarily in investments and operations in Canada and, to a lesser extent, the United Kingdom, each of which is generally stable politically and economically and is not highly inflationary. The Company has not entered into any derivative instruments at December 28, 2002.

    The Company intends to implement strategies to manage its mix of floating and fixed rate debt through the use of derivatives, primarily in the form of interest rate and currency swap transactions. No such instruments were in place at December 28, 2002.

    The Company's debt instrument sensitivity to floating interest rates is based on the Company's floating rate debt being based in the United States. Accordingly, changes in U.S. interest rates can affect the interest paid on the Company's floating rate debt. The current mix of fixed and floating rate debt was determined by the Plan. At December 28, 2002, the Company's total fixed rate debt is $701.1 million, representing approximately 93% of total debt, and has a weighted average rate of 11.39%. The Company's floating rate exposure of $52.6 million, represents 7% of total debt and has a weighted average rate of approximately 4.9%. A one percent change in the applicable floating rate indices would cause an approximately $0.5 million change in the Company's annual interest expense.

    The Company's exposure to equity prices resides primarily in the United States. The sale of pre-need funeral contracts, pre-need cemetery merchandise and insurance products results in the Company having significant investment in, and supervising the management of the trusts that have significant investments in mutual funds and equity securities which are sensitive to current market prices. Fluctuations in interest and equity market rates on investments held in pre-need funeral trusts and pre-need cemetery merchandise trusts do not result in significant current income fluctuation, as the income is not realized until services are performed. Investments of pre-need cemetery merchandise trusts and insurance invested assets are currently predominately in fixed income securities. The Company manages the mix of equities and fixed income securities in accordance with policies set by an investment committee comprised of members of senior management. The investment committee sets and modifies the mix of investments with the assistance of independent professional financial advisors. The policy emphasizes a conservative approach while maintaining acceptable levels of income and capital appreciation.

    The principal cash flows and the related weighted average interest rates for the Company's long-term debt as of December 28, 2002, are presented below. The carrying values of the Company's debt instruments are included in Note 6 to the Company's Consolidated Financial Statements.

                    QUANTITATIVE DISCLOSURE OF MARKET RISKS

                                                    EXPECTED MATURITY DATE
                       --------------------------------------------------------------------------------
                         2003          2004          2005          2006          2007        THEREAFTER
                       --------      --------      --------      --------      --------      ----------
                                                    (DOLLARS IN THOUSANDS)
LONG-TERM DEBT (1)
Fixed rate US$ debt..  $37,966       $91,190       $34,190       $42,463       $137,164       $358,155
  Average rate.......    11.80%        11.75%        11.81%        11.88%         12.23%         12.23%
Floating rate US$
  debt...............  $52,642       $    --       $    --       $    --       $     --       $     --
  Average rate.......     4.90%           --            --            --             --             --

                        EXPECTED MATURITY DATE
                       ------------------------
                        TOTAL        FAIR VALUE
                       --------      ----------
                        (DOLLARS IN THOUSANDS)
LONG-TERM DEBT (1)
Fixed rate US$ debt..  $701,128       $660,637
  Average rate.......     11.39%
Floating rate US$
  debt...............  $ 52,642       $ 52,642
  Average rate.......      4.90%

--------------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
ALDERWOODS GROUP, INC., CONSOLIDATED FINANCIAL STATEMENTS

  Report of Independent Accountants.........................     45

  Consolidated Balance Sheets as of December 28, 2002 and
    December 31, 2001.......................................     46

  Consolidated Statement of Operations for the 52 Weeks
    Ended December 28, 2002.................................     47

  Consolidated Statement of Stockholders' Equity for the 52
    Weeks Ended December 28, 2002...........................     48

  Consolidated Statement of Cash Flows for the 52 Weeks
    Ended December 28, 2002.................................     49

  Notes to the Consolidated Financial Statements............     50

THE LOEWEN GROUP INC., CONSOLIDATED FINANCIAL STATEMENTS
  (PREDECESSOR) (1)

  Report of Independent Accountants.........................     87

  Consolidated Balance Sheet as of December 31, 2001........     88

  Consolidated Statements of Operations for the Years Ended
    December 31, 2001 and 2000..............................     89

  Consolidated Statements of Stockholders' Equity for the
    Years Ended December 31, 2001 and 2000..................     90

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2001 and 2000..............................     91

  Notes to the Consolidated Financial Statements............     92

------------------------

(1) ALTHOUGH NOT COMPARABLE, CERTAIN CONSOLIDATED FINANCIAL INFORMATION AND OTHER INFORMATION OF THE LOEWEN GROUP INC. FOR 2001 AND 2000, MAY BE OF LIMITED INTEREST TO STOCKHOLDERS OF THE COMPANY, AND HAS BEEN INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K.

                             ALDERWOODS GROUP, INC.
                      (SUCCESSOR TO THE LOEWEN GROUP INC.)

    THE FOLLOWING ALDERWOODS GROUP, INC. CONSOLIDATED FINANCIAL STATEMENTS ISSUED SUBSEQUENT TO THE PLAN IMPLEMENTATION ARE NOT COMPARABLE WITH THE CONSOLIDATED FINANCIAL STATEMENTS ISSUED BY THE LOEWEN GROUP INC. PRIOR TO THE PLAN IMPLEMENTATION, DUE TO THE SIGNIFICANT CHANGES IN THE FINANCIAL AND LEGAL STRUCTURE OF THE COMPANY, THE APPLICATION OF FRESH START REPORTING AT
DECEMBER 31, 2001, RESULTING FROM CONFIRMATION AND IMPLEMENTATION OF THE PLAN AND CHANGES IN ACCOUNTING POLICIES, CERTAIN ACCOUNT CLASSIFICATIONS AND FISCAL ACCOUNTING PERIODS ADOPTED BY THE COMPANY. ACCORDINGLY, THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FOR THE 52 WEEKS ENDED DECEMBER 28, 2002, DO NOT INCLUDE COMPARABLE OPERATING AND CASH FLOW INFORMATION. CERTAIN CONSOLIDATED FINANCIAL INFORMATION OF THE LOEWEN GROUP INC. MAY BE OF LIMITED INTEREST TO THE STOCKHOLDERS OF THE COMPANY, AND HAS BEEN INCLUDED FOR 2001 AND 2000 ELSEWHERE IN THIS FORM 10-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Alderwoods Group, Inc.:

    We have audited the accompanying consolidated balance sheets of Alderwoods Group, Inc. as at December 28, 2002 and December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the fifty-two weeks ended December 28, 2002. In connection with our audits of the consolidated financial statements, we also have audited the information with respect to the Company in financial statement Schedule II included in Item 15 of the Company's annual report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alderwoods Group, Inc. as at December 28, 2002, and December 31, 2001, and the results of its operations and its cash flows for the fifty-two weeks ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chartered Accountants
Vancouver, Canada

March 6, 2003

                             ALDERWOODS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                       EXPRESSED IN THOUSANDS OF DOLLARS
                      EXCEPT NUMBER OF SHARES OUTSTANDING

                                                              DECEMBER 28,    DECEMBER 31,
                                                                  2002            2001
                                                              -------------   -------------
ASSETS
Current assets
  Cash and cash equivalents.................................   $   46,112      $  101,561
  Receivables, net of allowances............................       65,996          73,952
  Inventories...............................................       22,284          27,235
  Other.....................................................       22,272          23,345
                                                               ----------      ----------
                                                                  156,664         226,093

Pre-need funeral contracts..................................    1,002,601       1,010,646
Pre-need cemetery contracts.................................      447,336         480,972
Cemetery property...........................................      150,211         151,767
Property and equipment......................................      620,215         637,235
Insurance invested assets...................................      405,413         339,797
Deferred income tax assets..................................        7,872          16,250
Goodwill....................................................      335,779         565,838
Other assets................................................       43,958          74,505
                                                               ----------      ----------
                                                               $3,170,049      $3,503,103
                                                               ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities..................   $  163,795      $  185,426
  Current maturities of long-term debt......................       90,608          17,396
                                                               ----------      ----------
                                                                  254,403         202,822

Long-term debt..............................................      669,062         818,252
Deferred pre-need funeral contract revenue..................      996,781       1,018,236
Deferred pre-need cemetery contract revenue.................      336,833         350,884
Insurance policy liabilities................................      340,240         304,825
Deferred income tax liabilities.............................       24,968          25,000
Other liabilities...........................................       24,360          43,732
                                                               ----------      ----------
                                                                2,646,647       2,763,751
                                                               ----------      ----------

Stockholders' equity
  Common stock, $0.01 par value, 100,000,000 shares
    authorized, 39,941,271 issued and outstanding
    (2001 -- 39,878,870)....................................          399             399
  Capital in excess of par value............................      739,711         738,953
  Accumulated deficit.......................................     (233,744)             --
  Accumulated other comprehensive income....................       17,036              --
                                                               ----------      ----------
                                                                  523,402         739,352
                                                               ----------      ----------
                                                               $3,170,049      $3,503,103
                                                               ==========      ==========

COMMITMENTS AND CONTINGENCIES (NOTES 6, 9, 10 AND 11)

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                       EXPRESSED IN THOUSANDS OF DOLLARS
           EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES OUTSTANDING

                                                                52 WEEKS
                                                                  ENDED
                                                              DECEMBER 28,
                                                                  2002
                                                              -------------
Revenue
  Funeral...................................................    $ 530,562
  Cemetery..................................................      182,839
  Insurance.................................................      120,052
                                                                ---------
                                                                  833,453
                                                                ---------
Costs and expenses
  Funeral...................................................      426,244
  Cemetery..................................................      168,355
  Insurance.................................................       99,087
                                                                ---------
                                                                  693,686
                                                                ---------
                                                                  139,767
General and administrative expenses.........................       43,188
Provision for goodwill impairment...........................      242,204
Provision for asset impairment..............................        3,283
                                                                ---------
Loss from operations........................................     (148,908)
Interest on long-term debt..................................       85,374
Other expense (income), net.................................       (5,498)
                                                                ---------
Loss before income taxes....................................     (228,784)
Income taxes................................................        4,960
                                                                ---------
Net loss....................................................    $(233,744)
                                                                =========
Basic and diluted loss per Common share:
Net loss....................................................    $   (5.86)
                                                                =========
Basic and diluted weighted average number of shares
  outstanding (thousands)...................................       39,916
                                                                =========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                 CAPITAL IN                 ACCUMULATED OTHER
                                       COMMON    EXCESS OF    ACCUMULATED     COMPREHENSIVE
                                       STOCK     PAR VALUE      DEFICIT          INCOME          TOTAL
                                      --------   ----------   -----------   -----------------   --------
Balance at December 31, 2001........    $399      $738,953     $      --         $    --        $739,352
Comprehensive income (loss):
  Net loss..........................                            (233,744)                       (233,744)
  Other comprehensive income (loss):
    Foreign exchange adjustment.....                                               1,942           1,942
    Unrealized holding gains on
      securities, net of income
      taxes of $8,146...............                                              16,863          16,863
        Less: reclassification
          adjustments for gains on
          securities included in
          net loss..................                                              (1,769)         (1,769)
                                                                                 -------        --------
        Total holding gains.........                                              15,094          15,094
                                                                                 -------        --------
Comprehensive (loss)................                                                            (216,708)
Common stock issued:
  Stock issued in connection with
    Predecessor's key employee
    retention plan..................                   262                                           262
  Stock issued as compensation in
    lieu of cash....................                   496                                           496
                                        ----      --------     ---------         -------        --------
Balance at December 28, 2002........    $399      $739,711     $(233,744)        $17,036        $523,402
                                        ====      ========     =========         =======        ========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                                52 WEEKS
                                                                  ENDED
                                                              DECEMBER 28,
                                                                  2002
                                                              -------------
CASH PROVIDED BY (APPLIED TO)
Operations
  Net loss..................................................    $(233,744)
  Items not affecting cash
    Depreciation and amortization...........................       43,519
    Insurance policy benefit reserves.......................       33,189
    Provision for goodwill impairment.......................      242,204
    Provision for asset impairment..........................        3,283
    Loss on disposal of subsidiaries and investments........       (7,257)
    Deferred income taxes...................................        1,635
Other, including net changes in other non-cash balances.....      (14,145)
                                                                ---------
                                                                   68,684
                                                                ---------
Investing
  Proceeds on disposition of assets and investments.........       21,229
  Purchase of property and equipment and business
    acquisitions............................................      (25,214)
  Purchase of insurance invested assets.....................     (300,154)
  Proceeds on disposition and maturities of insurance
    invested assets.........................................      261,584
                                                                ---------
                                                                  (42,555)
                                                                ---------
Financing
  Increase in long-term debt................................          910
  Repayment of long-term debt...............................      (82,488)
                                                                ---------
                                                                  (81,578)
                                                                ---------
Decrease in cash and cash equivalents.......................      (55,449)
Cash and cash equivalents, beginning of year................      101,561
                                                                ---------
Cash and cash equivalents, end of year......................    $  46,112
                                                                =========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 1.  NATURE OF OPERATIONS

    Alderwoods Group, Inc., a Delaware corporation, together with its subsidiaries (collectively, the "Company") is the second-largest operator of funeral homes and cemeteries in North America. As at December 28, 2002, the Company operated 763 funeral homes and 185 cemeteries and 62 combination funeral homes and cemeteries throughout North America and 39 funeral homes in the United Kingdom.

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

NOTE 2.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company, its subsidiaries and operations controlled by the Company through sales and management agreements. The Company is the successor to The Loewen Group Inc. (the "Predecessor") and its subsidiaries, including Loewen Group International, Inc., a Delaware corporation ("Loewen International"). The consolidated financial statements have been prepared using the U.S. dollar as the functional currency and are presented in accordance with accounting principles generally accepted in the United States.

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

    On December 5, 2001 and December 7, 2001, the U.S. Bankruptcy Court and the Canadian Bankruptcy Court, respectively, confirmed the Fourth Amended and Restated Joint Plan of Reorganization, as modified (the "Plan"), of the Predecessor and its subsidiaries under creditor protection (the "Debtors"). The Plan became effective on January 2, 2002 (the "Effective Date") and, for accounting and reporting purposes, is reflected as of December 31, 2001, because United States generally accepted accounting principles require that the financial statements reflect fresh start reporting as of the

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 2.  BASIS OF PRESENTATION (CONTINUED)
confirmation date or as of a later date, that is not subsequent to the Effective Date, when all material conditions precedent to the Plan becoming binding are resolved. Pursuant to the Plan, the Debtors altered their debt and capital structures and, among other things:

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

    - satisfied certain administrative claims through the issuance of the Company's 12 1/4% Convertible Subordinated Notes Due 2012 in the aggregate principal amount of $24,679,000, which are convertible into the Company's Common stock at an initial conversion rate of $17.17 per share and 379,449 shares of the Company's Common stock, which resulted in the Company becoming the owner of all of the outstanding common stock of Rose Hills Holdings Corp. ("Rose Hills"), which in turn owns 100% of the outstanding common stock of Rose Hills Company;

    - assumed, assumed and assigned, or rejected certain executory contracts and unexpired leases to which any Debtor was a party;

    - restructured and simplified the Company's and its subsidiaries' corporate structure; and

    - selected new boards of directors of the Company and its reorganized subsidiaries.

    Due to the significant changes in the financial and legal structure of the Company, the application of fresh start reporting at December 31, 2001, resulting from confirmation and implementation of the Plan and changes in accounting policies and fiscal accounting periods adopted by the Company, the consolidated financial statements of the Company issued subsequent to the Plan implementation are not comparable with the consolidated financial statements issued by the Predecessor prior to the Plan implementation. Accordingly, the Company's consolidated financial statements as at and for the 52 weeks ended December 28, 2002, do not include comparable operating and cash flow information. Certain consolidated financial and other information concerning the Predecessor may be of limited interest to the stockholders of the Company and has been included elsewhere in this Form 10-K.

FRESH START REPORTING

    At December 31, 2001, the Company adopted fresh start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), which in turn required application at the date of Plan implementation of purchase

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 2.  BASIS OF PRESENTATION (CONTINUED)
accounting principles, as prescribed by Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS No. 141"), which superceded Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations." In addition, SOP 90-7 requires the adoption of any new accounting principles concurrent with the adoption of fresh start reporting. As such, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("FAS No. 142") on December 31, 2001. As a result of the adoption of FAS No. 142, goodwill arising from the Company's reorganization is not amortized. Also concurrent with fresh start reporting, the Company adopted a revenue recognition policy relating to pre-need sales of interment rights which differed from that previously applied by the Predecessor (see Note 3).

    Under the principles of fresh start reporting, the Company was required to record the aggregate value of the Company based on the reorganization value as set forth in the Plan. The reorganization value of the Company was determined with the assistance of independent advisors and estimated at the midpoint of the total enterprise value range (I.E., the fair market value of the Company's debt and stockholders' equity), which was approximately $1.5 billion. The reorganization valuation utilized various valuation techniques, including comparable public company trading multiples, discounted cash flow analysis and comparable acquisition analysis.

    In accordance with the principles of "purchase" accounting, as prescribed by FAS No. 141 and FAS No. 142, the reorganization value was then allocated to the Company's identifiable tangible and intangible assets and liabilities based on their fair values, with the residual recorded as goodwill. As a result of the application of fresh start reporting, significant adjustments were made to the Company's historical assets and liabilities, as the fair values varied significantly from recorded amounts of the Predecessor immediately prior to the date of Plan adoption at December 31, 2001 (see Note 19).

    The following methods and assumptions were used to estimate the fair value of significant assets and liabilities at December 31, 2001:

    Cash and cash equivalents, receivables, inventories, other current assets, and accounts payable and accrued liabilities: The carrying amounts, which reflected provisions for uncollectible amounts and for inventory obsolescence, approximated fair value because of the short term to maturity of these current assets and liabilities.

    Pre-need funeral and cemetery contracts: For funeral and cemetery customer receivables, the fair value was determined as the present value of expected future cash flows discounted at the interest rate offered by the Company, which approximated market rates for loans of similar terms to customers with comparable credit risk. For amounts receivable from funeral and cemetery trusts, the fair value was based on quoted market prices of the underlying investments. Amounts receivable from third-party insurance companies were based on the face value of the policy plus accumulated annual insurance benefits. Pre-need funeral and cemetery contracts were recorded net of allowances for expected cancellations and refunds.

    Cemetery property: For developed land and undeveloped land, the fair value was estimated by discounting cash flows from the expected future sales of cemetery land, reduced by a reasonable profit margin. A maximum term of 30 years was assumed in determining projected sales revenue. Portions of the Company's cemetery land are situated in areas that could not be developed due to geographic or

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 2.  BASIS OF PRESENTATION (CONTINUED)
    regulatory restrictions. Such cemetery land, together with portions of land that were not required for sales during the next 30 years and for which the Company had no plan to sell, were assigned a fair value of zero. For mausoleums and lawn crypts, the fair value was based on the replacement cost for similar inventory. It is possible that the Company's future operations in the near term may result in recoveries on excess land sales that are different than those assumed in the estimates.

    Insurance invested assets and insurance policy liabilities: Insurance invested assets were stated at market based on quoted market prices. Policy liabilities were estimated and, together with future premiums and investment income, were considered to be sufficient to pay future benefits, dividends and expenses on insurance and annuity contracts. For traditional products, insurance policy liabilities were computed using the net level premium method based on estimated investment yields, withdrawals, mortality and other assumptions that were appropriate at the time that the policies were issued or, for policies acquired through acquisition, such assumptions were as of the purchase date. Estimates used were based on the Company's experience, as adjusted to provide for possible adverse deviation. Future policy benefits on investment-type contracts reflected the account value before applicable surrender charges.

    Long-term debt: The fair value of the Company's long-term debt was estimated by discounting the future cash flows of each instrument at rates for similar debt instruments of comparable maturities.

    Deferred pre-need funeral and cemetery contract revenue: The fair value of deferred funeral and cemetery contract revenue was based on the larger of, as applicable, (i) the amount refundable to the customer, if the contract was written in a jurisdiction requiring refunds upon request by the customer or upon cancellation for non-payment; (ii) the amount of an insurance policy representing the face value and accumulated annual insurance benefits; or
    (iii) the present value of the projected future cost to outsource the fulfillment of the pre-need obligation, based on the estimated outsourcing cost and mortality, inflation and interest rate assumptions. It is possible deferred pre-need funeral and cemetery contract revenue could change materially in the near term as a result of actual servicing and cancellation experience.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company, its subsidiary companies and operations controlled by the Company through sales and management agreements. All subsidiaries are wholly owned, except for a few companies with small minority interests.

    All significant intercompany balances have been eliminated in the consolidated financial statements.

USE OF ESTIMATES

    The preparation of the consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. As a result, actual amounts could significantly differ from those estimates.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FUNERAL OPERATIONS

    Sales of at-need funeral services are recorded as revenue when the service is performed.

    Pre-need funeral services contracts provide for future funeral services, generally determined by prices prevailing at the time the contract is signed. The payments made under the contract, in part, are either placed in trust or are used to pay the premiums of life insurance policies under which the Company is designated as beneficiary. Pre-need funeral services contract amounts, together with related trust fund investment earnings and annual insurance benefits, are deferred until the service is performed. The Company estimates that trust fund investment earnings and annual insurance benefits exceed the increase in cost over time of providing the related services.

    Selling costs related to the sale of pre-need funeral services are expensed in the period incurred.

CEMETERY OPERATIONS

    Sales of cemetery merchandise and services and at-need cemetery interment rights are recorded as revenue when the merchandise is delivered or service is performed.

    Sales of pre-need cemetery interment rights are recognized in accordance with the retail land sales provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("FAS No. 66"). Accordingly, provided certain collectibility criteria are met, pre-need cemetery interment right sales of developed cemetery property are recognized when a specified minimum percentage of the sales price has been collected, while pre-need cemetery interment right sales of undeveloped cemetery property are deferred and revenue is recognized on a percentage of completion basis. A portion of the proceeds from cemetery sales for interment rights is generally required by law to be paid into perpetual or endowment care trusts. Earnings of perpetual or endowment care trusts are recognized in current cemetery revenue and are used to help defray the maintenance costs of cemeteries, which are expensed as incurred. The principal of these perpetual or endowment care trusts cannot be withdrawn by the Company, and therefore is not included in the Company's consolidated financial statements.

    Pursuant to various state and provincial laws, a portion of the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trusts, which are included in pre-need cemetery contracts in the Company's consolidated financial statements. Earnings on merchandise and services trust funds are recognized when the revenue of the associated merchandise or service is recognized.

    Selling costs related to the sale of pre-need cemetery contract revenues are expensed in the period incurred.

    Interest is imputed at a market rate for financed pre-need cemetery contracts that do not bear a market rate of interest.

INSURANCE OPERATIONS

    For traditional life and participating life products, premiums are recognized as revenue when due from policyholders. Benefits and expenses are associated with earned premiums to result in recognition of

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) profits over the life of the policy contracts. This association is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs.

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

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

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

GOODWILL AND INTANGIBLE ASSETS

    Goodwill, resulting from reorganization value in excess of identifiable net assets and purchase acquisitions, is not amortized, but tested annually for impairment. The Company's reporting units for goodwill are its reportable funeral and cemetery operating segments, and its two insurance reporting units.

    Identifiable intangible assets consist of deferred insurance policy acquisition costs, present value of future insurance business profits and acquired key employee covenants not to compete, which are amortized over their respective useful lives using a method reflecting the pattern in which such assets are consumed.

FINANCIAL INSTRUMENTS

    Financial instruments that potentially subject the Company to concentrations of credit or collection risk principally consist of cash and cash equivalents, customer receivables and receivables from trust and insurance companies presented on the balance sheets in pre-need funeral and cemetery contracts.

    The Company maintains its cash and cash equivalents with various financial institutions. As at December 28, 2002, the Company had approximately $16,984,000 (2001 -- $70,000,000) of cash and cash equivalents at two financial institutions.

    Concentrations of credit risk with respect to customer receivables are minimal, due to the low dollar amount of each receivable, the large number of customers and the large dispersion of the receivables across many geographic areas.

    Receivables from trust and insurance companies represent customer payments on pre-need funeral contracts and pre-need cemetery contracts that are placed into state regulated trusts or used to pay premiums on life insurance contracts, generally do not subject the Company to significant collection risk. Insurance funded contracts are subject to supervision by state insurance departments and are protected in the majority of states by insurance guaranty acts. In addition, funds placed into certain state regulated trusts are limited to federally insured deposits and or U.S. Government bonds. The Company's policies with respect to trust fund investments are specifically designed such that investments are diversified primarily in cash, fixed income and equity securities and are maintained with various high quality and reputable counterparties, as well as to minimize concentrations of credit risk by not maintaining disproportionately large balances in any one financial counterparty.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    A summary of the cost and fair values of financial instruments is as follows:

                                                   DECEMBER 28, 2002         DECEMBER 31, 2001
                                                -----------------------   -----------------------
                                                   COST      FAIR VALUE      COST      FAIR VALUE
                                                ----------   ----------   ----------   ----------
Amounts receivable from funeral trusts
  (see Note 4)................................  $  373,561   $  369,825   $  373,715   $  373,715
Amounts receivable from cemetery trusts
  (see Note 5)................................     376,327      362,996      387,418      387,418
Long-term debt (see Note 6)...................     759,670      713,279      835,648      835,648
Insurance invested assets (see Note 7)........     405,413      405,413      339,797      339,797
                                                ----------   ----------   ----------   ----------
                                                $1,914,971   $1,851,513   $1,936,578   $1,936,578
                                                ==========   ==========   ==========   ==========

    The carrying amount of cash and cash equivalents, receivables, and accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these instruments.

STOCK OPTION PLAN

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123," ("FAS No. 148"), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. However, as allowed by FAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described below, and has adopted the disclosure requirements of FAS No. 123 and FAS No. 148.

    The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Any compensation expense recorded is charged against operations over the service period, which generally matches the option vesting period. No stock-based employee compensation cost is recorded for the 52 weeks ended December 28, 2002, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying Common stock on the grant date. The following table illustrates the effect on net loss and net

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) loss per share, if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.

                                                                52 WEEKS
                                                                  ENDED
                                                              DECEMBER 28,
                                                                  2002
                                                              -------------
Net loss, as reported.......................................    $(233,744)
Total stock-based employee compensation expense determined
  under fair value-based method, net of tax.................       (3,571)
                                                                ---------
Pro forma net loss..........................................    $(237,315)
                                                                =========
Net loss per common share:
  Basic and diluted, as reported............................    $   (5.86)
  Basic and diluted, pro forma..............................    $   (5.95)

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

    In accordance with the principles of fresh start reporting, any future reduction of valuation allowances established at the Effective Date will reduce goodwill established at the Effective Date or, if such goodwill has been reduced to zero, increase capital in excess of par value.

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

CHANGE IN FISCAL YEAR

    On March 6, 2002, the Board of Directors of the Company approved a change in the Company's fiscal year end from December 31 to the Saturday nearest to December 31 in each year (whether before or after such date). This change is effective for fiscal year 2002, which ended on December 28, 2002.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In connection with the change in fiscal year end, the Company also realigned its fiscal quarters. In fiscal 2002, the first, second and fourth fiscal quarters each consisted of 12 weeks and the third fiscal quarter consisted of 16 weeks.

    In order to cause the fourth fiscal quarter to end on the same day as the fiscal year, as described above, the fourth fiscal quarter will consist of 13 weeks in certain years.

COMPARIBILITY

    Certain comparative amounts have been reclassified to conform to the presentation adopted in the current year.

RECENT ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS No. 143"). FAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS
No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with early application encouraged. The Company believes that the adoption of FAS No. 143 will have no material impact on its financial condition or results of operations.

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("FAS No. 145"). As a result of the rescission of Statement of Financial Accounting Standards No. 4 and 64, gains and losses from extinguishments of debt are to be accounted for under the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS No. 145 also rescinds Statement of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers." FAS No. 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS
No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. FAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company believes that the adoption of FAS No. 145 will have no material impact on its financial condition or results of operations.

    In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS No. 146"). FAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.
FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that on adoption, FAS No. 146 will have no material impact on its financial condition or results of operations.

    In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements
No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 clarifies the requirements of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions of FIN No. 45 for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company has considered the disclosure requirements of FIN No. 45 in the preparation of these consolidated financial statements. The Company does not currently believe that it has outstanding instruments that, if they had been subject to the measurement provisions of FIN No. 45, would have materially impacted its reported financial condition or results of operations.

    In December 2002, the FASB issued FAS No. 148. FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, FAS
No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of FAS No. 148 and has presented the pro forma effects of FAS No. 123 for the 52 weeks ended December 28, 2002.

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. Although the Company is continuing to consider the implications of FIN No. 46, it currently believes that the adoption of FIN No. 46 will have no material impact on its financial condition or results of operations.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 4.  PRE-NEED FUNERAL ACTIVITIES

    The balance in pre-need funeral contracts represents customer receivables, amounts due from trust funds and third-party insurance companies related to unperformed, price-guaranteed, pre-need funeral contracts. The components of pre-need funeral contracts in the consolidated balance sheets are as follows:

                                                      DECEMBER 28,    DECEMBER 31,
                                                          2002            2001
                                                      -------------   -------------
Customer receivables................................   $   49,592      $   52,486
Amounts receivable from funeral trusts..............      373,561         373,715
Amounts receivable from third-party insurance
  companies.........................................      735,831         742,826
Allowance for contract cancellations and refunds....     (156,383)       (158,381)
Amounts receivable related to insurance policies in
  force with subsidiary insurance company...........      155,733         120,346
                                                       ----------      ----------
Total value of pre-need funeral contracts...........    1,158,334       1,130,992
  Less: amounts receivable related to insurance
    policies in force with subsidiary insurance
    company.........................................     (155,733)       (120,346)
                                                       ----------      ----------
Pre-need funeral contracts..........................   $1,002,601      $1,010,646
                                                       ==========      ==========

    For pre-need funeral contract sales, an allowance for cancellations and refunds is provided at the date of sale based on management's best estimates and is offset by an allowance against deferred pre-need funeral contract revenue.

    The activities in deferred pre-need funeral contract revenue were as follows:

                                                                52 WEEKS
                                                                  ENDED
                                                              DECEMBER 28,
                                                                  2002
                                                              -------------
Deferred pre-need funeral contract revenue:
  Beginning balance.........................................   $1,018,236
  Sales, net of cancellations...............................       75,071
  Maturities................................................      (95,812)
  Net increase in insurance benefits from third party
    insurance companies and deferred earnings realized on
    funeral
    trust balances..........................................       17,839
  Change in cancellation reserve............................          540
  Dispositions and other....................................      (19,093)
                                                               ----------
  Ending balance............................................   $  996,781
                                                               ==========

    Amounts receivable from funeral trusts represents a portion of the proceeds from the sale of pre-need funeral services, deposited in accordance with state and provincial trusting laws with various financial institutions, together with accrued earnings. The Company will recognize and generally receive these

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 4.  PRE-NEED FUNERAL ACTIVITIES (CONTINUED)
amounts when the funeral service is performed. The cost and fair values (which are based on quoted market prices of the underlying securities) of the amounts receivable from funeral trusts are as follows:

                                                        DECEMBER 28, 2002       DECEMBER 31, 2001
                                                      ---------------------   ---------------------
                                                        COST     FAIR VALUE     COST     FAIR VALUE
                                                      --------   ----------   --------   ----------
Short-term investments..............................  $148,147    $146,665    $153,585    $153,585
Fixed maturities....................................   127,747     126,470     124,387     124,387
Equity securities...................................    44,463      44,018      49,160      49,160
Other...............................................    53,203      52,671      46,583      46,583
                                                      --------    --------    --------    --------
                                                      $373,561    $369,825    $373,715    $373,715
                                                      ========    ========    ========    ========

    It is not practicable to estimate the fair value of customer receivables, because of the large number of individual contracts, which generally have terms of one to seven years and contractual or imputed interest rates ranging from 9.00% to 12.75% per annum.

NOTE 5.  PRE-NEED CEMETERY ACTIVITIES

PRE-NEED CEMETERY CONTRACTS

    The balance in pre-need cemetery contracts represents customer receivables for cemetery interment rights, and cemetery merchandise and services, and amounts due from trust funds related to unfulfilled, price-guaranteed, pre-need cemetery contracts. The components of pre-need cemetery contracts in the consolidated balance sheets are as follows:

                                                      DECEMBER 28,    DECEMBER 31,
                                                          2002            2001
                                                      -------------   -------------
Customer receivables................................    $106,750        $137,912
Unearned finance income.............................      (9,945)        (12,802)
Amounts receivable from cemetery trusts.............     376,327         387,418
Allowance for contract cancellations and refunds....     (25,796)        (31,556)
                                                        --------        --------
                                                        $447,336        $480,972
                                                        ========        ========

    For pre-need cemetery contract sales, other than sales of pre-need cemetery interment rights, which are recognized in accordance with FAS No. 66, an allowance for cancellations and refunds is provided at the date of sale based on management's best estimates and is offset by an allowance against deferred pre-need cemetery contract revenue. For sales of pre-need cemetery interment rights, an allowance is provided at the time of sale.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 5.  PRE-NEED CEMETERY ACTIVITIES (CONTINUED)
    The customer receivables as at December 28, 2002, are expected to mature as follows:

                                                              END OF FISCAL YEAR
                                                              ------------------
2003........................................................       $ 50,248
2004........................................................         29,541
2005........................................................         15,269
2006........................................................          6,631
2007........................................................          2,920
Thereafter..................................................          2,141
                                                                   --------
Ending balance..............................................       $106,750
                                                                   ========

    The activities in deferred pre-need cemetery contract revenue were as follows:

                                                              52 WEEKS ENDED
                                                               DECEMBER 28,
                                                                   2002
                                                              ---------------
Deferred pre-need cemetery contract revenue:
  Beginning balance.........................................      $350,884
  Sales, net of cancellations...............................        87,136
  Dispositions..............................................       (22,276)
  Maturities................................................       (80,849)
  Earnings realized on amounts receivable from cemetery
    trusts and deferred.....................................         5,196
  Change in cancellation reserve............................        (3,258)
                                                                  --------
  Ending balance............................................      $336,833
                                                                  ========

    Amounts receivable from cemetery trusts represents a portion of the proceeds from the sale of pre-need merchandise and services, deposited in accordance with state and provincial trusting laws with various financial institutions, together with accrued earnings. The Company will recognize and generally receive these amounts when the merchandise is delivered or service is performed. The cost and fair values (which are based on quoted market prices of the underlying securities) of the amounts receivable from cemetery trusts (net of taxes payable by the trusts) are as follows:

                                                        DECEMBER 28, 2002       DECEMBER 31, 2001
                                                      ---------------------   ---------------------
                                                        COST     FAIR VALUE     COST     FAIR VALUE
                                                      --------   ----------   --------   ----------
Short-term investments..............................  $ 38,566    $ 37,200    $ 50,364    $ 50,364
Fixed maturities....................................   210,197     202,751     228,577     228,577
Equity securities...................................   127,564     123,045     108,477     108,477
                                                      --------    --------    --------    --------
                                                      $376,327    $362,996    $387,418    $387,418
                                                      ========    ========    ========    ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 5.  PRE-NEED CEMETERY ACTIVITIES (CONTINUED)
    It is not practicable to estimate the fair value of customer receivables, because of the large number of individual contracts, which generally have terms of one to seven years and contractual or imputed interest rates ranging from 9.00% to 12.75% per annum.

PERPETUAL CARE TRUSTS

    The perpetual care trust funds are not included in the Company's consolidated balance sheets, as the principal of these trusts cannot be withdrawn by the Company. The carrying value of the trust investments was $274,443,000 and $259,520,000 at December 28, 2002, and December 31, 2001,
respectively.

    Investment earnings of perpetual care trust funds are recognized in cemetery revenue when realized and are used to help defray the maintenance costs of cemeteries, which are expensed as incurred.

NOTE 6.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                             DECEMBER 28, 2002                             DECEMBER 31, 2001
                             -------------------------------------------------   --------------------------------------
                               PARENT                                              PARENT
                              COMPANY                   ALDERWOODS                COMPANY                   ALDERWOODS
                             ALDERWOODS   ROSE HILLS      GROUP         FAIR     ALDERWOODS   ROSE HILLS      GROUP
                               GROUP       COMPANY     CONSOLIDATED    VALUES      GROUP       COMPANY     CONSOLIDATED
                             ----------   ----------   ------------   --------   ----------   ----------   ------------
Credit facility (a)........   $     --     $     --      $     --     $    --     $     --     $     --      $     --
Bank credit
  agreement (b)............         --       52,642        52,642      52,642           --       61,581        61,581
11.00% Senior secured notes
  due in 2007 (c)..........    235,000           --       235,000     234,413      250,000           --       250,000
9.50% Senior subordinated
  notes due in 2004 (d)....         --       77,800        77,800      72,800           --       76,800        76,800
12.25% Senior unsecured
  notes due in 2004 (e)....         --           --            --          --       49,599           --        49,599
12.25% Senior unsecured
  notes due in 2009 (f)....    330,000           --       330,000     297,000      330,000           --       330,000
12.25% Convertible
  subordinated notes due in
  2012 (g).................     32,779           --        32,779      24,975       33,679           --        33,679
Promissory notes and
  capitalized obligations,
  certain of which are
  secured by assets of
  certain subsidiaries.....     30,240        1,209        31,449      31,449       32,251        1,738        33,989
                              --------     --------      --------     --------    --------     --------      --------
                               628,019      131,651       759,670     713,279      695,529      140,119       835,648
Less, current maturities of
  long-term debt...........     37,302       53,306        90,608          --        7,698        9,698        17,396
                              --------     --------      --------     --------    --------     --------      --------
                              $590,717     $ 78,345      $669,062     $713,279    $687,831     $130,421      $818,252
                              ========     ========      ========     ========    ========     ========      ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 6.  LONG-TERM DEBT (CONTINUED)
    At December 28, 2002, the fair value of long-term debt was estimated based on quoted market prices, where applicable, and discounted future cash flows of each instrument at rates for similar debt instruments of comparable maturities. At December 31, 2001, the long-term debt carrying values were equal to their fair values, as a result of the application of fresh start reporting.

    (a) On January 2, 2002, the Company entered into an exit financing facility (the "Credit Facility"). The Credit Facility has a maximum availability of the lesser of $75,000,000 (including $35,000,000 in the form of letters of credit) or an amount (determined pursuant to a borrowing base calculation) equal to the sum of (a) 80% of eligible accounts receivable plus (b) the lesser of (i) 50% of the value of eligible inventory and
       (ii) $15,000,000 plus (c) the lesser of (i) 25% of the book value of real property on which the collateral agent for the lenders has a first priority mortgage and (ii) $40,000,000. The Credit Facility is used primarily to fund the Company's working capital needs and as more fully described below, may be used to repay the subsidiary credit agreement described below, and bears interest at a rate per annum equal to the J.P. Morgan Chase & Co. prime rate (1.5625% at December 28, 2002), plus 1% or, at the Company's option, LIBOR (1.4% at December 28, 2002), plus 2.5%. A fee of 2.5% is charged on letters of credit and a commitment fee of 0.50% is charged on the unused portion of the Credit Facility. Material covenants include a requirement to maintain a minimum tangible net worth, required earnings before interest, taxes, and depreciation and amortization to a fixed charge coverage ratio, and a yearly maximum on capital expenditures. The Credit Facility is secured by specified real property, and substantially all personal property of the Company and specified subsidiaries.

       On November 14, 2002, the expiry date of the Credit Facility was extended to January 2, 2004. On February 14, 2003, the terms of the Credit Facility were further amended to allow the Company to draw up to $30,000,000 (the "Rose Hills Special Advance") from the Credit Facility for the purpose of assisting in the repayment of the principal amount of $52,642,000 outstanding under Rose Hills' bank credit agreement (as discussed below in (b)). In addition, the amendment provided that while any amount under the Rose Hills Special Advance is outstanding, the Company requires lender approval to borrow any other amount from the Credit Facility, the aggregate amount outstanding under letters of credit may not exceed $14,000,000 and the Credit Facility will be additionally secured by specified personal and real property of Rose Hills and its subsidiaries. Also, on February 14, 2003, the expiry date of the Credit Facility was further extended to April 30, 2004. As of December 28, 2002, the Company's borrowing base was approximately $70,074,000, less approximately $12,088,000 in outstanding letters of credit.

    (b) Subsidiary credit agreement which provides for (1) a senior secured amortization extended term loan facility in an aggregate principal amount of $75,000,000, and (2) a senior secured revolving credit facility in an aggregate principal amount of $10,000,000, which remains undrawn at December 28, 2002. The subsidiary is required to maintain certain defined financial ratios and there are restrictions on the payment of dividends to the Company. The credit agreement bears interest, at the Company's option, at the reference rate of the agent acting on behalf of the financial institutions, plus 2%, or under a Eurodollar option, at a reserve adjusted Eurodollar rate, plus 3%. As of December 28, 2002, interest was charged at a rate of 4.94% on outstanding borrowings under the term loan facility. The Company pays a commitment fee of 0.50% on the

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 6.  LONG-TERM DEBT (CONTINUED)
       unused portion of the revolving credit facility. The subsidiary credit agreement is payable, subject to certain conditions, in the principal amount of approximately $26,321,000 in May 2003, and approximately $26,321,000 in November 2003. The Company expects to use the Rose Hills Special Advance to repay these amounts.

    (c) On January 2, 2002, the Company issued 11.00% Senior secured notes, due in 2007. Interest is payable semi-annually on June 15 and December 15. The notes are secured by all personal property (subject to certain restrictions) of the Company and specified subsidiaries, and specified funeral home real property assets of the Company and specified subsidiaries, subordinated to the security interests securing the Credit Facility. The notes are redeemable at any time at the option of the Company at 100% of the stated principal amount, plus accrued and unpaid interest to (but not including) the redemption date. Furthermore, the notes are subject to mandatory redemption in the principal amount of $10,000,000, $20,000,000, $30,000,000, $40,000,000 and $135,000,000, if
       such amounts are outstanding on January 2, 2003, January 2, 2004, January 3, 2005, January 2, 2006 and January 2, 2007, respectively. On July 25, 2002, the Company completed an optional redemption of $15,000,000 in principal amount, plus accrued interest and, on January 2, 2003, completed a mandatory redemption of $10,000,000 in principal amount, plus accrued interest.

    (d) The indenture for the subsidiary 9.5% Senior subordinated notes, due November 15, 2004, with an effective annual interest rate of 11.13%, limits the subsidiary's payment of dividends and repurchase of its common stock, and includes certain other restrictions and limitations on its indebtedness. Interest is payable semi-annually. The security for the notes is subordinate to the prior claims of the bank credit agreement described in note (b), above. The carrying amount is net of an unamortized discount of $2,200,000 (2001 -- $3,200,000).

    (e) On January 2, 2002, the Company issued 12.25% Senior unsecured notes, due in 2004. Interest was payable semi-annually commencing on June 15, 2002. On April 26, 2002, the notes were redeemed for a total redemption price of $49,599,000, plus accrued interest to (but not including) April 26, 2002.

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

    (g) On January 2, 2002, the Company issued 12.25% Convertible subordinated notes, due in 2012, with an effective annual interest rate of 8.6%. Interest is payable semi-annually on March 15 and September 15. The notes are convertible at the holder's option at any time into the Company's Common stock at an initial conversion rate of $17.17 per share, adjusted for subsequent dividends, stock splits and issuance of rights, options and warrants. At December 28, 2002, the conversion rate was $17.17 per share. The carrying amount includes unamortized premium of $8,100,000 (2001 -- $9,001,000). The notes are redeemable at the option of the Company, in whole or in part, at 100% of the stated principal amount, plus accrued and unpaid interest to (but

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 6.  LONG-TERM DEBT (CONTINUED)
       not including) the applicable redemption date, provided however, that prior to January 2, 2004, the Company may not optionally redeem the notes unless the then-market price of the Company's Common stock is at least 15% greater than the then-applicable conversion price.

    The Credit Facility, 11% Senior secured notes due in 2007, 12.25% Senior unsecured notes due in 2009, and 12.25% Convertible subordinated notes due in 2012, are guaranteed by substantially all of Alderwoods Group's wholly-owned U.S. subsidiaries, other than Rose Hills and its subsidiaries, except as contemplated by the amended Credit Facility as a result of the Rose Hills Special Advance, Alderwoods Group's insurance subsidiaries and other specified excluded subsidiaries. Alderwoods Group, the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several. There are no cross-guarantees of debt between the Company and Rose Hills or its subsidiaries, except as contemplated by the amended Credit Facility as a result of the Rose Hills Special Advance.

    In certain change of control situations, the Company is required to make an offer to purchase the then-outstanding 11% Senior unsecured notes due in 2007 and 12.25% Convertible subordinated notes due in 2012, at a price equal to 100% of their stated principal amount, and for the 12.25% Senior unsecured notes due in 2009, at a price equal to 101% of their stated principal amount, plus in each case, accrued and unpaid interest to the applicable repurchase date.

    The Credit Facility and the indentures governing the 11% Senior unsecured notes due in 2007, 12.25% Senior unsecured notes due in 2009 and 12.25% Convertible subordinated notes due in 2012 prohibit the Company from consummating certain asset sales unless: (a) consideration at least equal to fair market value is received; and (b) except with respect to specified assets, not less than 75% of the consideration for the asset sale is paid in cash. Within 270 days of the receipt of net proceeds from any such asset sale, the Company will be obligated to apply such net proceeds at its option (or as otherwise required) as follows: (a) to pay the Credit Facility and permanently reduce commitments with respect thereto, or (b) to make capital expenditures or acquisitions of other assets in the same line of business as the Company or specified subsidiaries or businesses related thereto. To the extent the Company receives net proceeds from any such asset sale not applied in accordance with the immediately preceding sentence in excess of certain thresholds, the Company must offer to purchase 11% Senior unsecured notes due in 2007, 12.25% Senior unsecured notes due in 2009 or 12.25% Convertible subordinated notes due in 2012 (in that order) with such excess proceeds.

    Material covenants under the indentures governing the 11% Senior unsecured notes due in 2007, 12.25% Senior unsecured notes due in 2009 and 12.25% Convertible subordinated notes due in 2012 include restrictions placed on the Company and specified subsidiaries to incur additional indebtedness, pay dividends, repay subordinate or junior indebtedness, and encumber property or assets.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 6.  LONG-TERM DEBT (CONTINUED)
    Maturities of long-term debt principal are as follows:

                                                                END OF
                                                              FISCAL YEAR
                                                              -----------
2003........................................................   $ 90,608
2004........................................................     91,190
2005........................................................     34,190
2006........................................................     42,463
2007........................................................    137,164
Thereafter..................................................    358,155
                                                               --------
                                                               $753,770
                                                               ========

NOTE 7.  INSURANCE ACTIVITIES

    At December 28, 2002, the fair value of insurance operation investments classified as available-for-sale were based on quoted market prices. The carrying values of cash and short-term investments and other investments approximate their fair values, due to their short-term to maturity. At
December 31, 2001, insurance operation investments were recorded at fair value as a result of the application of fresh start reporting. Fixed maturity securities are classified as available-for-sale and carried at fair value. Investments in debt securities are evaluated for other than temporary impairments. Other than temporary impairment is reflected in current period income as a realized loss. It is possible that a significant change in economic conditions in the near term could result in losses that could be significant to the Company. Insurance invested assets carrying and fair values consist of the following:

                                                      DECEMBER 28,    DECEMBER 31,
                                                          2002            2001
                                                      -------------   -------------
Available-for-sale
  Debt securities:
    U.S. Treasury and other Government
      obligations...................................    $ 59,814        $ 36,579
    U.S. state and political subdivisions...........      13,316          22,575
    Corporate.......................................     151,263         143,776
                                                        --------        --------
  Total bonds.......................................     224,393         202,930
    Collaterized mortgages..........................      73,730          94,301
    Mortgaged-backed................................      61,487          22,503
    Asset-backed....................................      17,788           6,012
                                                        --------        --------
  Total available-for-sale..........................     377,398         325,746
Cash and short-term investments.....................      23,596           9,096
Other...............................................       4,419           4,955
                                                        --------        --------
                                                        $405,413        $339,797
                                                        ========        ========

    During the 52 weeks ended December 28, 2002, insurance investments classified as available-for-sale with a cost of $238,969,000 were sold for proceeds of $241,708,000, resulting in $5,258,000 and $2,519,000 of realized gains and losses, respectively.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 7.  INSURANCE ACTIVITIES (CONTINUED)
    Included in the fair value of insurance investments classified as available-for-sale are $23,410,000 and $188,000 of unrealized gains and losses, respectively.

    Maturities of fixed maturity securities, excluding mortgage-backed securities, collateralized mortgage obligations and asset-backed obligations are estimated as follows:

                                                      DECEMBER 28,    DECEMBER 31,
                                                          2002            2001
                                                      -------------   -------------
Due in one year or less.............................    $    334        $  3,316
Due in one to five years............................      57,142          47,909
Due in five to ten years............................      69,157          61,521
Thereafter..........................................      97,760          90,184
                                                        --------        --------
                                                        $224,393        $202,930
                                                        ========        ========

NOTE 8.  STOCKHOLDERS' EQUITY

CAPITAL STOCK

    The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. No shares of preferred stock were issued as of December 28, 2002, or December 31, 2001.

    The Company is authorized to issue 100,000,000 shares of Common stock, with a par value of $0.01 per share. The Company has 179,428 shares of Common stock held in reserve, but unissued, for possible future issuance in connection with certain class 11 claims under the Plan. During the 52 weeks ended December 28, 2002, the Company issued 62,401 shares of Common stock, with an aggregate par value of $624 and capital in excess of par value of $758,000. Pursuant to the Plan, the Company issued 39,878,870 shares of Common stock, with an aggregate par value of $398,789 and capital in excess of par value of $738,953,000, on the Effective Date.

    In addition, warrants to purchase 2,992,000 shares of Common stock were issued on the Effective Date. The warrants entitle the holders to purchase, at any time up to January 2, 2007, shares of Common stock at an exercise price of $25.76 per share. The exercise price of the warrants exceeded the fair value of the Company's Common stock on the date of issuance and throughout the 52 weeks ended December 28, 2002, and none of the warrants have been exercised.

STOCKHOLDER RIGHTS PLAN

    On March 6, 2002, Alderwoods Group's Board of Directors ("Board of Directors") adopted a short-term stockholder rights plan ("Stockholder Rights Plan"). The Stockholder Rights Plan, which has an 18-month term, was not established in response to any pending takeover bid for the Company. In connection with the Stockholder Rights Plan, the Board of Directors, on March 6, 2002, declared a dividend distribution of one right for each share of Common stock. The Company also entered into a rights agreement ("Rights Agreement"), dated as of March 6, 2002, with Wells Fargo Bank, Minnesota, National Association ("Wells Fargo"), whereby Wells Fargo agreed to act as rights agent. The Rights Agreement and a summary description of the rights are available as an exhibit to the Company's report on Form 8-K

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 8.  STOCKHOLDERS' EQUITY (CONTINUED)
filed with the SEC on March 13, 2002. The Rights Amendment will expire in September 2003, and no extension or renewal is presently contemplated by the Company.

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

    The following is a summary of the total number of outstanding stock options and the maximum number of stock options available for grant:

                                                                           WEIGHTED
                                                         OUTSTANDING   AVERAGE EXERCISE    AVAILABLE
                                                           OPTIONS          PRICE          FOR GRANT
                                                         -----------   ----------------   -----------
                                                         (THOUSANDS)     (DOLLARS PER     (THOUSANDS)
                                                                        COMMON SHARE)
Balance at December 31, 2001...........................        --               --            4,500
Granted................................................     3,730           $11.20           (3,730)
Exercised..............................................        --               --               --
Cancelled..............................................      (260)           12.90              260
Additional shares reserved for issuance................        --               --               --
                                                            -----                            ------
Balance at December 28, 2002...........................     3,470           $11.07            1,030
                                                            =====                            ======

    The following table summarizes information about stock options outstanding at December 28, 2002:

                                              WEIGHTED-
                                               AVERAGE           WEIGHTED-                        WEIGHTED-
                               NUMBER         REMAINING       AVERAGE EXERCISE     NUMBER      AVERAGE EXERCISE
RANGE OF EXERCISE PRICES     OUTSTANDING   CONTRACTUAL LIFE        PRICE         EXERCISABLE        PRICE
------------------------     -----------   ----------------   ----------------   -----------   ----------------
(DOLLARS PER COMMON SHARE)   (THOUSANDS)      (IN YEARS)        (DOLLARS PER     (THOUSANDS)     (DOLLARS PER
                                                               COMMON SHARE)                    COMMON SHARE)
$5.97 -- $7.59.............     1,305            9.49              $ 7.50            275              7.59
$7.60 -- $13.23............     2,165            9.15              $13.23            495            $13.23
                                -----                                                ---
                                3,470            9.28              $11.07            770            $11.22
                                =====                                                ===

    FAS No. 123 requires disclosure of pro forma amounts to reflect the impact as if the Company had elected to adopt the optional fair value expense recognition provisions of FAS No. 123 for its stock option

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 8.  STOCKHOLDERS' EQUITY (CONTINUED)
plans. Accordingly, the Company's net loss and loss per Common share would have been increased to the pro forma amounts indicated below for the 52 weeks ended December 28, 2002:

Net loss:
  As reported...............................................   $(233,744)
  Pro forma, net of tax.....................................   $(237,315)

                                                               (DOLLARS PER
                                                              COMMON SHARE)
                                                              --------------
Basic and diluted loss:
  As reported...............................................      $(5.86)
  Pro forma.................................................      $(5.95)

    The fair value of stock options used to compute the pro forma net loss and loss per Common share disclosures was calculated as of the grant date, using the Black-Scholes option-pricing model with the following assumptions:

                                                              DECEMBER 28,
WEIGHTED-AVERAGE ASSUMPTIONS                                      2002
----------------------------                                  -------------
Dividend yield..............................................       0.0%
Expected volatility.........................................      32.9%
Risk-free interest rate.....................................       3.1%
Expected option life in years...............................          3

    The weighted average fair value of the Company's stock options, calculated using the Black-Scholes option-pricing model, granted during the 52 weeks ended December 28, 2002, was $2.93 per option.

    The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected price volatility and option life. The expected option life is based on the Predecessor's historical experience as well as the vesting periods and terms of the stock options. The Company uses expected volatility rates, which are based on a combination of the Company's historical volatility rates, plus the historical volatility rates of other companies in the death care industry, trended into future years. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

NOTE 9.  LEGAL CONTINGENCIES

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

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 9.  LEGAL CONTINGENCIES (CONTINUED)
Specifically, the plaintiffs allege that they were subjected to discrimination, a denial of justice, a denial of the fair and equitable treatment and full protection and security guaranteed by NAFTA and an uncompensated expropriation, all in violation of NAFTA. The NAFTA claims are currently the subject of a pending proceeding before an arbitration panel (the "Arbitration Tribunal") appointed pursuant to the rules of the International Centre for Settlement of Investment Disputes. In January 2001, the Arbitration Tribunal issued a ruling rejecting certain of the U.S. government's jurisdictional challenges and scheduled a hearing on the merits of the NAFTA claims, held on October 15-19, 2001. A motion relating to the jurisdiction of this matter was heard on June 5, 2002. The matter is now pending before the Arbitration Tribunal.

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

NOTE 10.  COMMITMENTS AND CONTINGENCIES

LEASES

    The future annual payments for operating leases with terms greater than one year, primarily for premises, automobiles and office equipment, are as follows:

                                                 END OF FISCAL YEAR
                                          ---------------------------------
                                          PREMISES   AUTOMOBILES    OTHER      TOTAL
                                          --------   -----------   --------   --------
2003....................................  $10,833       $2,142       $581     $13,556
2004....................................    9,602        1,784        411      11,797
2005....................................    6,876          783        348       8,007
2006....................................    4,822          392        310       5,524
2007....................................    3,402          139         29       3,570
Thereafter..............................   19,641           --         19      19,660

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In addition to the automobile leases noted in the table above, as at December 28, 2002, the Company leased approximately 1,100 vehicles under a master operating lease agreement, which has a minimum lease term of 12 months. The Company's practice is to continue these leases on a month-to-month basis after the expiry of the minimum lease term. Lease payments for these vehicles are projected to be $7,734,000 in 2003.

    Total expense incurred under all operating leases for the 52 weeks ended December 28, 2002, was $23,829,000.

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

NOTE 11.  RETIREMENT PLANS

    The Company has a 401(K) Retirement Savings Plan for United States employees who may defer between 2% and 75% of their eligible compensation. The Company will match 100% of employee contributions to a maximum of 2% of employees' eligible compensation. There are no required future contributions under this plan in respect of past service.

    The Company has a Registered Retirement Savings Plan for Canadian employees who may contribute either 3% or 5% of their compensation which is matched by an equal contribution to the plan by the Company on behalf of employees. There are no required future contributions under this plan in respect of past service.

    The Company's total expense for these retirement plans for the 52 weeks ended December 28, 2002, was approximately $2,255,000.

NOTE 12.  INCOME TAXES

    The provision or benefit for income taxes included United States federal income taxes, determined on a consolidated return basis, foreign, state and local income taxes.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 12.  INCOME TAXES (CONTINUED)
    Loss before income taxes was as follows:

                                                                52 WEEKS
                                                                  ENDED
                                                              DECEMBER 28,
                                                                  2002
                                                              -------------
United States...............................................    $(238,609)
Foreign.....................................................        9,825
                                                                ---------
                                                                $(228,784)
                                                                =========

    Income tax provision (recovery) consisted of the following:

                                                                52 WEEKS
                                                                  ENDED
                                                              DECEMBER 28,
                                                                  2001
                                                              -------------
Current:
  United States.............................................     $ (405)
  Foreign...................................................       (221)
  State and local...........................................      3,951
                                                                 ------
                                                                  3,325
                                                                 ------

Deferred:
  United States.............................................      1,675
  Foreign...................................................        (40)
                                                                 ------
                                                                  1,635
                                                                 ------
Total provision.............................................     $4,960
                                                                 ======

    The Company made income tax payments of $10,910,000, excluding income tax refunds of $8,251,000, during the 52 weeks ended December 28, 2002.

    The difference between the U.S. federal statutory income tax rate and the effective tax rate was as follows:

                                                                52 WEEKS
                                                                  ENDED
                                                              DECEMBER 28,
                                                                  2002
                                                              -------------
U.S. Federal statutory tax rate.............................      (35.0)%
State and local taxes.......................................        1.7
Non-deductible goodwill impairment..........................       37.1
Change in valuation allowance on deferred tax assets........        2.7
Other.......................................................       (4.3)
                                                                 ------
Effective income tax rate...................................        2.2 %
                                                                 ======

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 12.  INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities are as follows:

                                                      DECEMBER 28,    DECEMBER 31,
                                                          2002            2001
                                                      -------------   -------------
Deferred tax liabilities
  Receivables.......................................    $   5,437       $      --
  Property and equipment............................       74,604          56,938
  Pre-need funeral contracts........................      370,741         212,207
  Pre-need cemetery contracts.......................       48,897          66,977
  Insurance invested assets.........................        8,236              --
  Goodwill..........................................        8,016              --
  Other.............................................        3,433           3,930
                                                        ---------       ---------
    Total deferred tax liabilities..................      519,364         340,052
                                                        ---------       ---------
Deferred tax assets
  Inventories.......................................           --           1,222
  Cemetery property.................................       76,529          92,274
  Receivables.......................................           --          20,222
  Accounts payable and accrued liabilities..........       11,762          17,283
  Deferred pre-need funeral contract revenue........      374,368         215,333
  Deferred pre-need cemetery contract revenue.......      142,506         140,206
  Legal settlements.................................           --           6,901
  Insurance invested assets.........................           --           3,790
  Insurance policy liabilities......................       12,055          12,445
  Covenants not to compete..........................       13,134          15,994
  Deferred agency costs.............................       30,946          36,734
  Deferred costs related to pre-need funeral
    contracts.......................................        6,186           6,607
  Operating and capital loss carryforwards..........      206,519          40,758
  Other.............................................       19,308          11,115
                                                        ---------       ---------
    Total deferred tax assets before valuation
      allowance.....................................      893,313         620,884
    Valuation allowance.............................     (391,045)       (289,582)
                                                        ---------       ---------
    Total deferred tax assets after valuation
      allowance.....................................      502,268         331,302
                                                        ---------       ---------
    Net deferred tax liabilities....................    $  17,096       $   8,750
                                                        =========       =========

    Although realization of the Company's net deferred tax assets is not assured, management believes that it is more likely than not that reversals of deferred tax liabilities and the expected profitability of the Company's insurance operations over the next 15 years will provide sufficient taxable income to realize the deferred tax assets after consideration of the valuation allowance. It is possible that the estimated valuation allowance could change in the near term due to matters such as the timing and manner of reversals of deferred tax liabilities, sales of operations and future income or loss. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 12.  INCOME TAXES (CONTINUED)
which it arises, while any resulting decrease reflecting realization of the benefits of tax assets that had a corresponding valuation allowance established on the Effective Date would be treated as a reduction of goodwill established on the Effective Date, with any excess over the value assigned to such goodwill recognized as a capital transaction.

    As a result of the Company's emergence from bankruptcy, all federal net operating loss carryforwards of the Company generated prior to emergence and during fiscal 2002, have been eliminated. As a result, the Company's net operating loss carryforwards pertaining to State, local, and foreign jurisdictions will expire as follows:

                                                                END OF
                                                              FISCAL YEAR
                                                              -----------
2003........................................................   $  2,845
2004........................................................     10,189
2005........................................................     24,586
2006........................................................     19,076
2007........................................................     12,595
Thereafter..................................................    352,960
                                                               --------
                                                               $422,251
                                                               ========

    The amount of loss carryforwards reflects the Company's best estimate of the effects that the confirmation and implementation of the Plan will have on the reduction and in some cases elimination of certain net operating loss carryforwards for income tax purposes. These amounts are subject to final determination by taxation authorities. Further, the Company expects its ability to utilize certain net operating losses to offset future Company taxable income in any particular year may be limited because distribution of the Company's Common stock to the Company's creditors pursuant to the Plan has resulted in an ownership change as defined in Section 382 of the Internal Revenue Code. The Company believes that uncertainty exists with respect to future realization of the loss carryforwards and a full valuation allowance has been established for the net operating loss carryforwards.

    Deferred tax liabilities are not recognized for basis differences related to investments in foreign subsidiaries that are essentially permanent in duration.

    Goodwill that is expected to be deductible for tax purposes at December 28, 2002 is $124,854,000 (2001 -- $141,729,000).

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 13.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to the statement of cash flows consist of the following:

                                                                52 WEEKS
                                                                  ENDED
                                                              DECEMBER 28,
                                                                  2002
                                                              -------------
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade...................................................    $  2,398
    Other...................................................       4,296
  Inventories...............................................       4,413
  Prepaid expenses..........................................       1,148
  Pre-need funeral contracts................................       5,095
  Pre-need cemetery contracts...............................      18,086
  Cemetery property.........................................     (10,140)
  Other assets..............................................      (6,559)

Increase (decrease) in liabilities:
  Accounts payable and accrued liabilities..................     (20,428)
  Deferred pre-need funeral contract revenue................     (13,896)
  Deferred pre-need cemetery contract revenue...............       7,123
  Other liabilities.........................................      (3,426)
  Insurance policy liabilities..............................       2,226
  Other changes in non-cash balances........................      (4,481)
                                                                --------
                                                                $(14,145)
                                                                ========
Supplemental information:
  Interest paid.............................................    $ 74,300
  Income taxes paid, net of refunds.........................       2,659
  Bad debt expense..........................................       5,978

  Non-cash investing and financing activities:
    Stock issued in connection with Predecessor's key
      employee retention plan...............................         262
    Stock issued as compensation in lieu of cash............         496
    Capital leases entered into.............................         839

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 14.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts is as follows:

                                                      DECEMBER 28,    DECEMBER 31,
                                                          2002            2001
                                                      -------------   -------------
Receivables, net of allowances:
  Customer receivables..............................    $ 62,377        $ 81,202
  Allowance for doubtful accounts...................      (9,961)        (26,291)
  Other.............................................      13,580          19,041
                                                        --------        --------
                                                        $ 65,996        $ 73,952
                                                        ========        ========
Cemetery property:
  Developed land and lawn crypts....................    $ 45,162        $ 48,531
  Undeveloped land..................................      31,795          30,939
  Mausoleums........................................      73,254          72,297
                                                        --------        --------
                                                        $150,211        $151,767
                                                        ========        ========
Property and equipment:
  Land..............................................    $195,575        $195,620
  Buildings and improvements........................     382,979         378,754
  Automobiles.......................................      16,451          15,128
  Furniture, fixtures and equipment.................      43,700          38,705
  Computer hardware and software....................      11,472           9,028
  Accumulated depreciation and amortization.........     (29,962)             --
                                                        --------        --------
                                                        $620,215        $637,235
                                                        ========        ========
Other assets:
  Intangible assets.................................    $ 29,922        $ 29,485
  Notes receivable..................................       3,767           7,237
  Other.............................................      10,269          37,783
                                                        --------        --------
                                                        $ 43,958        $ 74,505
                                                        ========        ========
Accounts payable and accrued liabilities:
  Trade payables....................................    $ 24,280        $ 17,902
  Interest..........................................      15,597           4,085
  Accrued liabilities...............................      38,560          25,970
  Accrued insurance.................................      13,635          11,165
  Accrued taxes.....................................      33,595          33,367
  Reorganization costs..............................      26,289          57,104
  Other.............................................      11,839          35,833
                                                        --------        --------
                                                        $163,795        $185,426
                                                        ========        ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 14.  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

                                                      DECEMBER 28,    DECEMBER 31,
                                                          2002            2001
                                                      -------------   -------------
Other liabilities:
  Perpetual care liability..........................    $ 13,085        $ 18,421
  Notes payable.....................................       6,921          25,311
  Other.............................................       4,354              --
                                                        --------        --------
                                                        $ 24,360        $ 43,732
                                                        ========        ========
Reorganization costs activity:
  Beginning balance.................................    $ 57,104        $     --
  Additions or adjustments..........................       7,594          57,104
  Payments..........................................     (38,409)             --
                                                        --------        --------
  Ending balance....................................    $ 26,289        $ 57,104
                                                        ========        ========

NOTE 15.  GOODWILL

    FAS No. 142 requires that goodwill be reviewed for impairment annually, as well as upon the occurrence of certain events that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Under FAS No. 142, goodwill impairment is deemed to exist, and must then be further assessed, if a reporting unit's carrying amount exceeds its estimated fair value. The Company's reporting units are funeral, cemetery and insurance, which are consistent with the Company's operating segments. All of the Company's goodwill is recorded in the funeral reporting unit. In accordance with FAS
No. 142, the Company undertook its annual goodwill impairment review during the 16 weeks ended October 5, 2002, and, as a result, a goodwill impairment provision of $242,204,000 for the funeral reporting unit was recorded for the 52 weeks ended December 28, 2002. In calculating the goodwill impairment provision, the fair value of the funeral reporting unit was determined by independent advisors using a discounted cash flow valuation methodology with a discount rate, comparable with other enterprises in the death care industry, adjusted for risks associated with differences in company size, certain characteristics specific to the Company and cash flow projection risk. The methods used to fair value the identifiable assets and liabilities were consistent with the methods used at "fresh start."

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

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 15.  GOODWILL (CONTINUED)
    The changes in the carrying amount of goodwill for the 52 weeks ended December 28, 2002, are as follows:

                                                                 FUNERAL
                                                              REPORTING UNIT
                                                              --------------
Balance, as of January 1, 2002..............................    $ 565,838
Goodwill acquired during the period.........................        1,181
Other, primarily adjustments to fresh start reporting
  amounts...................................................       10,964
Provision for impairment....................................     (242,204)
                                                                ---------
Balance, as of December 28, 2002............................    $ 335,779
                                                                =========

NOTE 16.  SEGMENT REPORTING

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

                                          FUNERAL     CEMETERY   INSURANCE    OTHER     CONSOLIDATED
                                         ----------   --------   ---------   --------   ------------
Revenue earned from external sales:
  52 weeks ended December 28, 2002.....  $  530,562   $182,839   $120,052    $     --    $  833,453

Earnings (loss) from operations:
  52 weeks ended December 28, 2002.....  $ (137,231)  $ 10,546   $ 20,965    $(43,188)   $ (148,908)

Depreciation and amortization:
  52 weeks ended December 28, 2002.....  $   26,467   $ 14,686   $    388    $  1,978    $   43,519

Total assets:
  December 28, 2002....................  $1,877,336   $769,659   $442,617    $ 80,437    $3,170,049
  December 31, 2001....................   2,214,514    750,896    382,970     154,723     3,503,103

Goodwill:
  December 28, 2002....................  $  335,779   $     --   $     --    $     --    $  335,779
  December 31, 2001....................     565,838   $     --   $     --    $     --       565,838

Purchase of property and equipment:
  52 weeks ended December 28, 2002.....  $   21,022   $  1,125   $    286    $  1,880    $   24,313

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 16.  SEGMENT REPORTING (CONTINUED)
    The following table reconciles earnings from operations of reportable segments to total earnings (loss) and identifies the components of "Other" segment earnings from operations:

                                                                52 WEEKS
                                                                  ENDED
                                                              DECEMBER 28,
                                                                  2002
                                                              -------------
Loss from operations of funeral, cemetery and insurance
  segments..................................................    $(105,720)
Other expenses of operations:
  General and administrative expenses.......................      (43,188)
                                                                ---------
Total loss from operations..................................    $(148,908)
                                                                =========

    The following table reconciles total assets of reportable segments and details the components of "Other" segment assets, which is mainly comprised of corporate assets:

                                                       DECEMBER 28,    DECEMBER 31,
                                                           2002            2001
                                                       -------------   -------------
Total assets of funeral, cemetery and insurance
  segments...........................................   $3,089,612      $3,348,380

"Other" assets includes:
  Cash...............................................       37,158          89,288
  Receivables........................................        8,331          11,486
  Prepaid expenses...................................       21,040          22,271
  Property and equipment.............................        6,895           9,545
  Other..............................................        7,013          22,133
                                                        ----------      ----------
                                                        $3,170,049      $3,503,103
                                                        ==========      ==========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 16.  SEGMENT REPORTING (CONTINUED)
    The Company operates principally in the United States and also has operations in Canada and the United Kingdom. The following tables depict the revenue earned and the long-lived assets held in the reportable geographic segments.

                                                               52 WEEKS ENDED
                                                             DECEMBER 28, 2002
                                                             ------------------
Revenue:
  United States............................................       $772,992
  Canada...................................................         48,475
  United Kingdom and other.................................         11,986
                                                                  --------
                                                                  $833,453
                                                                  ========

                                                      DECEMBER 28,    DECEMBER 31,
                                                          2002            2001
                                                      -------------   -------------
Property and equipment and cemetery property:
  United States.....................................    $699,062        $719,558
  Canada............................................      67,416          66,807
  United Kingdom and other..........................       3,948           2,637
                                                        --------        --------
                                                        $770,426        $789,002
                                                        ========        ========

NOTE 17.  IMPAIRMENT OF ASSETS

    In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS
No. 144"), the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. FAS No. 144 requires that long-lived assets to be held and used be recorded at the lower of carrying amount or fair value. Long-lived assets to be disposed of are to be recorded at the lower of carrying amount or fair value, less estimated cost to sell.

    During the 52 weeks ended December 28, 2002, the Company identified eight additional funeral homes and 36 additional cemeteries as probable for sale, but not sold as at December 28, 2002, as they do not meet the Company's future geographic and strategic objectives. In addition, of the remaining funeral homes and cemeteries that were previously identified by the Predecessor as probable for sale during its reorganization proceedings, 14 funeral homes and 26 cemeteries either had signed agreements for sale or were being negotiated for sale at December 28, 2002. The carrying amount of these 22 funeral homes and 62 cemeteries was approximately $20,088,000, and the fair market value, less estimated costs to sell, was approximately $16,805,000. The fair market value was determined by specific offer or bid, or an estimate based on comparable recent sales transactions. As a result, a pre-tax long-lived asset impairment provision of $3,283,000 was recorded during the 52 weeks ended December 28, 2002. These funeral homes had revenues and costs of $3,828,000 and $4,423,000, respectively, and these cemeteries had revenues and costs of $11,702,000 and $12,926,000, respectively, for the 52 weeks ended December 28, 2002.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 17.  IMPAIRMENT OF ASSETS (CONTINUED)
    The asset impairment provision was based on management estimates. As a result, actual results could differ significantly from these estimates.

NOTE 18.  LOSS PER SHARE

    The basic and diluted loss per share computations for net loss were as follows:

                                                                52 WEEKS
                                                                  ENDED
                                                              DECEMBER 28,
                                                                  2002
                                                              -------------
Loss (numerator):
Net loss attributable to Common stockholders................    $(233,744)
                                                                =========
Shares (denominator):
  Basic and diluted weighted average number of shares of
    Common stock outstanding (thousands)....................       39,916
                                                                =========

    Employee and director stock options to purchase 3,470,000 shares of Common stock, and shares reserved for issuance pursuant to the 12.25% Convertible subordinated notes, due in 2012, were not included in the computation of diluted loss per share, because they were anti-dilutive.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 19.  FRESH START REPORTING ADJUSTMENTS

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

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 19.  FRESH START REPORTING ADJUSTMENTS (CONTINUED)
(b) Reflects the distribution of a combination of cash, new debt, Warrants and Common Stock pursuant to the Plan in respect of certain claims.

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

NOTE 20.  QUARTERLY FINANCIAL DATA (UNAUDITED)

   Quarterly financial data is as follows:

                                       FIRST      SECOND     THIRD      FOURTH
                                      QUARTER    QUARTER    QUARTER    QUARTER
                                      --------   --------   --------   --------
52 Weeks Ended December 28, 2002:
  Revenue...........................  $199,641   $189,593   $240,525   $203,694
  Gross profit......................    42,563     35,766     26,445     34,993
  Net income (loss).................     7,111      1,703   (254,215)    11,657
  Basic and diluted income (loss)
    per Common share (in dollars)...  $   0.18   $   0.04   $  (6.37)  $   0.29

NOTE 21.  SUBSEQUENT EVENTS

    On January 2, 2003, the Company completed a mandatory redemption of $10,000,000 in principal amount, plus accrued interest, of its 11.00% Senior secured notes, due in 2007.

    On February 14, 2003, the terms of the Credit Facility were amended to allow the Company to draw up to $30,000,000 from the Credit Facility for the purpose of assisting in the repayment of the principal amount of $52,642,000 outstanding under Rose Hills' bank credit agreement. In addition, the amendment provided that while any amount under the Rose Hills Special Advance is outstanding, the Company requires lender approval to borrow any other amount from the Credit Facility, the aggregate amount outstanding under letters of credit may not exceed $14,000,000 and the Credit facility will be additionally secured by specified real property of Rose Hills. Also, on February 14, 2003, the expiry date of the Credit Facility was extended to April 30, 2004.

    In February 2003, the Company identified two additional funeral homes and 16 additional cemeteries with net assets of approximately $14,466,000, as probable for sale, as they do not meet the Company's future geographic and strategic objectives. The Company has not yet determined the estimated proceeds from the expected sale of these funeral homes and cemeteries.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

    THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS OF THE LOEWEN GROUP INC. ARE NOT COMPARABLE WITH THE CONSOLIDATED FINANCIAL STATEMENTS ISSUED BY ALDERWOODS GROUP, INC. SUBSEQUENT TO THE PLAN IMPLEMENTATION, DUE TO THE SIGNIFICANT CHANGES IN THE FINANCIAL AND LEGAL STRUCTURE OF ALDERWOODS GROUP, INC., THE APPLICATION OF FRESH START REPORTING AT DECEMBER 31, 2001, RESULTING FROM CONFIRMATION AND IMPLEMENTATION OF THE PLAN, AND CHANGES IN ACCOUNTING POLICIES, CERTAIN ACCOUNT CLASSIFICATIONS AND FISCAL ACCOUNTING PERIODS ADOPTED BY ALDERWOODS GROUP, INC. ACCORDINGLY, ALDERWOODS GROUP, INC.'S CONSOLIDATED FINANCIAL STATEMENTS AS AT AND FOR THE 52 WEEKS ENDED DECEMBER 28, 2002, DO NOT INCLUDE COMPARABLE OPERATING AND CASH FLOW INFORMATION. CERTAIN CONSOLIDATED FINANCIAL INFORMATION OF THE LOEWEN GROUP INC. MAY BE OF LIMITED INTEREST TO THE STOCKHOLDERS OF ALDERWOODS GROUP, INC., AND HAS BEEN INCLUDED FOR 2001 AND 2000 IN THIS FORM 10-K.

    HISTORICALLY, THE PREDECESSOR'S CONSOLIDATED FINANCIAL STATEMENTS WERE PRESENTED IN ACCORDANCE WITH CANADIAN GAAP, AND MATERIAL DIFFERENCES BETWEEN CANADIAN GAAP AND U.S. GAAP WERE EXPLAINED IN A NOTE TO THE PREDECESSOR'S CONSOLIDATED FINANCIAL STATEMENTS. IN ADDITION, THE PREDECESSOR HAD NOT PREVIOUSLY FULLY IMPLEMENTED THE SEC STAFF ACCOUNTING BULLETIN NO. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB 101"), AS A RESULT OF THE PREDECESSOR'S ONGOING REORGANIZATION PROCEEDINGS. THE PREDECESSOR'S HISTORICAL FINANCIAL INFORMATION AND THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS FORM 10-K HAVE BEEN RESTATED TO THE FULL EXTENT NECESSARY TO COMPLY WITH
U.S. GAAP AND THE IMPLEMENTATION OF SAB 101, EFFECTIVE JANUARY 1, 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Loewen Group Inc.

    We have audited the consolidated balance sheet of The Loewen Group Inc. as at December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. In connection with our audits of the consolidated financial statements, we also have audited the information with respect to the Predecessor in financial statement Schedule II included in Item 15 of the Predecessor's annual report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Predecessor as at December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in accordance with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chartered Accountants
Vancouver, Canada

March 15, 2002

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

                           CONSOLIDATED BALANCE SHEET

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                              DECEMBER 31
                                                              -----------
                                                                 2001
                                                              -----------
ASSETS
Current assets
  Cash and cash equivalents.................................  $        --
  Receivables, net of allowances............................           --
  Inventories...............................................           --
  Prepaid expenses..........................................           --
                                                              -----------
                                                                       --
Pre-need funeral contracts..................................           --
Pre-need cemetery contracts.................................           --
Cemetery property...........................................           --
Property and equipment......................................           --
Names and reputations.......................................           --
Insurance invested assets...................................           --
Deferred income tax assets..................................           --
Other assets................................................           --
                                                              -----------
                                                              $        --
                                                              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to compromise
  Current liabilities
    Accounts payable and accrued liabilities................  $        --
    Current maturities of long-term debt....................           --
                                                              -----------
                                                                       --

  Long-term debt............................................           --
  Deferred pre-need funeral contract revenue................           --
  Deferred pre-need cemetery contract revenue...............           --
  Other liabilities.........................................           --
  Insurance policy liabilities..............................           --
Liabilities subject to compromise...........................           --

Stockholders' equity
  Common stock..............................................    1,302,819
  Preferred stock...........................................      157,144
  Deficit...................................................   (1,459,963)
  Accumulated other comprehensive loss......................           --
                                                              -----------
                                                                       --
                                                              -----------
                                                              $        --
                                                              ===========
REORGANIZATION PROCEEDINGS (NOTE 1)
COMMITMENTS AND CONTINGENCIES (NOTES 4, 6, 9 AND 11)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       EXPRESSED IN THOUSANDS OF DOLLARS
           EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES OUTSTANDING

                                                               YEARS ENDED DECEMBER 31
                                                              --------------------------
                                                                2001            2000
                                                              ---------      -----------
Revenue
  Funeral...................................................  $ 522,089      $   576,940
  Cemetery..................................................    210,097          263,203
  Insurance.................................................    104,215           87,541
                                                              ---------      -----------
                                                                836,401          927,684
Costs and expenses
  Funeral...................................................    383,647          404,520
  Cemetery..................................................    178,961          179,251
  Insurance.................................................     92,554           81,890
                                                              ---------      -----------
                                                                655,162          665,661
                                                              ---------      -----------
                                                                181,239          262,023
Expenses
  General and administrative................................     75,716           70,598
  Depreciation and amortization.............................     57,038           57,019
  Provision for asset impairment............................    180,658          116,937
                                                              ---------      -----------
                                                                313,412          244,554
                                                              ---------      -----------
Earnings (loss) from operations.............................   (132,173)          17,469
Interest on long-term debt..................................     11,013           12,410
Reorganization costs........................................     87,172           45,877
Loss (gain) on disposal of subsidiaries and other
  expenses (income).........................................   (171,180)          (5,955)
                                                              ---------      -----------
Loss before income taxes, extraordinary items and cumulative
  effect of accounting change...............................    (59,178)         (34,863)
Income taxes
  Current...................................................     24,018            8,708
  Deferred..................................................      3,964           13,774
                                                              ---------      -----------
                                                                 27,982           22,482
                                                              ---------      -----------
Loss before extraordinary items and cumulative effect of
  accounting change.........................................    (87,160)         (57,345)
Extraordinary gain on debt discharge........................    958,956               --
Fresh start valuation adjustments...........................   (228,135)              --
Cumulative effect of accounting change (net of income taxes
  of $108,719)..............................................         --         (986,750)
                                                              ---------      -----------
Net income (loss)...........................................  $ 643,661      $(1,044,095)
                                                              =========      ===========
Basic and diluted earnings (loss) per Common share:
Loss before extraordinary items and cumulative effect of
  accounting change.........................................  $   (1.29)     $     (0.89)
  Extraordinary gain on debt discharge......................      12.93               --
  Fresh start valuation adjustments.........................      (3.07)              --
  Cumulative effect of accounting change, net of income
    taxes...................................................         --           (13.31)
                                                              ---------      -----------
Net income (loss)...........................................  $    8.57      $    (14.20)
                                                              =========      ===========
Basic and diluted weighted average number of shares
  outstanding (thousands)...................................     74,145           74,145
                                                              =========      ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                                                       ACCUMULATED
                                                                         RETAINED         OTHER
                                                 COMMON     PREFERRED    EARNINGS     COMPREHENSIVE
                                                 STOCK        STOCK      (DEFICIT)    INCOME (LOSS)      TOTAL
                                               ----------   ---------   -----------   -------------   -----------
Balance at December 31, 1999................   $1,302,806   $157,146    $(1,059,529)    $(17,348)     $   383,075
Comprehensive loss:
  Net loss..................................                             (1,044,095)                   (1,044,095)
  Other comprehensive loss
    Foreign exchange adjustment.............                                              (3,155)          (3,155)
    Unrealized holding gains (losses) on
      securities, net.......................                                              (5,915)          (5,915)
    Less: reclassification adjustments for
      gains on securities included in net
      loss..................................                                               7,311            7,311
                                                                                                      -----------
    Total other comprehensive loss..........                                                               (1,759)
                                                                                                      -----------
Comprehensive loss..........................                                                           (1,045,854)
Common and preferred stock adjustments......           13         (2)                                          11
                                               ----------   --------    -----------     --------      -----------
Balance at December 31, 2000................    1,302,819    157,144     (2,103,624)     (19,107)        (662,768)
Comprehensive income
  Net income................................                                643,661                       643,661
  Other comprehensive loss
    Foreign exchange adjustment.............                                              (1,907)          (1,907)
    Unrealized holding gains on securities,
      net...................................                                                 253              253
    Less: reclassification adjustments for
      gains on securities included in net
      income................................                                               1,841            1,841
    Reclassification adjustments for foreign
      exchange losses realized on the
      Effective Date........................                                              18,920           18,920
                                                                                                      -----------
    Total other comprehensive loss..........                                                               19,107
                                                                                                      -----------
Comprehensive income........................                                                              662,768
                                               ----------   --------    -----------     --------      -----------
Balance at December 31, 2001................   $1,302,819   $157,144    $(1,459,963)    $     --      $        --
                                               ==========   ========    ===========     ========      ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                                YEARS ENDED DECEMBER 31
                                                              ----------------------------
                                                                 2001             2000
                                                              -----------      -----------
CASH PROVIDED BY (APPLIED TO)
Operations
  Net income (loss).........................................  $   643,661      $(1,044,095)
  Items not affecting cash
    Extraordinary gain on debt discharge....................     (958,956)              --
    Fresh start valuation adjustments.......................      228,135               --
    Cumulative effect of accounting change..................           --          986,750
    Depreciation and amortization...........................       72,194           73,742
    Amortization of debt issue costs........................          619            3,142
    Provision for asset impairment..........................      180,658          116,937
    Loss (gain) on disposition of assets and investments....     (171,177)          (5,610)
    Deferred income taxes...................................        3,964           13,774
    Non-cash reorganization costs...........................           --            6,293
Other, including net changes in other non-cash balances.....       69,650           (3,097)
                                                              -----------      -----------
                                                                   68,748          147,836
                                                              -----------      -----------
Investing
  Proceeds on disposition of assets and investments.........      105,777           36,119
  Purchase of property and equipment........................      (18,712)         (24,024)
  Construction of new facilities............................       (2,300)          (2,468)
  Purchase of insurance invested assets.....................     (236,590)        (141,873)
  Proceeds on disposition and maturities of insurance
    invested assets.........................................      197,145          109,612
                                                              -----------      -----------
                                                                   45,320          (22,634)
                                                              -----------      -----------
Financing
  Repayment of long-term debt...............................      (15,666)         (20,553)
  Debt issue costs..........................................                          (725)
  Distribution of cash to disbursement agent for settlement
    of liabilities subject to compromise....................     (163,570)              --
  Distribution of cash to Alderwoods Group, Inc.............      (93,922)              --
                                                              -----------      -----------
                                                                 (273,158)         (21,278)
                                                              -----------      -----------

Increase (decrease) in cash and cash equivalents............     (159,090)         103,924
Cash and cash equivalents, beginning of year................      159,090           55,166
                                                              -----------      -----------
Cash and cash equivalents, end of year......................  $        --      $   159,090
                                                              ===========      ===========

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

    - Certain administrative claims were satisfied through the issuance of Alderwoods Group's 12 1/4% Convertible Subordinated Notes Due 2012 in the aggregate principal amount of $24,647,000, which are convertible into Common Stock at an initial conversion rate of $17.17 per share and 379,449 shares of Common Stock, which resulted in Alderwoods Group becoming the owner of all of the outstanding common stock of Rose Hills Holdings Corp. ("Rose Hills");

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

    As a result of the foregoing, following the Effective Date, although the Predecessor had outstanding the same equity securities as were outstanding immediately prior to the Effective Date, the Predecessor had (i) no assets, other than bare legal title to the NAFTA Claims, (ii) no right to receive any proceeds of the NAFTA Claims, (iii) no officers, directors or employees, and
(iv) no affiliation with Alderwoods Group.

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

    The Predecessor made funeral and cremation arrangements on an at-need or pre-need basis. The Predecessor's funeral operations offered a full range of funeral services, including the collection of remains, registration of death, professional embalming, use of funeral home facilities, sale of caskets and other merchandise and transportation to a place of worship, funeral chapel, cemetery or crematorium.

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

    FAS 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used or to be disposed of. FAS 121 required

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review for recoverability (for assets to be held and used) included an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the estimated expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment provision should be recognized. If an impairment charge is indicated, long-lived assets to be held and used are written down to the fair value of the asset.

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

ACCOUNTING CHANGE IN 2001

    The Predecessor implemented the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") effective January 1, 2000, which resulted in a change in revenue recognition for pre-need funeral contracts and pre-need cemetery contracts. The Predecessor's previously published financial information for the year ended December 31, 2000, and for the interim periods during the year ended
December 31, 2001, were prepared on a basis that did not fully reflect the adoption of SAB 101. The financial statements for 2000 and 2001, presented herein, were restated in 2001 to give effect to SAB 101. Due to the Company's volume of historical pre-need funeral and cemetery contracts involved in the restatement and the lack of certain transactional information related to such contracts, certain estimation methods were utilized by the Company to restate revenue, as a result of the implementation of SAB 101.

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

    As a result of the reorganization proceedings, proofs of claim were filed against the Debtors in the Bankruptcy Courts. The Debtors resolved proofs of claim that differed in nature, classification or amount from the Debtors' records through several means, including negotiations with the affected claimants, the filing and prosecution of objections and, where appropriate, the referral of the claims to the alternative dispute resolution procedures (the "ADR Procedures") approved by the U.S. Bankruptcy Court on February 23, 2000. The ADR Procedures provided for settlement offer exchange procedures to facilitate the parties' resolution of the claim on a consensual basis. If the claim remained unresolved following the settlement offer exchange procedures, the claim was submitted to binding or nonbinding arbitration (depending on the election of the claimant).

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

    Under the Plan, liabilities subject to compromise were categorized into a class of allowed claims and further categorized into divisions. Certain of these allowed claims would receive a pro rata share of

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 4.  LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED)
Alderwoods Group Common Stock, Warrants and interests in the Liquidating Trust. The amount of any claim that ultimately was allowed by the U.S. Bankruptcy Court could be significantly more or less than the estimated amount of such claim. As a consequence, the actual ultimate aggregate amount of allowed unsecured claims could differ significantly from the amounts recorded in the Predecessor's consolidated financial statements. Accordingly, the amount of the pro rata distributions of Alderwoods Group's Common Stock, Warrants and interests in the Liquidating Trust that ultimately were received by a holder of an allowed unsecured claim could be adversely or favorably affected by the aggregate amount of claims ultimately allowed. Distributions of Alderwoods Group's Common Stock, Warrants and interests in the Liquidating Trust to holders of allowed unsecured claims will be made on an incremental basis until all claims are resolved.

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

    Pursuant to U.S. bankruptcy law, interest on unsecured and under-secured pre-Petition Date debt obligations subject to compromise had not been accrued after the Petition Date. Interest expense and principal payments were recorded on most secured vendor financing, including capital lease obligations. Contractual interest expense not recorded on liabilities subject to compromise totaled $132,481,000 for the year ended December 31, 2001
(2000 -- $153,964,000).

    Net cash proceeds, after payment of certain direct selling costs, generated from the Predecessor's asset disposition program approved by the U.S. Bankruptcy Court were subject to restrictions on use. Certain cash proceeds were required to be placed in a segregated deposit account, pending a U.S. Bankruptcy Court order determining how such cash proceeds should be distributed. As at December 31, 2000, cash in this segregated deposit account amounted to approximately $23 million.

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

    Subsequent to the execution of the Collateral Trust Agreement, among other financings, the Predecessor issued the Series 3 and 4 Senior Notes, the Series 6 and 7 Senior Notes and the PATS (collectively, the "Subject Debt"). The aggregate principal amount outstanding of the Subject Debt was $1,100,000,000. In April 2000, the Predecessor announced that there was uncertainty as to the secured

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED) status under the Collateral Trust Agreement with respect to the Subject Debt. In accordance with the terms of the Collateral Trust Agreement, holders of future indebtedness or their representatives were to effect registration by delivering to the collateral trustee Additional Secured Indebtedness Registration Statements in a form set forth in the Collateral Trust Agreement. However, Additional Secured Indebtedness Registration Statements relating to the Subject Debt were either not delivered to the collateral trustee or were delivered indicating an incorrect outstanding amount. The Predecessor confirmed that it satisfied its obligations under the financing agreements to adopt appropriate corporate resolutions and to deliver to lender representatives, in connection with closing, Additional Secured Indebtedness Registration Statements relating to the Subject Debt. Pursuant to the agreements with lender representatives in connection with those financings, the Predecessor and Loewen International treated the Subject Debt as secured under the Collateral Trust Agreement. On this basis, the total indebtedness owed to the senior lending group subject to the Collateral Trust Agreement, including holders of certain letters of credit, at the Petition Date aggregated $2,016,000,000.

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

    Interest expense for the year ended December 31, 2001, included $619,000 (2000 -- $3,142,000) of debt issue cost amortization and write-offs.

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

NOTE 5.  IMPAIRMENT OF ASSETS AND DISPOSITIONS

    During 1999, as a result of the Predecessor's reorganization proceedings and operating performance decline, the Predecessor conducted extensive reviews of each of its operating locations. The review resulted in the identification of 201 funeral homes and 170 cemeteries as probable for sale and the development of a program for disposition of these locations, which was approved by the U.S. Bankruptcy

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 5.  IMPAIRMENT OF ASSETS AND DISPOSITIONS (CONTINUED)
Court in January 2000. As a result, a pre-tax asset impairment provision for long-lived assets of $428,194,000 was recorded in 1999.

    During the first two months of 2001, the Predecessor completed the sale of 49 funeral homes and 43 cemeteries for gross proceeds of $25,267,000. As a result, and together with the Predecessor's revision on June 30, 2000, of its estimates of expected proceeds of the locations held for disposal, an additional pre-tax asset impairment provision of $116,937,000 was provided for in 2000.

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

NOTE 6.  INVESTMENTS

    Under a Put/Call Agreement entered into with Blackstone Capital Partners II Merchant Banking Fund L.P. and certain affiliates (together, "Blackstone"), the majority investor in Prime, in August 1996 (the "Prime Put/Call Agreement"), the Predecessor had the option to acquire (the "Prime Call") Blackstone's Prime common stock and Blackstone had the option to sell (the "Prime Put") its Prime common stock to the Predecessor. Under a Put/Call Agreement entered into with Blackstone and RHI Management Direct L.P. ("RHI") in November 1996 (the "Rose Hills Put/Call Agreement"), the Predecessor had the option to acquire the Rose Hills common stock owned by Blackstone and RHI and Blackstone and RHI had the option to sell (the "Rose Hills Put") their Rose Hills common stock to the Predecessor.

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

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 6.  INVESTMENTS (CONTINUED)
    On April 12, 2001, Blackstone, RHI and the Predecessor entered into a settlement and resolution of any and all claims, issues and disputes between such parties relating to or involving Prime or Rose Hills on substantially the following terms (the "Blackstone Settlement"), which became effective on the Effective Date:

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

    (b) ISSUED AND OUTSTANDING SHARES

                                                       NUMBER OF
                                                         SHARES     STATED VALUE
                                                       ----------   ------------
Common stock
Outstanding December 31, 2001 and 2000...............  74,145,466     1,302,819
                                                       ==========    ==========
Preferred stock
  Series C Preferred stock outstanding December 31,
    2001 and 2000....................................   8,799,900    $  157,144
                                                       ==========    ==========

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

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 8.  STOCKHOLDERS' EQUITY (CONTINUED)
    The holders of the Series C Preferred stock were entitled, as and when declared by the Board of Directors, to a fixed preferential cumulative cash dividend of 6% per year, payable quarterly. In March 1999, the Predecessor suspended future dividends on its Common stock and deferred future dividends on its Preferred stock.

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

NOTE 10.  REORGANIZATION COSTS

    The Predecessor incurred the following pre-tax charges for costs associated with reorganizing its affairs under the protection of Chapter 11 and the Creditors Arrangement Act as follows:

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
Executory contracts submitted for rejection...............  $ 4,947    $ 6,552
Deferred debt issue costs written off.....................       --         --
PATS option liability recorded............................       --         --
Key Employee Retention Plan costs.........................   14,997      7,279
Professional fees and other costs.........................   75,510     36,724
Interest income...........................................   (8,282)    (4,678)
                                                            -------    -------
                                                            $87,172    $45,877
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

    The Predecessor's total expense for these retirement plans for the two years ended December 31, 2001 and 2000 was $2,252,778 and $2,585,890, respectively.

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

    Loss before income taxes, extraordinary gain and cumulative effect of accounting change was as follows:

                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
United States...........................................  $(12,773)  $(36,345)
Foreign.................................................   (46,405)     1,482
                                                          --------   --------
                                                          $(59,178)  $(34,863)
                                                          ========   ========

    Income tax provision consisted of the following:

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
Current:
  United States                                             $14,629    $ 3,591
  Foreign.................................................    5,962      1,437
  State and local.........................................    3,427      3,680
Deferred:
  United States...........................................    3,490     12,132
  Foreign.................................................      (25)       (91)
  State and local.........................................      499      1,733
                                                            -------    -------
Total provision...........................................  $27,982    $22,482
                                                            =======    =======

    The Predecessor made income tax payments of $17,309,000 and $16,331,000, excluding income tax refunds of $5,160,000 and $3,306,000, for the years ended December 31, 2001 and 2000, respectively.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 12.  INCOME TAXES (CONTINUED)
    The difference between the U.S. federal statutory income tax rate and the Predecessor's effective tax rate were as follows:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                 %          %
U.S. Federal statutory tax rate.............................   (35.0)     (35.0)
State and local taxes.......................................     5.3       10.6
Amortization, net of federal income tax benefits of goodwill
  arising from acquisitions.................................    14.4       20.5
Other non-deductible charges................................    62.4       11.6
Change in valuation allowance on deferred tax assets........     6.4       73.5
Differences between foreign and U.S. income tax rates
  (or foreign tax differential).............................    (2.7)      (5.9)
Other.......................................................    (3.5)     (10.8)
                                                               -----      -----
Effective income tax rate...................................    47.3       64.5
                                                               =====      =====

    As a result of reorganization, substantially all deferred tax assets and liabilities, except for certain operating and capital losses carried forward, were transferred to Alderwoods Group, Inc.

NOTE 13.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to statements of cash flows consist of the following:

                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade...............................................  $  6,295   $  4,330
    Other...............................................    13,818    (19,392)
  Inventories...........................................       735     (3,247)
  Prepaid expenses......................................    (9,340)     2,611
  Amounts receivable from cemetery trusts...............   (39,582)   (55,533)
  Customer installment contracts, net of allowances.....    46,773     67,562
  Cemetery property.....................................     5,230     12,808
  Other assets..........................................       992      3,095

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 13.  CHANGES IN OTHER NON-CASH BALANCES (CONTINUED)

                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
Increase (decrease) in liabilities, including certain
  liabilities subject to compromise:
  Accounts payable and accrued liabilities..............    51,009      5,536
  Deferred pre-need funeral contract revenue............    (3,438)   (49,775)
  Deferred pre-need cemetery contract revenue...........   (43,234)     2,958
  Other liabilities.....................................    10,446     (5,845)
  Insurance policy liabilities..........................    27,321     23,655
  Other changes in non-cash balances....................     2,625      8,140
                                                          --------   --------
                                                          $ 69,650   $ (3,097)
                                                          ========   ========
Supplemental information:
  Interest paid.........................................  $  8,343   $  7,762
  Bad debt expense......................................     7,893      8,015
Non-cash investing and financing activities:
  Capital leases........................................    (5,659)   (11,399)

NOTE 14.  DEFERRED PRE-NEED REVENUE

    The activity in deferred pre-need cemetery contract revenue was as follows:

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                                  2001
                                                              -------------
Beginning balance...........................................    $1,037,611
  Net sales.................................................        68,972
  Dispositions..............................................      (214,735)
  Maturities................................................      (110,299)
  Realized earnings on cemetery trusts......................        15,200
  Change in cancellation reserve............................       (14,432)
  Fresh start valuation adjustments, including effects of
    Alderwoods Group's accounting policy change.............      (440,299)
  Transfer to Alderwoods Group, Inc.........................      (342,018)
                                                                ----------
Ending balance..............................................    $       --
                                                                ==========

    The realized earnings recognized in the consolidated statement of operations related to pre-need merchandise and services trusts and perpetual or endowment care trusts were $29,378,000 and $33,526,000 for the years ended December 31, 2001 and 2000, respectively.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 14.  DEFERRED PRE-NEED REVENUE (CONTINUED)
    The Predecessor's gross pre-need funeral contract sales decreased to approximately $108 million in 2001 from approximately $119 million in 2000. The Predecessor estimated that it had a backlog of approximately $1.1 billion in pre-need funeral contracts as of December 31, 2001. At January 1, 2000, when the Predecessor implemented SAB 101, approximately $92 million was recorded representing amounts received but not required to be placed in trust, and interest earnings on amounts in trust, which had previously been recognized in revenue. During 2001 and 2000, the Predecessor recognized approximately
$4.4 million and $6.1 million, respectively, of this amount in funeral revenue.

NOTE 15.  SEGMENTED INFORMATION

    The Predecessor's reportable segments comprised three businesses it operated, each of which offered different products and services: funeral homes, cemeteries and insurance (see Note 2).

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Predecessor sold primarily to external customers, though any intersegment sales or transfers occured at market price. In 2001, the inter-company insurance commissions amounted to $4,911,000 and were eliminated in the Predecessor's consolidated financial statements (2000 -- $4,454,000). The Predecessor evaluates performance based on earnings from operations of the respective businesses.

                                                         FUNERAL      CEMETERY    INSURANCE     OTHER     CONSOLIDATED
                                                        ----------   ----------   ----------   --------   ------------
Revenue earned from external sales:
  2001................................................  $  522,089   $  210,097   $  104,215   $     --    $  836,401
  2000................................................     576,940      263,203       87,541         --       927,684
Earnings (loss) from operations:
  2001................................................  $   71,362   $ (139,999)  $   11,609   $(75,145)   $ (132,173)
  2000................................................      47,378       25,914        5,599    (61,422)       17,469
Investment revenue (included in earnings (loss) from
  operations):
  2001................................................  $    2,105   $   28,475   $   22,152   $  2,802    $   55,534
  2000................................................       2,887       39,677       21,642        909        65,115
Depreciation and amortization:
  2001................................................  $   37,984   $    6,659   $       31   $ 12,364    $   57,038
  2000................................................      41,802        8,072           31      7,114        57,019
Capital expenditures:
  2001................................................  $    4,740   $    3,174   $      248   $ 12,850    $   21,012
  2000................................................      11,306        4,717           --     10,469        26,492

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 15.  SEGMENTED INFORMATION (CONTINUED)
    The following table reconciles earnings from operations of reportable segments to total earnings (loss) and identifies the components of "Other" segment earnings from operations:

                                                             YEARS ENDED
                                                             DECEMBER 31,
                                                         --------------------
                                                           2001        2000
                                                         ---------   --------
Earnings (loss) from operations of funeral, cemetery
  and insurance segments...............................  $ (57,028)  $ 78,891
Other expenses of operations:
  General and administrative expenses..................    (61,010)   (54,308)
  Depreciation and amortization........................    (12,364)    (7,114)
  Other................................................     (1,771)        --
                                                         ---------   --------
                                                           (75,145)   (61,422)
                                                         ---------   --------
Total earnings (loss) from operations..................  $(132,173)  $ 17,469
                                                         =========   ========

    The Predecessor operated principally in North America. Over 90% of its revenues were earned in the United States. The Predecessor also had operations in Canada and the United Kingdom. The following tables depict the revenues earned and the long-term assets held in the reportable geographic segments.

                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
Revenue:
  United States.........................................  $767,606   $849,519
  Canada................................................    53,779     57,000
  Other.................................................    15,016     21,165
                                                          --------   --------
                                                          $836,401   $927,684
                                                          ========   ========

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 16.  EARNINGS PER SHARE

    The basic and diluted earnings per share computations for income (loss) before extraordinary gain and cumulative effect of accounting change were as follows:

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                             -----------------------
                                                               2001         2000
                                                             ---------   -----------
Income (numerator):
  Loss before extraordinary items and cumulative effect of
    accounting change......................................  $ (87,160)  $   (57,345)
  Less, provision for Preferred stock dividends............      8,536         8,886
                                                             ---------   -----------
  Loss before extraordinary items and cumulative effect of
    accounting change attributable to Common
    stockholders...........................................    (95,696)      (66,231)
  Extraordinary gain on debt discharge.....................    958,956            --
  Fresh start valuation adjustments........................   (228,135)           --
  Cumulative effect of accounting change...................         --      (986,750)
                                                             ---------   -----------
Net income (loss) attributable to Common stockholders......  $ 635,125   $(1,052,981)
                                                             =========   ===========
Shares (denominator)
  Basic and diluted weighted average number of shares of
    Common stock outstanding (thousands)                        74,145        74,145
                                                             =========   ===========

    As a result of the Predecessor's reorganization proceedings, the Predecessor was not accepting requests to exercise stock options or convert Preferred stock. Accordingly, there was no Common stock issuable with respect to stock options and Preferred stock.

NOTE 17.  SUMMARIZED CHAPTER 11 AND CREDITORS ARRANGEMENT ACT FINANCIAL
          INFORMATION

    Summarized financial data for the companies that were under creditor protection of Chapter 11 and the Creditors Arrangement Act are as follows:

                                                             YEARS ENDED
                                                             DECEMBER 31,
                                                         --------------------
                                                           2001        2000
                                                         ---------   --------
Income statement information:
  Revenue..............................................  $ 694,941   $733,832
  Gross margin.........................................    161,333    232,433
  Income (loss) from operations........................   (144,877)     1,746
  Loss before extraordinary items and cumulative effect
    of accounting change...............................    (91,646)   (68,047)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding executive officers required by this Item is incorporated herein by reference to the information contained in Part I of this report under the caption "Executive Officers of Alderwoods Group." In accordance with General Instruction G(3), the information regarding directors required by this Item is incorporated herein by reference to the information provided under the captions "Election of Directors -- Information Regarding Director Nominees" and "Section 16 (a) Beneficial Ownership Reporting Compliance" of Alderwoods Group's Proxy Statement to be filed with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

    In accordance with General Instruction G(3), the information required by this Item is incorporated herein by reference to the information provided under the captions "Executive Compensation," Agreements with Named Executive Officers," "Meetings and Committees of the Board of Directors -- Director Compensation and Other Payments" and "Compensation Committee Interlocks and Insider Participation" of Alderwoods Group, Inc.'s Proxy Statement to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    In accordance with General Instruction G(3), the information required by this Item is incorporated herein by reference to the information provided under the caption "Beneficial Ownership of Principal Stockholders, Directors and Management" of Alderwoods Group, Inc.'s Proxy Statement to be filed with the SEC.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

    The following table summarizes the total number of shares of Common Stock authorized for issuance at December 28, 2002, under the Company's 2002 Equity and Performance Incentive Plan implemented on January 2, 2002, which is the Company's only equity compensation plan.

                                                           EQUITY COMPENSATION PLAN INFORMATION
                                                  -------------------------------------------------------
                                                                                            NUMBER OF
                                                                                            SECURITIES
                                                                                            REMAINING
                                                                                          AVAILABLE FOR
                                                      NUMBER OF           WEIGHTED       FUTURE ISSUANCE
                                                     SECURITIES       AVERAGE EXERCISE     UNDER EQUITY
                                                  TO BE ISSUED UPON       PRICE OF         COMPENSATION
                                                     EXERCISE OF        OUTSTANDING      PLANS (EXCLUDING
                                                     OUTSTANDING          OPTIONS,          SECURITIES
                                                  OPTIONS, WARRANTS     WARRANTS AND       REFLECTED IN
                                                     AND RIGHTS            RIGHTS          COLUMN (A))
                                                  -----------------   ----------------   ----------------
                                                         (A)                (B)                (C)
Equity compensation plans approved by security
  holders.......................................      3,470,000            $11.07           1,030,000
Equity compensation plans not approved by
  security holders..............................       n/a                n/a                n/a
                                                      ---------            ------           ---------
Total...........................................      3,470,000            $11.07           1,030,000
                                                      =========            ======           =========

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In accordance with General Instruction G(3), the information required by this Item is incorporated herein by reference to the information provided under the caption "Certain Relationships and Related Transactions" of Alderwoods Group, Inc.'s Proxy Statement to be filed with the SEC.

ITEM 14.  CONTROLS AND PROCEDURES

    The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

    Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

FINANCIAL STATEMENTS

       ALDERWOODS GROUP, INC., CONSOLIDATED BALANCE SHEET

           Report of Independent Accountants

           Consolidated Balance Sheets as of December 28, 2002 and December 31, 2001

           Consolidated Statement of Operations for the 52 Weeks Ended December 28, 2002

           Consolidated Statement of Stockholders' Equity for the 52 Weeks Ended December 28, 2002

           Consolidated Statement of Cash Flows for the 52 Weeks Ended December 28, 2002

           Notes to Consolidated Financial Statements

       THE LOEWEN GROUP INC., CONSOLIDATED FINANCIAL STATEMENTS

           Report of Independent Accountants

           Consolidated Balance Sheet as of December 31, 2001

           Consolidated Statements of Operations for the Years Ended December 31, 2001 and 2000

           Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001 and 2000

           Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and 2000

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

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
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

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
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

**10.15                 Amendment No. 5 to Financing Agreement dated as of
                        November 14, 2002 among Alderwoods Group, Inc., CIT
                        Group/Business Credit, Inc. and various subsidiaries of Alderwoods Group, Inc.

**10.16 Amendment No. 7 and Limited Consent to Financing Agreement dated as of February 14, 2003 among Alderwoods
                        Group, Inc., CIT Group/Business Credit, Inc. and various subsidiaries of Alderwoods Group, Inc.

 *10.17                 The Loewen Group Inc. Corporate Incentive Plan (incorporated by reference to Exhibit 10.5.1 to the Form 10-K of The
                        Loewen Group Inc., SEC File No. 1-12163, filed March 16,
                        2000)

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

 *10.21                 The Loewen Group Inc. Confirmation Incentive Plan
                        (incorporated by reference to Exhibit 10.5.5 to the Form 10-K of The Loewen Group Inc., SEC File No. 1-12163, filed March 16, 2000)

 *10.22                 The Loewen Group Inc. Retention Incentive Plan (incorporated by reference to Exhibit 10.5.6 to the Form 10-K of The
                        Loewen Group Inc., SEC File No. 1-12163, filed March 16,
                        2000)

 *10.23                 Form of Employment and Release Agreement for Corporate and
                        Country Management (incorporated by reference to Exhibit 10.5.7 to the Form 10-K of The Loewen Group Inc.,
                        SEC File No. 1-12163, filed March 16, 2000)

 *10.24                 Form of Stay Put Bonus Plan Letters, dated February 26, 1999
                        (incorporated by reference to Exhibit 10.13 to the
                        Form 10-K of The Loewen Group, Inc., SEC File No. 1-12163,
                        filed on April 14, 1999)

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

 *10.28                 Amendment to Employment Agreement dated as of
                        December 15, 2002, by and between Alderwoods Group, Inc. and
                        Kenneth A. Sloan.**

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
 *10.29                 Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and Bradley D. Stam (incorporated by reference to Exhibit 10.24 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 28, 2002)

 *10.30                 Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and Gordon D. Orlikow (incorporated by reference to Exhibit 10.25 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 28, 2002)

 *10.31                 Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and James D. Arthurs (incorporated by reference to Exhibit 10.26 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 28, 2002)

 *10.32                 Employment Agreement dated June 6, 2002, by and between
                        Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.29 to the Form 10-Q of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed July 24, 2002)

 *10.33                 Employment Agreement dated June 10, 2002, by and between
                        Alderwoods Group, Inc. and Cameron R.W. Duff (incorporated by reference to Exhibit 10.30 to Form 10-Q of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed July 24, 2002)

 *10.34                 Employment Agreement dated September 16, 2002, by and
                        between Alderwoods Group, Inc. and Ross S. Caradonna
                        (incorporated by reference to Exhibit 10.31 to Form 10-Q of
                        Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        November 14, 2002)

 *10.35                 Alderwoods Group, Inc. 2002 Equity Incentive Plan
                        (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed March 28, 2002)

 *10.36                 Director Compensation Plan (incorporated by reference to
                        Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc.,
                        SEC File No. 000-33277, filed March 28, 2002)

**21.1                  Subsidiaries of Alderwoods Group, Inc. as of February 28,
                        2003

  24.1                  Powers of Attorney (included in the signature pages to this
                        Form 10-K)

------------------------

*   Indicates management contract or compensatory plan or arrangement.

**  Filed herewith.

(B) REPORTS ON FORM 8-K

    The following Current Report on Form 8-K was filed by Alderwoods Group during the last quarter of fiscal 2002:

FILING DATE                ITEM NUMBER             DESCRIPTION
-----------                -----------             -----------
 October 31, 2002 (dated   Item 5.0 Other Events   Announcement of the extension of the deadline
  October 31, 2002)                                to December 2, 2002, for the submission of
                                                   stockholder proposals in connection with
                                                   Alderwoods Group's 2003 annual meeting of
                                                   stockholders to be held on or about May 1,
                                                   2003

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   ALDERWOODS GROUP, INC. AND PREDECESSOR(5)
                               DECEMBER 28, 2002
                           (IN THOUSANDS OF DOLLARS)

                                   BALANCE AT    CHARGED TO
                                  BEGINNING OF   COSTS AND       CHARGED TO                      BALANCE AT END
DESCRIPTION                          PERIOD       EXPENSES     OTHER ACCOUNTS    DEDUCTIONS(2)     OF PERIOD
-----------                       ------------   ----------   ----------------   -------------   --------------
Current -- Allowance for
  doubtful accounts
52 weeks ended
  December 28, 2002.............    $ 26,291      $  5,645    $     (77)(1)        $ (21,898)       $  9,961
Year ended December 31, 2001....      34,111         7,893       (5,113)(1)          (10,600)         26,291
Year ended December 31, 2000....      36,660         8,015       (1,235)(1)           (9,329)         34,111

Allowance for pre-need funeral
  contract cancellations
  and refunds
52 weeks ended
  December 28, 2002.............    $158,381      $  6,885    $  (5,236)(1)        $  (3,647)       $156,383
Year ended December 31, 2001....          --            --      158,381 (3)               --         158,381
Year ended December 31, 2000....          --            --           --                   --              --

Allowance for pre-need cemetery
  contract cancellations
  and refunds
52 weeks ended
  December 31, 2002.............    $ 31,556      $  3,749    $    (539)(1)        $  (8,970)       $ 25,796
Year ended December 31, 2001....      30,360        14,137       (5,382)(1)(3)        (7,559)         31,556
Year ended December 31, 2000....      58,345         9,187       (1,558)(1)          (35,614)         30,360

Deferred tax valuation allowance
52 weeks ended
  December 28, 2002.............    $289,582      $  6,059    $  95,404 (6)        $      --        $391,045
Year ended December 31, 2001....     654,000         3,796     (368,214)(3)               --         289,582
Year ended December 31, 2000....     328,514         4,073      321,413 (4)               --         654,000

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

(6) Primarily due to the cumulative effect of the Plan implementation.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ALDERWOODS GROUP, INC.

                                                       By:             /s/ PAUL A. HOUSTON
                                                            -----------------------------------------
                                                                         Paul A. Houston
Dated: March 25, 2003                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                       President, Chief
                 /s/ PAUL A. HOUSTON                     Executive Officer and
     -------------------------------------------         Director                Dated: March 25, 2003
                   Paul A. Houston                       (Principal Executive
                                                         Officer)

                                                       Executive Vice
                                                         President, Chief
                /s/ KENNETH A. SLOAN                     Financial Officer
     -------------------------------------------         (Principal Financial    Dated: March 25, 2003
                  Kenneth A. Sloan                       Officer and Principal
                                                         Accounting Officer)

                /s/ LLOYD E. CAMPBELL
     -------------------------------------------       Director                  Dated: March 25, 2003
                  Lloyd E. Campbell

                /s/ ANTHONY G. EAMES
     -------------------------------------------       Director                  Dated: March 25, 2003
                  Anthony G. Eames

                /s/ CHARLES M. ELSON
     -------------------------------------------       Director                  Dated: March 25, 2003
                  Charles M. Elson

                 /s/ DAVID R. HILTY
     -------------------------------------------       Director                  Dated: March 25, 2003
                   David R. Hilty

                 /s/ OLIVIA KIRTLEY
     -------------------------------------------       Director                  Dated: March 25, 2003
                   Olivia Kirtley

                  /s/ JOHN S. LACEY
     -------------------------------------------       Chairman of the Board     Dated: March 25, 2003
                    John S. Lacey

                /s/ WILLIAM R. RIEDL
     -------------------------------------------       Director                  Dated: March 25, 2003
                  William R. Riedl

                /s/ W. MACDONALD SNOW
     -------------------------------------------       Director                  Dated: March 25, 2003
                  W. MacDonald Snow

                                 CERTIFICATIONS

    I, Paul A. Houston, certify that:

1.  I have reviewed this annual report on Form 10-K of Alderwoods Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                       By:             /s/ PAUL A. HOUSTON
                                                            -----------------------------------------
                                                                         Paul A. Houston
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                             DIRECTOR
Dated: March 25, 2003                                             (PRINCIPAL EXECUTIVE OFFICER)

    I, Kenneth A. Sloan, certify that:

1.  I have reviewed this annual report on Form 10-K of Alderwoods Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                       By:             /s/ KENNETH A. SLOAN
                                                            -----------------------------------------
                                                                         Kenneth A. Sloan
                                                            EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                                             OFFICER
                                                                 (PRINCIPAL FINANCIAL OFFICER AND
Dated: March 25, 2003                                               CHIEF ACCOUNTING OFFICER)

                                  EXHIBIT LIST

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
10.15                   Amendment No. 5 to Financing Agreement dated as of
                        November 14, 2002 among Alderwoods Group, Inc., CIT
                        Group/Business Credit, Inc. and various subsidiaries of
                        Alderwoods Group, Inc.
10.16                   Amendment No. 7 and Limited Consent to Financing Agreement
                        dated as of February 14, 2003 among Alderwoods
                        Group, Inc., CIT Group/Business Credit, Inc. and various
                        subsidiaries of Alderwoods Group, Inc.

10.28                   Amendment to Employment Agreement dated as of December 15,
                        2002, by and between Alderwoods Group, Inc. and Kenneth A.
                        Sloan.

21.1                    Subsidiaries of Alderwoods Group, Inc. as of February 28,
                        2003

------------------------