Form 10-Q
period 2003-03-22
ALDERWOODS GROUP INC
filed 2003-05-01
CIK 927914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the 12 weeks ended March 22, 2003

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

                            ------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    At April 19, 2003, there were 39,970,931 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ALDERWOODS GROUP, INC.

                                                                                                    PAGE
                                                                                                  --------
PART I.                 FINANCIAL INFORMATION

                        ITEM 1.    FINANCIAL STATEMENTS:

                                   CONSOLIDATED BALANCE SHEETS
                                     as of March 22, 2003 and December 28, 2002................          1

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                     for the 12 Weeks Ended March 22, 2003 and March 23,
                                     2002......................................................          2

                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     for the 12 Weeks Ended March 22, 2003.....................          3

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     for the 12 Weeks Ended March 22, 2003 and March 23,
                                     2002......................................................          4

                                   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS..........          5

                        ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                     AND RESULTS OF OPERATIONS.................................         21

                        ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                     MARKET RISK...............................................         28

                        ITEM 4.    CONTROLS AND PROCEDURES.....................................         28

PART II.                OTHER INFORMATION......................................................         29

                        ITEM 1.    LEGAL PROCEEDINGS...........................................         29

                        ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS...................         29

                        ITEM 5.    OTHER INFORMATION...........................................         29

                        ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K............................         34

SIGNATURES.....................................................................................         39

CERTIFICATIONS.................................................................................         40

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                       EXPRESSED IN THOUSANDS OF DOLLARS
                      EXCEPT NUMBER OF SHARES OUTSTANDING

                                                               MARCH 22,    DECEMBER 28,
                                                                 2003           2002
                                                              -----------   -------------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................  $   58,172     $   46,112
  Receivables, net of allowances............................      52,625         65,996
  Inventories...............................................      22,159         22,284
  Other.....................................................      24,107         22,272
                                                              ----------     ----------
                                                                 157,063        156,664
Pre-need funeral contracts..................................   1,001,395      1,002,601
Pre-need cemetery contracts.................................     442,143        447,336
Cemetery property...........................................     149,424        150,211
Property and equipment......................................     615,905        620,215
Insurance invested assets...................................     415,405        405,413
Deferred income tax assets..................................       6,413          7,872
Goodwill....................................................     335,825        335,779
Other assets................................................      35,156         43,958
                                                              ----------     ----------
                                                              $3,158,729     $3,170,049
                                                              ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities..................  $  142,501     $  163,795
  Current maturities of long-term debt......................      84,483         90,608
                                                              ----------     ----------
                                                                 226,984        254,403
Long-term debt..............................................     663,689        669,062
Deferred pre-need funeral contract revenue..................     999,577        996,781
Deferred pre-need cemetery contract revenue.................     336,228        336,833
Insurance policy liabilities................................     346,116        340,240
Deferred income tax liabilities.............................      24,969         24,968
Other liabilities...........................................      24,958         24,360
                                                              ----------     ----------
                                                               2,622,521      2,646,647
                                                              ----------     ----------
Stockholders' equity
  Common stock, $0.01 par value, 100,000,000 shares
    authorized, 39,967,136 issued and outstanding
    (December 28, 2002 -- 39,941,271).......................         400            399
  Capital in excess of par value............................     739,836        739,711
  Accumulated deficit.......................................    (227,044)      (233,744)
  Accumulated other comprehensive income....................      23,016         17,036
                                                              ----------     ----------
                                                                 536,208        523,402
                                                              ----------     ----------
                                                              $3,158,729     $3,170,049
                                                              ==========     ==========

COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 7)

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       EXPRESSED IN THOUSANDS OF DOLLARS
           EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES OUTSTANDING

                                                               12 WEEKS      12 WEEKS
                                                                 ENDED         ENDED
                                                               MARCH 22,     MARCH 23,
                                                                 2003          2002
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Revenue
  Funeral...................................................   $ 130,972     $ 131,859
  Cemetery..................................................      39,678        39,244
  Insurance.................................................      27,022        28,538
                                                               ---------     ---------
                                                                 197,672       199,641
                                                               ---------     ---------
Costs and expenses
  Funeral...................................................     101,895        96,485
  Cemetery..................................................      37,345        35,910
  Insurance.................................................      23,921        24,683
                                                               ---------     ---------
                                                                 163,161       157,078
                                                               ---------     ---------
                                                                  34,511        42,563
General and administrative expenses.........................       7,223        11,320
Provision for asset impairment..............................       9,470            --
                                                               ---------     ---------
Earnings from operations....................................      17,818        31,243
Interest on long-term debt..................................      18,920        20,910
Other expense (income), net.................................         298          (514)
                                                               ---------     ---------
Earnings (loss) before income taxes.........................      (1,400)       10,847
Income taxes................................................      (8,100)        3,736
                                                               ---------     ---------
Net income..................................................   $   6,700     $   7,111
                                                               =========     =========
Basic and diluted earnings per Common share:
Net income..................................................   $    0.17     $    0.18
                                                               =========     =========
Basic and diluted weighted average number of shares
  outstanding (thousands)...................................      39,955        39,887
                                                               =========     =========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

           EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT NUMBER OF SHARES

                                                                                   ACCUMULATED
                                            COMMON     CAPITAL IN                     OTHER
                                            STOCK      EXCESS OF    ACCUMULATED   COMPREHENSIVE
                               SHARES     PAR VALUE    PAR VALUE      DEFICIT        INCOME        TOTAL
                             ----------   ----------   ----------   -----------   -------------   --------
Balance at December 28,
  2002.....................  39,941,271      $399       $739,711     $(233,744)      $17,036      $523,402
Comprehensive income:
  Net income...............                                              6,700                       6,700
  Other comprehensive
    income:
    Foreign exchange
      adjustment...........                                                            3,270         3,270
    Unrealized holding
      gains on securities,
      net of income taxes
      of $1,459............                                                            3,030         3,030
        Less:
          reclassification
          adjustments for
          gains on
          securities
          included in
          net income.......                                                             (320)         (320)
                                                                                     -------      --------
        Total holding
          gains............                                                            2,710         2,710
                                                                                     -------      --------
Comprehensive income.......                                                                         12,680
Common stock issued:
  Stock issued in
    connection with the
    settlement of certain
    unsecured claims.......      21,140         1            106                                       107
  Stock issued as
    compensation in lieu of
    cash...................       4,725                       19                                        19
                             ----------      ----       --------     ---------       -------      --------
Balance at March 22,
  2003.....................  39,967,136      $400       $739,836     $(227,044)      $23,016      $536,208
                             ==========      ====       ========     =========       =======      ========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                               12 WEEKS      12 WEEKS
                                                                 ENDED         ENDED
                                                               MARCH 22,     MARCH 23,
                                                                 2003          2002
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
CASH PROVIDED BY (APPLIED TO)
Operations
  Net income................................................   $   6,700     $   7,111
  Items not affecting cash
    Depreciation and amortization...........................       9,817        10,031
    Insurance policy benefit reserves.......................       6,291         7,739
    Provision for asset impairment..........................       9,470            --
    Loss on disposal of subsidiaries and investments........         250            80
    Deferred income taxes...................................          --           (24)
Other, including net changes in other non-cash balances.....      (3,614)      (10,364)
                                                               ---------     ---------
                                                                  28,914        14,573
                                                               ---------     ---------
Investing
  Proceeds on disposition of assets and investments.........       3,555        11,580
  Purchase of property and equipment and business
    acquisitions............................................      (3,762)       (3,206)
  Purchase of insurance invested assets.....................     (42,063)     (120,944)
  Proceeds on disposition and maturities of insurance
    invested assets.........................................      36,931       113,791
                                                               ---------     ---------
                                                                  (5,339)        1,221
                                                               ---------     ---------
Financing
  Increase in long-term debt................................          --            44
  Repayment of long-term debt...............................     (11,515)       (3,404)
                                                               ---------     ---------
                                                                 (11,515)       (3,360)
                                                               ---------     ---------
Increase in cash and cash equivalents.......................      12,060        12,434
Cash and cash equivalents, beginning of period..............      46,112       101,561
                                                               ---------     ---------
Cash and cash equivalents, end of period....................   $  58,172     $ 113,995
                                                               =========     =========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 1.  NATURE OF OPERATIONS

    Alderwoods Group, Inc., a Delaware corporation, together with its subsidiaries (collectively, the "Company") is the second-largest operator of funeral homes and cemeteries in North America. As at March 22, 2003, the Company operated 759 funeral homes and 185 cemeteries and 62 combination funeral homes and cemeteries throughout North America and 39 funeral homes in the United Kingdom.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The interim consolidated financial statements include the accounts of the Company, its subsidiary companies and operations controlled by the Company through sales and management agreements. All subsidiaries are wholly owned, except for a few companies with small minority interests. The interim consolidated financial statements have been prepared using the U.S. dollar and are presented in accordance with United States generally accepted accounting principles ("GAAP").

    The interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results as of March 22, 2003 and for the 12 weeks ended March 22, 2003, and March 23, 2002. The interim consolidated financial statements have been prepared on a basis consistent with the accounting policies described in the Company's Annual Report on Form 10-K for the 52 weeks ended December 28, 2002, as filed with the U.S. Securities and Exchange Commission ("SEC") and should be read in conjunction therewith.

    The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year or for any other interim period.

USE OF ESTIMATES

    The preparation of the interim consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. As a result, actual amounts could significantly differ from those estimates.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK OPTION PLAN

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123," ("FAS No. 148"), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. However, as allowed by FAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described below, and has adopted the disclosure requirements of FAS No. 123 and FAS No. 148.

    The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Any compensation expense recorded is charged against operations over the service period, which generally matches the option vesting period. No stock-based employee compensation cost was recorded for the 12 weeks ended March 22, 2003, and March 23, 2002, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying Common stock on the grant date. The following table illustrates the effect on net income and net income per share, if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation using the Black-Scholes option pricing methodology.

                                                               12 WEEKS     12 WEEKS
                                                                ENDED        ENDED
                                                              MARCH 22,    MARCH 23,
                                                                 2003         2002
                                                              ----------   ----------
Net income, as reported.....................................  $   6,700    $   7,111
Total stock-based employee compensation expense determined
  under fair value-based method, net of tax.................       (611)      (1,096)
                                                              ---------    ---------
Pro forma net income........................................      6,089        6,015
                                                              =========    =========
Net income per Common share:
  Basic and diluted, as reported............................  $    0.17    $    0.18
  Basic and diluted, pro forma..............................  $    0.15    $    0.15

COMPARABILITY

    Certain comparative amounts have been reclassified to conform to the presentation adopted in the current period.

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

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of FAS No. 143 on December 29, 2002, had no impact on the Company's financial condition or results of operations.

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("FAS No. 145"). As a result of the rescission of Statement of Financial Accounting Standards No. 4 and 64, gains and losses from extinguishments of debt are to be accounted for under the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS No. 145 also rescinds Statement of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers." FAS No. 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS
No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. FAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of FAS No. 145 on December 29, 2002, had no impact on the Company's financial condition or results of operations.

    In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS No. 146"). FAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS No. 146 on December 29, 2002, had no impact on the Company's financial condition or results of operations.

    In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements
No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 clarifies the requirements of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions of FIN No. 45 for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The adoption of FIN No. 45 on December 29, 2002, had no impact on the Company's financial condition or results of operations.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN No. 46 on February 1, 2003, had no impact on the Company's financial condition or results of operations.

NOTE 3.  PRE-NEED FUNERAL ACTIVITIES

    The balance in pre-need funeral contracts represents customer receivables, amounts due from trust funds and third-party insurance companies related to unperformed, price-guaranteed, pre-need funeral contracts. The components of pre-need funeral contracts in the consolidated balance sheets are as follows:

                                                       MARCH 22,    DECEMBER 28,
                                                         2003           2002
                                                      -----------   -------------
                                                      (UNAUDITED)
Customer receivables................................  $   47,342     $   49,592
Amounts receivable from funeral trusts..............     379,861        373,561
Amounts receivable from third-party insurance
  companies.........................................     727,664        735,831
Allowance for contract cancellations and refunds....    (153,472)      (156,383)
Amounts receivable related to insurance policies in
  force with subsidiary insurance company...........     164,633        155,733
                                                      ----------     ----------
Total value of pre-need funeral contracts...........   1,166,028      1,158,334
  Less: amounts receivable related to insurance
    policies in force with subsidiary insurance
    company.........................................    (164,633)      (155,733)
                                                      ----------     ----------
Pre-need funeral contracts..........................  $1,001,395     $1,002,601
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

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 3.  PRE-NEED FUNERAL ACTIVITIES (CONTINUED)
    The activities in deferred pre-need funeral contract revenue were as follows:

                                                               12 WEEKS
                                                                ENDED
                                                              MARCH 22,
                                                                 2003
                                                              ----------
Deferred pre-need funeral contract revenue:
  Beginning balance.........................................   $996,781
  Sales, net of cancellations...............................     18,850
  Maturities................................................    (24,833)
  Net increase in insurance benefits from third party
    insurance companies and deferred earnings realized on
    funeral
    trust balances..........................................      8,065
  Change in cancellation reserve............................      1,232
  Dispositions and other....................................       (518)
                                                               --------
  Ending balance............................................   $999,577
                                                               ========

    Amounts receivable from funeral trusts represent a portion of the proceeds from the sale of pre-need funeral services, deposited in accordance with state and provincial trusting laws with various financial institutions, together with accrued earnings. The Company will recognize and generally receive these amounts when the funeral service is performed.

NOTE 4.  PRE-NEED CEMETERY ACTIVITIES

PRE-NEED CEMETERY CONTRACTS

    The balance in pre-need cemetery contracts represents customer receivables for cemetery interment rights, and cemetery merchandise and services, and amounts due from trust funds related to unfulfilled, price-guaranteed, pre-need cemetery contracts. The components of pre-need cemetery contracts in the consolidated balance sheets are as follows:

                                                        MARCH 22,    DECEMBER 28,
                                                          2003           2002
                                                       -----------   -------------
                                                       (UNAUDITED)
Customer receivables.................................   $100,481       $106,750
Unearned finance income..............................     (9,262)        (9,945)
Amounts receivable from cemetery trusts..............    377,699        376,327
Allowance for contract cancellations and refunds.....    (26,775)       (25,796)
                                                        --------       --------
                                                        $442,143       $447,336
                                                        ========       ========

    For pre-need cemetery contract sales, other than sales of pre-need cemetery interment rights, which are recognized in accordance with the retail land sales provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," an allowance for cancellations and refunds is

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 4. PRE-NEED CEMETERY ACTIVITIES (CONTINUED) provided at the date of sale based on management's best estimates and is offset by an allowance against deferred pre-need cemetery contract revenue. For sales of pre-need cemetery interment rights, an allowance is provided at the time of sale.

    The activities in deferred pre-need cemetery contract revenue were as follows:

                                                               12 WEEKS
                                                                ENDED
                                                              MARCH 22,
                                                                 2003
                                                              ----------
Deferred pre-need cemetery contract revenue:
  Beginning balance.........................................   $336,833
  Sales, net of cancellations...............................     17,763
  Dispositions..............................................         --
  Maturities................................................    (17,830)
  Earnings realized on amounts receivable from cemetery
    trusts and deferred.....................................        786
  Change in cancellation reserve............................     (1,324)
                                                               --------
  Ending balance............................................   $336,228
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

PERPETUAL CARE TRUSTS

    The perpetual care trust funds are not included in the Company's consolidated balance sheets, as the principal of these trusts cannot be withdrawn by the Company. The carrying value of the trust investments was $265,934,000 and $266,890,000, at March 22, 2003, and December 28, 2002,
respectively.

    Investment earnings of perpetual care trust funds are recognized in cemetery revenue when realized and are used to help defray the maintenance costs of cemeteries, which are expensed as incurred.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 5.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                   MARCH 22, 2003                         DECEMBER 28, 2002
                                       --------------------------------------   --------------------------------------
                                                    (UNAUDITED)
                                         PARENT                                   PARENT
                                        COMPANY                   ALDERWOODS     COMPANY                   ALDERWOODS
                                       ALDERWOODS   ROSE HILLS      GROUP       ALDERWOODS   ROSE HILLS      GROUP
                                         GROUP       COMPANY     CONSOLIDATED     GROUP       COMPANY     CONSOLIDATED
                                       ----------   ----------   ------------   ----------   ----------   ------------
    Credit facility (a)..............   $     --     $     --      $     --      $     --     $     --      $     --
    Bank credit agreement (a)(b).....         --       52,642        52,642            --       52,642        52,642
    11.00% Senior secured notes due
      in 2007 (c)....................    225,000           --       225,000       235,000           --       235,000
    9.50% Senior subordinated notes
      due in 2004 (d)................         --       77,972        77,972            --       77,800        77,800
    12.25% Senior unsecured notes due
      in 2009 (e)....................    330,000           --       330,000       330,000           --       330,000
    12.25% Convertible subordinated
      notes due in 2012 (f)..........     32,571           --        32,571        32,779           --        32,779
    Promissory notes and capitalized
      obligations, certain of which
      are secured by assets of
      certain subsidiaries...........     28,837        1,150        29,987        30,240        1,209        31,449
                                        --------     --------      --------      --------     --------      --------
                                         616,408      131,764       748,172       628,019      131,651       759,670
    Less, current maturities of
      long-term debt.................     31,257       53,226        84,483        37,302       53,306        90,608
                                        --------     --------      --------      --------     --------      --------
                                        $585,151     $ 78,538      $663,689      $590,717     $ 78,345      $669,062
                                        ========     ========      ========      ========     ========      ========

    ------------------------------

    (a) On January 2, 2002, the Company entered into an exit financing facility (the "Credit Facility"). The Credit Facility has a maximum availability of the lesser of $75,000,000 (including $35,000,000 in the form of letters of credit) or an amount (determined pursuant to a borrowing base calculation) equal to the sum of (a) 80% of eligible accounts receivable plus (b) the lesser of (i) 50% of the value of eligible inventory and
       (ii) $15,000,000 plus (c) the lesser of (i) 25% of the book value of real property on which the collateral agent for the lenders has a first priority mortgage and (ii) $40,000,000. The Credit Facility is used primarily to fund the Company's working capital needs and as more fully described below, may be used to repay the subsidiary credit agreement described below, and bears interest at a rate per annum equal to the J.P. Morgan Chase & Co. prime rate (4.25% at March 22, 2003, and
       December 28, 2002), plus 1% or, at the Company's option, LIBOR (1.29% at March 22, 2003, and 1.4% at December 28, 2002), plus 2.5%. A fee of 2.5%
       is charged on letters of credit and a commitment fee of 0.50% is charged on the unused portion of the Credit Facility. Material covenants include a requirement to maintain a minimum tangible net worth, required earnings before interest, taxes, and depreciation and amortization to a fixed charge coverage ratio, and a yearly maximum on capital expenditures. The Credit Facility is secured by specified real property, and substantially all personal property of the Company and specified subsidiaries.

        On November 14, 2002, the expiry date of the Credit Facility was extended to January 2, 2004. On February 14, 2003, the terms of the Credit Facility were further amended to allow the Company to draw up to $30,000,000 (the "Rose Hills Special Advance") from the Credit Facility for the purpose of assisting in the

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 5.  LONG-TERM DEBT (CONTINUED)
       repayment of the principal amount of $52,642,000 then outstanding under Rose Hills Company's ("Rose Hills") bank credit agreement (as discussed below in (b)). In addition, the amendment provided that until the Rose Hills Special Advance is repaid, the Company requires lender approval to borrow any other amount from the Credit Facility, the aggregate amount outstanding under letters of credit may not exceed $14,000,000 and the Credit Facility will be additionally secured by specified personal and real property of Rose Hills and its subsidiaries. Also, on February 14, 2003, the expiry date of the Credit Facility was further extended to April 30, 2004. As of March 22, 2003, the Company's borrowing base was approximately $68,969,000 (December 28, 2002 -- $70,074,000),
       less approximately $12,798,000 (December 28, 2002 -- $12,088,000) in
       outstanding letters of credit. On April 1, 2003, the Company drew $30,000,000 of the Rose Hills Special Advance to repay the Rose Hills bank credit agreement. On April 8, 2003, the Company repaid $10,000,000 of the Rose Hills Special Advance and on April 28, 2003, repaid the remaining balance of $20,000,000.

    (b) Subsidiary credit agreement which provided for (1) a senior secured amortization extended term loan facility in an aggregate original principal amount of $75,000,000, and (2) a senior secured revolving credit facility in a maximum aggregate principal amount of $10,000,000, which remained undrawn at March 22, 2003, and December 28, 2002. The subsidiary was required to maintain certain defined financial ratios and there were restrictions on the payment of dividends to the Company. The credit agreement bore interest, at the Company's option, at the reference rate of the agent acting on behalf of the financial institutions, plus 2%, or under a Eurodollar option, at a reserve adjusted Eurodollar rate, plus 3%. As of March 22, 2003, interest was charged at a rate of 4.34% (December 28, 2002 -- 4.94%) on outstanding borrowings under the term loan facility. The Company paid a commitment fee of 0.50% on the unused portion of the revolving credit facility. The subsidiary credit agreement was payable, subject to certain conditions, in the principal amount of approximately $26,321,000 in May 2003, and approximately $26,321,000 in November 2003. On April 1, 2003, the Company repaid all outstanding principal amounts and accrued interest under, and terminated, the subsidiary credit agreement.

    (c) On January 2, 2002, the Company issued 11.00% Senior secured notes, due in 2007. Interest is payable semi-annually on June 15 and December 15. The notes are secured by all personal property (subject to certain restrictions) of the Company and specified subsidiaries, and specified funeral home real property assets of the Company and specified subsidiaries, subordinated to the security interests securing the Credit Facility. The notes are redeemable at any time at the option of the Company at 100% of the stated principal amount, plus accrued and unpaid interest to (but not including) the redemption date. Furthermore, the notes are subject to mandatory redemption in the principal amount of $20,000,000, $30,000,000, $40,000,000 and $135,000,000, if such amounts are outstanding on January 2, 2004, January 3, 2005, January 2, 2006 and January 2, 2007, respectively. On July 25, 2002, the Company completed an optional redemption of $15,000,000 in principal amount, plus accrued interest and, on January 2, 2003, completed a mandatory redemption of $10,000,000 in principal amount, plus accrued interest.

    (d) The indenture for the subsidiary 9.5% Senior subordinated notes, due November 15, 2004, with an effective annual interest rate of 11.13%, limits the subsidiary's payment of dividends and repurchase of its common stock, and includes certain other restrictions and limitations on its indebtedness. Interest is payable semi-annually on May 15 and November 15. Prior to April 1, 2003, the notes were subordinate to the prior claims of the bank credit agreement described in note (b), above. Upon repayment of the bank credit agreement described in note (b) above on April 1, 2003, the notes became subordinate to the prior claims of the Credit Facility. The carrying amount is net of an unamortized discount of $2,028,000 (December 28, 2002 -- $2,200,000).

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 5.  LONG-TERM DEBT (CONTINUED)
    (e) On January 2, 2002, the Company issued 12.25% Senior unsecured notes, due in 2009. Interest is payable semi-annually on March 15 and September 15. The notes are redeemable on and after January 2, 2005, at the option of the Company, in whole or in part, at a price equal to 106.25% of the stated principal amount if redeemed from January 2, 2005 to January 1, 2006, at a price equal to 103.125% of the stated principal amount if redeemed from January 2, 2006 to January 1, 2007, and at a price equal to 100% of the stated principal amount if redeemed on or after January 2, 2007, plus accrued and unpaid interest to (but not including) the applicable redemption date.

    (f) On January 2, 2002, the Company issued 12.25% Convertible subordinated notes, due in 2012, with an effective annual interest rate of 8.6%. Interest is payable semi-annually on March 15 and September 15. The notes are convertible at the holder's option at any time into the Company's Common stock at an initial conversion rate of $17.17 per share, adjusted for subsequent dividends, stock splits and issuance of rights, options and warrants. At March 22, 2003, and December 28, 2002, the conversion rate was $17.17 per share. The carrying amount includes unamortized premium of $7,892,000 (December 28, 2002 -- $8,100,000). The notes are redeemable at the option of the Company, in whole or in part, at 100% of the stated principal amount, plus accrued and unpaid interest to (but not including) the applicable redemption date, provided however, that prior to January 2, 2004, the Company may not optionally redeem the notes unless the then-market price of the Company's Common stock is at least 15% greater than the then-applicable conversion price.

    The Credit Facility, 11% Senior secured notes due in 2007, 12.25% Senior unsecured notes due in 2009, and 12.25% Convertible subordinated notes due in 2012, are guaranteed by substantially all of Alderwoods Group's wholly-owned U.S. subsidiaries, other than Alderwoods Group's insurance subsidiaries and other specified excluded subsidiaries. Alderwoods Group, the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several.

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

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 5.  LONG-TERM DEBT (CONTINUED)
    Material covenants under the indentures governing the 11% Senior unsecured notes due in 2007, 12.25% Senior unsecured notes due in 2009 and 12.25% Convertible subordinated notes due in 2012 include restrictions placed on the Company and specified subsidiaries to incur additional indebtedness, pay dividends, repay subordinate or junior indebtedness, and encumber property or assets.

NOTE 6.  IMPAIRMENT OF ASSETS

    In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS
No. 144"), the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. FAS No. 144 requires that long-lived assets to be held and used be recorded at the lower of carrying amount or fair value. Long-lived assets to be disposed of are to be recorded at the lower of carrying amount or fair value, less estimated costs to sell.

    During the 12 weeks ended March 22, 2003, the Company identified four additional funeral homes and 15 additional cemeteries as held for sale, but not sold as at March 22, 2003, as they do not meet the Company's future geographic and strategic objectives. The carrying amount of these four funeral homes and 15 cemeteries was $15,236,000, and the fair market value, less estimated costs to sell, was $7,010,000. The fair market value was determined by specific offer or bid, or an estimate based on comparable recent sales transactions. As a result, a pre-tax long-lived asset impairment provision of $8,226,000 was recorded during the 12 weeks ended March 22, 2003 (March 23, 2002 -- nil). For the 12 weeks ended March 22, 2003, these funeral homes had revenues and costs of $247,000 and $317,000 (March 23, 2002 -- $274,000 and $276,000), respectively, and these cemeteries had revenues and costs of $917,000 and $1,306,000
(March 23, 2002 -- $1,062,000 and $1,310,000), respectively. In addition, during the 12 weeks ended March 22, 2003, an additional pre-tax long-lived asset impairment provision of $1,244,000 was recorded for funeral homes and cemeteries previously identified as held for sale. This additional impairment provision resulted from changes in previously estimated proceeds, net asset values and closing costs.

    The asset impairment provisions were based on management estimates. As a result, actual results could differ significantly from these estimates.

NOTE 7.  LEGAL CONTINGENCIES

THE LOEWEN GROUP INC. ET AL. V. THE UNITED STATES OF AMERICA

    In October 1998 prior to reorganization proceedings, The Loewen Group Inc., which was the Company's predecessor, and Raymond L. Loewen, the then-Chairman and Chief Executive Officer of The Loewen Group Inc., filed a claim against the United States government for damages under the arbitration provisions of the North American Free Trade Agreement ("NAFTA"). The claimants contend that they were damaged as a result of breaches by the United States of its obligations under NAFTA in connection with certain litigation in the State of Mississippi entitled O'KEEFE VS. THE LOEWEN GROUP INC. Specifically, the plaintiffs allege that they were subjected to discrimination, a denial of justice, a denial of the fair and equitable treatment and full protection and security guaranteed by NAFTA and an uncompensated expropriation, all in violation of NAFTA. The NAFTA claims are currently the subject of a pending proceeding before an arbitration panel (the "Arbitration Tribunal") appointed pursuant to the rules of the

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 7.  LEGAL CONTINGENCIES (CONTINUED)
International Centre for Settlement of Investment Disputes. In January 2001, the Arbitration Tribunal issued a ruling rejecting certain of the U.S. government's jurisdictional challenges and scheduled a hearing on the merits of the NAFTA claims, held on October 15-19, 2001. A motion relating to the jurisdiction of this matter was heard on June 5, 2002. The matter is now pending before the Arbitration Tribunal.

    Pursuant to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., its Parent Corporation and certain of their Debtor Subsidiaries, as modified (the "Plan"), The Loewen Group Inc., through a series of transactions, transferred to the Company all of its assets, excluding legal title to the NAFTA claims, and transferred to the Company the right to any and all proceeds from the NAFTA claims. In addition, pursuant to the Plan, an undivided 25% interest in the proceeds, if any, of the NAFTA claims as such proceeds may be adjusted as a result of the arbitration contemplated by the letter agreement between The Loewen Group Inc. and Raymond L. Loewen, dated
May 27, 1999 (the "NAFTA Arbitration Agreement"), less (a) any amounts payable under paragraph 3 of the NAFTA Arbitration Agreement and (b) any amounts payable pursuant to the contingency fee letter agreement between Jones, Day, Reavis & Pogue and The Loewen Group Inc., dated July 25, 2000, was transferred to a liquidating trust for the benefit of creditors of The Loewen Group Inc. Although the Company believes that these actions should not affect the NAFTA claims, the government of the United States, respondent in the NAFTA proceeding, has asserted that these actions have divested the Arbitration Tribunal of jurisdiction over some or all of the claims. The Company does not believe that it is possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of the damages, if any, that may be awarded, or the proceeds, if any, that may be received in respect of the NAFTA claims.

OTHER

    The Company is a party to legal proceedings in the ordinary course of its business, but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or liquidity.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 8.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to the statements of cash flows consist of the following:

                                                           12 WEEKS     12 WEEKS
                                                            ENDED        ENDED
                                                          MARCH 22,    MARCH 23,
                                                             2003         2002
                                                          ----------   ----------
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade...............................................   $  1,105     $  2,570
    Other...............................................     12,396        4,192
  Inventories...........................................        261        3,238
  Prepaid expenses......................................     (1,738)      (3,500)
  Pre-need funeral contracts............................      1,605       (2,387)
  Pre-need cemetery contracts...........................      5,285          648
  Cemetery property.....................................     (1,097)      (1,505)
  Other assets..........................................       (622)      (2,364)

Increase (decrease) in liabilities:
  Accounts payable and accrued liabilities..............    (22,211)     (12,552)
  Deferred pre-need funeral contract revenue............      2,582         (376)
  Deferred pre-need cemetery contract revenue...........       (705)       5,964
  Other liabilities.....................................        608       (1,855)
  Insurance policy liabilities..........................       (415)      (1,963)
  Other changes in non-cash balances....................       (668)        (474)
                                                           --------     --------
                                                           $ (3,614)    $(10,364)
                                                           ========     ========
Supplemental information:
  Interest paid.........................................   $ 22,637     $ 13,121
  Income taxes paid, net of refunds.....................        933        2,820
  Bad debt expense......................................      1,513        1,746

  Non-cash investing and financing activities:
    Stock issued in connection with the settlement of
      certain unsecured claims..........................        107           --
    Stock issued in connection with key employee
      retention plan....................................         --          262
    Stock issued as compensation in lieu of cash........         19           --
    Capital leases entered into.........................         20          229

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 9.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts is as follows:

                                                        MARCH 22,    DECEMBER 28,
                                                          2003           2002
                                                       -----------   -------------
                                                       (UNAUDITED)
Receivables, net of allowances:
  Customer receivables...............................   $ 63,474       $ 62,377
  Allowance for doubtful accounts....................    (12,028)        (9,961)
  Other..............................................      1,179         13,580
                                                        --------       --------
                                                        $ 52,625       $ 65,996
                                                        ========       ========
Cemetery property:
  Developed land and lawn crypts.....................   $ 45,116       $ 45,162
  Undeveloped land...................................     31,522         31,795
  Mausoleums.........................................     72,786         73,254
                                                        --------       --------
                                                        $149,424       $150,211
                                                        ========       ========
Property and equipment:
  Land...............................................   $195,452       $195,575
  Buildings and improvements.........................    384,031        382,979
  Automobiles........................................     16,971         16,451
  Furniture, fixtures and equipment..................     44,673         43,700
  Computer hardware and software.....................     12,176         11,472
  Accumulated depreciation and amortization..........    (37,398)       (29,962)
                                                        --------       --------
                                                        $615,905       $620,215
                                                        ========       ========
Other assets:
  Intangible assets..................................   $ 30,160       $ 29,922
  Notes receivable...................................      3,769          3,767
  Other..............................................      1,227         10,269
                                                        --------       --------
                                                        $ 35,156       $ 43,958
                                                        ========       ========
Accounts payable and accrued liabilities:
  Trade payables.....................................   $ 17,528       $ 24,280
  Interest...........................................     11,733         15,597
  Accrued liabilities................................     35,700         38,560
  Accrued insurance..................................     15,420         13,635
  Accrued taxes......................................     24,585         33,595
  Reorganization costs...............................     22,844         26,289
  Other..............................................     14,691         11,839
                                                        --------       --------
                                                        $142,501       $163,795
                                                        ========       ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 9.  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

                                                        MARCH 22,    DECEMBER 28,
                                                          2003           2002
                                                       -----------   -------------
                                                       (UNAUDITED)
Other liabilities:
  Perpetual care liability...........................   $ 12,758       $ 13,085
  Notes payable......................................      6,855          6,921
  Other..............................................      5,345          4,354
                                                        --------       --------
                                                        $ 24,958       $ 24,360
                                                        ========       ========
Reorganization costs activity:
  Beginning balance..................................   $ 26,289       $ 57,104
  Additions or adjustments...........................         --          7,594
  Payments...........................................     (3,445)       (38,409)
                                                        --------       --------
  Ending balance.....................................   $ 22,844       $ 26,289
                                                        ========       ========

NOTE 10.  SEGMENT REPORTING

    The Company's reportable segments are comprised of the three businesses it operates, each of which offers different products and services: funeral homes, cemeteries and insurance. There has been no change in the basis of this segmentation, accounting policies of the segments, or the basis of measurement of segment profit or loss from that disclosed in the Company's Annual Report on Form 10-K for the 52 weeks ended December 28, 2002, as filed with the SEC.

    The Company sells primarily to external customers, though any intersegment sales or transfers occur at market price. The Company evaluates performance based on income from operations of the respective businesses.

                                          FUNERAL     CEMETERY   INSURANCE    OTHER     CONSOLIDATED
                                         ----------   --------   ---------   --------   ------------
Revenue earned from external sales:
  12 weeks ended March 22, 2003........  $  130,972   $ 39,678   $ 27,022    $     --    $  197,672
  12 weeks ended March 23, 2002........     131,859     39,244     28,538          --       199,641

Earnings (loss) from operations:
  12 weeks ended March 22, 2003........  $   27,726   $ (5,786)  $  3,101    $ (7,223)   $   17,818
  12 weeks ended March 23, 2002........      34,018      3,321      5,224     (11,320)       31,243

Depreciation and amortization:
  12 weeks ended March 22, 2003........  $    6,211   $  3,109   $     21    $    476    $    9,817
  12 weeks ended March 23, 2002........       6,379      3,207         --         445        10,031

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 10.  SEGMENT REPORTING (CONTINUED)

                                          FUNERAL     CEMETERY   INSURANCE    OTHER     CONSOLIDATED
                                         ----------   --------   ---------   --------   ------------
Total assets:
  March 22, 2003 (unaudited)...........  $1,871,032   $748,144   $453,119    $ 86,434    $3,158,729
  December 28, 2002....................   1,877,336    769,659    442,617      80,437     3,170,049

Goodwill:
  March 22, 2003 (unaudited)...........  $  335,825   $     --   $     --    $     --    $  335,825
  December 28, 2002....................     335,779         --         --          --       335,779

    The following table reconciles earnings from operations of reportable segments to total earnings from operations and identifies the components of "Other" segment earnings from operations:

                                                       12 WEEKS        12 WEEKS
                                                        ENDED         ENDED MARCH
                                                    MARCH 22, 2003     23, 2002
                                                   ----------------   -----------
Earnings from operations of funeral, cemetery and
  insurance segments.............................      $ 25,041        $ 42,563
Other expenses of operations:
  General and administrative expenses............        (7,223)        (11,320)
                                                       --------        --------
Total earnings from operations...................      $ 17,818        $ 31,243
                                                       ========        ========

NOTE 11.  EARNINGS PER SHARE

    The basic and diluted earnings per share computations for net income were as follows:

                                                       12 WEEKS           12 WEEKS
                                                        ENDED              ENDED
                                                    MARCH 22, 2003     MARCH 23, 2002
                                                   ----------------   ----------------
Income (numerator):
Net income attributable to Common stockholders...      $ 6,700            $ 7,111
                                                       =======            =======
Shares (denominator):
  Basic and diluted weighted average number of
    shares of Common stock outstanding
    (thousands)..................................       39,955             39,887
                                                       =======            =======

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

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 12.  SUBSEQUENT EVENTS

(a) On April 1, 2003, the Company repaid the outstanding principal amount of $52,642,000, plus accrued interest, under, and terminated, the Rose Hills' bank credit agreement. The Company drew $30,000,000 of the Rose Hills Special Advance from the Credit Facility on April 1, 2003, for the purpose of repaying the Rose Hills bank credit agreement. On April 8, 2003, the Company repaid $10,000,000 of the Rose Hills Special Advance and on
    April 28, 2003, repaid the remaining balance of $20,000,000.

(b) The Company's effective tax rate for the 12 weeks ended March 22, 2003, varied from the statutory tax rate, primarily because the Company received notification in April 2003, that the Congressional Joint Committee on Taxation ("Joint Committee") completed its consideration of the conclusions reached by the Internal Revenue Service in connection with the audit of the predecessor's 1993 through 1998 federal income tax returns and that the Joint Committee took no exception to those conclusions. Accordingly, the Company recognized a tax benefit of $9,675,000 for the 12 weeks ended
    March 22, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Alderwoods Group, Inc. (the "Company" or "Alderwoods Group") is the second largest operator of funeral homes and cemeteries in North America. As of March 22, 2003, the Company operated 759 funeral homes, 185 cemeteries and 62 combination funeral homes and cemeteries throughout North America and 39 funeral homes in the United Kingdom. The Company provides funeral and cemetery services and products on both an at-need (time of death) and pre-need basis. In support of its pre-need business, the Company operates insurance subsidiaries that provide customers with a funding mechanism for the pre-arrangement of funerals.

CRITICAL ACCOUNTING POLICIES

    Accounting policies that the Company believes are both most important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgements are described under Item 7. "-- Management's Discussion and Analysis of Financial Condition and Results of Operations" in Alderwoods Group's Annual Report on Form 10-K for the 52 weeks ended December 28, 2002, as filed with the U.S. Securities and Exchange Commission ("SEC").

BASIS OF PRESENTATION

    The Company's accounting information contained in this Quarterly Report on Form 10-Q is presented on the basis of United States generally accepted accounting principles ("GAAP"). This discussion and analysis of financial condition and results of operations of the Company are based upon and should be read in conjunction with the Company's interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q (including the notes thereto).

RESULTS OF OPERATIONS

    Detailed below are the operating results of the Company for the 12 weeks ended March 22, 2003, and March 23, 2002. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of revenue, except for income taxes, which are presented as a percentage of earnings before income taxes.

    The operations of the Company comprise three businesses: funeral homes, cemeteries and insurance. Additional segment information is provided in Note 10 of the Company's interim consolidated financial statements.

                                      12 WEEKS ENDED    12 WEEKS ENDED    12 WEEKS ENDED    12 WEEKS ENDED
                                      MARCH 22, 2003    MARCH 22, 2003    MARCH 23, 2002    MARCH 23, 2002
                                      ---------------   ---------------   ---------------   ---------------
                                       (IN MILLIONS)     (PERCENTAGES)     (IN MILLIONS)     (PERCENTAGES)
Revenue
  Funeral...........................      $131.0               66.3           $131.9               66.0
  Cemetery..........................        39.7               20.1             39.2               19.7
  Insurance.........................        27.0               13.6             28.5               14.3
                                          ------              -----           ------              -----
    Total...........................      $197.7              100.0           $199.6              100.0
                                          ------              -----           ------              -----
Gross margin
  Funeral...........................      $ 29.1               22.2           $ 35.4               26.8
  Cemetery..........................         2.3                5.9              3.3                8.5
  Insurance.........................         3.1               11.5              3.8               13.5
                                          ------                              ------
    Total...........................        34.5               17.5             42.5               21.3
                                          ------                              ------
Expenses
  General and administrative........         7.2                3.7             11.3                5.7
  Provision for asset impairment....         9.5                4.8               --                 --
                                          ------                              ------
Earnings from operations............        17.8                9.0             31.2               15.6
Interest on long-term debt..........        18.9                9.6             20.9               10.5
Loss (gain) on disposal of
  subsidiaries and other expenses
  (income)..........................         0.3                0.1             (0.5)              (0.3)
                                          ------                              ------
Earnings (loss) before income
  taxes.............................        (1.4)              (0.7)            10.8                5.4
Income taxes........................        (8.1)               n/a              3.7               34.4
                                          ------                              ------
Net income..........................      $  6.7                3.4           $  7.1                3.6
                                          ======                              ======

    Other information for the 12 weeks ended March 22, 2003, and March 22, 2002, is summarized in the following table.

                                             12 WEEKS ENDED    12 WEEKS ENDED
                                             MARCH 22, 2003    MARCH 23, 2002      INCREASE (DECREASE)
                                             ---------------   ---------------   ------------------------
                                                                                 (AMOUNT)   (PERCENTAGES)
FUNERAL -- OTHER INFORMATION
Number of funeral services performed:
  Total....................................      34,791            36,337         (1,546)        (4.3)
  Same Site................................      34,537            35,493           (956)        (2.6)

Average revenue per funeral service:
  Total....................................      $3,765            $3,629        $   136          3.7
  Same Site................................      $3,777            $3,647        $   130          3.6

Pre-need funeral contracts written (in
  millions)................................      $ 40.6            $ 38.7        $   1.9          4.9

Pre-need funeral conversion
  (percentages)............................          25                28             (3)       (10.7)

Funeral backlog (in millions)..............      $1,166            $1,142        $    24          2.1

CEMETERY -- OTHER INFORMATION
Pre-need cemetery contracts written (in
  millions)................................      $ 18.2            $ 19.0        $  (0.8)        (4.2)

Cemetery backlog (in millions).............      $336.2            $343.3        $  (7.1)        (2.1)

12 WEEKS ENDED MARCH 22, 2003 COMPARED TO 12 WEEKS ENDED MARCH 23, 2002

    Consolidated revenue for the Company of $197.7 million for the 12 weeks ended March 22, 2003, decreased slightly by $1.9 million, or 1.0%, compared to $199.6 million for the corresponding period in 2002, primarily as a result of a reduction of $2.6 million related to 64 funeral and 31 cemetery locations sold or closed since January 1, 2002, and a $1.5 million decrease in insurance revenue, partially offset by an increase of $2.2 million from locations in operation for all of the current fiscal year and corresponding prior year period ("Same Site"). Consolidated gross margin for the 12 weeks ended March 22, 2003, was $34.5 million, a decline of $8.0 million, or 18.8%, from $42.5 million for the corresponding period in 2002. As a percentage of consolidated revenue, consolidated gross margin of the Company similarly declined from 21.3% to 17.5%. The percentage decrease in consolidated gross margin is primarily attributed to increases in Same Site funeral and cemetery costs.

    Funeral revenue for the Company of $131.0 million for the 12 weeks ended March 22, 2003, decreased slightly by $0.9 million, or 0.7%, compared to $131.9 million for the corresponding period in 2002. The increase in Same Site funeral revenue of $1.0 million, or 0.8%, was offset by a decrease of $1.9 million of funeral revenue related to the 64 funeral locations sold or closed since January 1, 2002. The increase of $130, or 3.6%, in Same Site average revenue per funeral service performed, partially offset by a decrease of 956, or 2.6%, of the number of Same Site funeral services performed, contributed to the increase in Same Site funeral revenue.

    Funeral costs for the 12 weeks ended March 22, 2003, increased by $5.4 million for the 12 weeks ended March 22, 2003, compared to the corresponding period in 2002, primarily as a result of an increase of $8.1 million for Same Site funeral costs, which was offset by a reduction of $2.7 million related to the 64 funeral locations sold or closed since
January 1, 2002. The increase in Same Site funeral costs was primarily due to higher insurance and benefit costs and earlier payment of property taxes during the 12 weeks ended March 22, 2003, than in the corresponding period in 2002.

    Funeral gross margin as a percentage of revenue declined to 22.2% for the 12 weeks ended March 22, 2003, compared to 26.8% for the corresponding period in 2002. Similarly, for Same Site funeral operations, funeral gross margin as a percentage of revenue declined to 22.2% for the 12 weeks ended March 22, 2003, compared to 27.8% for the corresponding period in 2002, primarily due to the increase in funeral Same Site costs discussed above.

    Pre-need funeral contracts written by the Company for the 12 weeks ended March 22, 2003, were $40.6 million, compared to $38.7 million for the corresponding period in 2002. The increase in pre-need funeral contracts written of $1.9 million was primarily related to an increase of $2.1 million in Same Site funeral operations, due to the Company's continuing efforts to increase pre-need sales, offset by a decrease of $0.2 million related to the 64 funeral locations sold or closed since January 1, 2002. For the 12 weeks ended
March 22, 2003, 25% of funeral volume was derived from backlog, compared to 28% from the corresponding period in 2002.

    Cemetery revenue for the Company of $39.7 million for the 12 weeks ended March 22, 2003, was $0.5 million, or 1.1%, higher than cemetery revenue for the corresponding period in 2002, primarily due to an increase of $1.2 million of revenue from Same Site cemetery operations, partially offset by a decrease of $0.7 million related to the 31 cemetery locations sold or closed since
January 1, 2002. The increase in Same Site cemetery revenue was primarily due to higher at-need and pre-need revenue, partially offset by lower finance income from customer pre-need receivables.

    Cemetery costs for the 12 weeks ended March 22, 2003, increased by $1.4 million, or 4.0%, for the 12 weeks ended March 22, 2003, compared to the corresponding period in 2002, primarily as a result of an increase of $2.5 million for Same Site cemetery costs, which was partially offset by a reduction of $1.1 million related to the 31 cemetery locations sold or closed since January 1, 2002. Higher Same Site costs were primarily due to higher insurance and benefit costs, utilities, and maintenance costs.

    Cemetery gross margin as a percentage of revenue declined to 5.9% for the 12 weeks ended March 22, 2003, compared to 8.5% for the corresponding period in 2002, primarily due to the increase in cemetery Same Site costs discussed above.

    Pre-need cemetery contracts written by the Company during the 12 weeks ended March 22, 2003, were $18.2 million, $0.8 million lower than the corresponding period in 2002. Although Same Site cemetery pre-need contracts written increased by $4.2 million, this amount was more than offset by a decrease of $5.0 million related to the 31 cemetery locations sold since January 1, 2002. For the 12 weeks ended March 22, 2003, 80% of interments were at-need and 20% were pre-need fulfillments.

    Insurance revenue for the Company for the 12 weeks ended March 22, 2003, decreased $1.5 million, or 5.3%, compared to the corresponding period in 2002, primarily due to lower premiums and investment income. Insurance costs decreased by $0.8 million for the 12 weeks ended March 22, 2003, compared to the corresponding period in 2002. The decrease in insurance policy benefit reserve change and commission costs was offset by increases in benefit claims and other net operating costs. As a result of lower revenue, overall insurance gross margin for the Company for the 12 weeks ended March 22, 2003, decreased to 11.5%, compared to 13.5% for the corresponding period in 2002.

    General and administrative expenses for the Company for the 12 weeks ended March 22, 2003, were $7.2 million, or 3.7% of consolidated revenue, substantially lower than the $11.3 million, or 5.7% of consolidated revenue for the comparable period in 2002. General and administrative expenses were reduced primarily by a $5.0 million decrease in accrued legal expenses as a result of a legal claim settlement.

    During the 12 weeks ended March 22, 2003, the Company identified four additional funeral homes and 15 additional cemeteries, as held for sale, but not sold as at March 22, 2003, as they do not meet the Company's future geographic and strategic objectives. The carrying amount of these four funeral homes and 15 cemeteries was approximately $15.2 million, and the fair market value, less estimated costs to sell, was $7.0 million. The fair market value was determined by specific offer or bid, or an estimate based on comparable recent sales transactions. As a result, a pre-tax long-lived asset impairment provision of $8.2 million was recorded during the 12 weeks ended March 22, 2003. In addition, during the 12 weeks ended March 22, 2003, an additional pre-tax long-lived asset impairment provision of $1.3 million was recorded for funeral homes and cemeteries previously identified as held for sale. This additional impairment provision resulted from changes in previously estimated proceeds, net asset values and closing costs.

    Interest expense for the Company on long-term debt for the 12 weeks ended March 22, 2003, was $18.9 million, a decrease of $2.0 million compared to the comparable period in 2002, primarily reflecting the effect of debt repayments made by the Company during the 52 weeks ended December 28, 2002, and during the 12 weeks ended March 22, 2003.

    Income tax benefit for the 12 weeks ended March 22, 2003, was $8.1 million compared to $3.7 million of income tax for the comparable period in 2002. The Company's effective tax rate for the 12 weeks ended March 22, 2003, varied from the statutory tax rate, primarily because the Company received notification in April 2003, that the Congressional Joint Committee on Taxation ("Joint Committee") completed its consideration of the conclusions reached by the Internal Revenue Service in connection with the audit of the predecessor's 1993 through 1998 federal income tax returns, and that the Joint Committee took no exception to those conclusions. Accordingly, the Company recognized a $9.7 million tax benefit for the 12 weeks ended March 22, 2003, and expects to receive the tax refund during the second quarter of 2003. Future income and losses may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at March 22, 2003. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease reflecting realization of the benefits of tax assets that had a corresponding valuation allowance established on January 2, 2002, would be treated as a reduction of goodwill established on January 2, 2002, with any excess over the value assigned to such goodwill recognized as a capital transaction.

    The Company's increase in cash and cash equivalents of $12.1 million from December 28, 2002, to March 22, 2003, is primarily due to operating cash flow of $28.9 million for the 12 weeks ended March 22, 2003, partially offset by $11.5 million of debt repayments, including the $10.0 million mandatory redemption of the 11% Senior secured notes, due in 2007, made in January 2003. In addition, the Company had net proceeds on asset sales of $3.6 million, purchases of property and equipment of $3.8 million and net insurance asset purchases of $5.1 million.

    At December 31, 2001, the Company had accrued $57.1 million of reorganization costs related to costs incurred during the predecessor company's reorganization, as well as costs incurred in connection with the actual emergence and various activities related thereto. Of this amount, the Company has paid or adjusted accruals of $34.3 million. Although the Company expected to pay the $57.1 million during 2002, delays experienced in the completion of the reorganization process has resulted in a remaining balance of $22.8 million at March 22, 2003. Though emergence occurred on January 2, 2002, it is the Company's continuing responsibility to resolve allowed amounts for unresolved claims. The unresolved claims relate to the allocation of payments approved by the United States Bankruptcy Court for the District of Delaware and do not impact the Company's obligations under the settlement process. Although actual payments were set aside at emergence, the continuing costs, primarily legal fees, legal reorganization costs and adversary proceeding costs, continue to be incurred to complete the remaining reorganization procedures. The Company expects to pay the remainder during fiscal year 2003. A reconciliation of changes in the reorganization accrual is included in Note 9 to the interim consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

INTRODUCTION

    For information regarding debt securities, see Item 7. "-- Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the 52 weeks ended December 28, 2002, as filed with the SEC. There have been no material changes to the disclosure on debt securities made in such Form 10-K, except as described below.

    As of March 22, 2003, the Company's borrowing base was approximately
$69.0 million under its primary credit facility (the "Credit Facility"), less approximately $12.8 million in outstanding letters of credit. On April 1, 2003, the Company drew $30.0 million from the Credit Facility to repay the amount outstanding under and terminate the bank credit agreement of its subsidiary, Rose Hills Company. On April 8, 2003, the Company repaid $10.0 million of the Credit Facility and on April 28, 2003, repaid the remaining balance of $20.0 million.

    The Credit Facility, 11% Senior secured notes due in 2007 (the "Five-Year Secured Notes"), 12.25% Senior unsecured notes due in 2009 (the "Seven-Year Unsecured Notes") and 12.25% Convertible subordinated notes due in 2012 (the "Convertible Subordinated Notes"), are guaranteed by substantially all of the Company's wholly-owned U.S. subsidiaries, other than the Company's insurance subsidiaries and certain other excluded subsidiaries. Alderwoods Group, Inc., the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several.

    On January 2, 2003, the Company completed a mandatory redemption of $10.0 million in principal amount, plus accrued interest, of the Five-Year Secured Notes.

    Although the Company will continue to be substantially leveraged, the Company believes that the Credit Facility, together with existing cash and cash flow from operations, will be sufficient to meet the

Company's anticipated capital expenditures and working capital requirements through at least January 3, 2004, including payment obligations under the indebtedness described above.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following table details the Company's amounts of payments due under various contractual obligations with terms greater than one year as of March 22, 2003.

                                                                    PAYMENTS DUE BY PERIOD
                                                     ----------------------------------------------------
                                                     LESS THAN                                    AFTER
CONTRACTUAL OBLIGATIONS                    TOTAL      1 YEAR      1 - 3 YEARS     4 - 5 YEARS    5 YEARS
-----------------------                   --------   ---------   -------------   -------------   --------
                                                                  (IN THOUSANDS)
Long-term debt (a)......................  $712,321    $72,642       $150,000        $135,000     $354,679
Promissory notes and capitalized
  obligations (a) (b)...................    29,987     11,841         10,767           4,391        2,988
Operating leases (c)....................    60,185     12,625         19,955           8,684       18,921
                                          --------    -------       --------        --------     --------
Total contractual cash obligations......  $802,493    $97,108       $180,722        $148,075     $376,588
                                          ========    =======       ========        ========     ========

------------------------

(a) Long-term debt excludes unamortized premium and discount. Long-term debt and promissory notes and capitalized obligations are included in long-term debt in Note 5 to the Company's interim consolidated financial statements.

(b) Promissory notes and capitalized obligations include non-competition agreements and capitalized lease obligations.

(c) Operating leases are primarily for premises and automobiles, and expire over the next one to 23 years.

    In addition to the operating leases noted in the table above, as at March 22, 2003, the Company leased approximately 1,200 vehicles under a master operating lease agreement, which has a minimum lease term of 12 months. The Company's practice is to continue these leases on a month-to-month basis after the expiry of the minimum lease term. Lease payments for these vehicles are projected to be $8.0 million over the next 12 months.

    The following table details the Company's amounts of commercial commitments as of March 22, 2003.

                                                               AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                          ----------------------------------------------------
                                          TOTAL AMOUNTS   LESS THAN                                    AFTER
COMMERCIAL COMMITMENTS                      COMMITTED      1 YEAR      1 - 3 YEARS     4 - 5 YEARS    5 YEARS
----------------------                    -------------   ---------   -------------   -------------   --------
                                                                     (IN THOUSANDS)
Lines of credit (a).....................     $--            $--          $--              $--          $--
Standby letters of credit (b)...........      12,798        --            10,159           2,639        --
                                             -------        -----        -------          ------       -----
Total contractual cash obligations......     $12,798        $--          $10,159          $2,639       $--
                                             =======        =====        =======          ======       =====

------------------------

(a) Relates to the Company's Credit Facility, which has a borrowing base of $69.0 million at March 22, 2003, less outstanding letters of credit and a Rose Hills Company secured revolving credit facility of $10.0 million, described more fully in Note 5 to the interim consolidated financial statements. Except for outstanding letters of credit described in
    (b) below, there were no outstanding balances under the Credit Facility as of April 28, 2003. On November 14, 2002, the expiry date of the Credit Facility was extended to January 2, 2004, and on February 14, 2003, the expiry date was further extended to April 30, 2004. The Rose Hills Company secured revolving credit facility expired on April 1, 2003, and was not renewed.

(b) Standby letters of credit primarily relate to a court ordered legal claim, surety bonds for various pre-need sales trusting requirements and security for certain automobile operating leases and cash management services.

OTHER INFORMATION

    The Company's earnings before interest, taxes, depreciation and amortization, and provision for asset impairment ("EBITDA") for the 12 weeks ended March 22, 2003, and March 23, 2002, are presented in the table below and reconciled to the Company's earnings from operations. EBITDA is presented, because it is a widely accepted financial indicator of a company's ability to incur and service debt and it is the basis on which compliance with the financial covenants under the Company's debt agreements is determined. EBITDA is not a term that has specific meaning in accordance with GAAP and may be calculated differently by other companies. EBITDA should not be considered in isolation, as a substitute for earnings from operations or cash flow data calculated in accordance with GAAP, or as a measure of a company's profitability or liquidity.

                                                                12 WEEKS ENDED          12 WEEKS ENDED
                                                                MARCH 22, 2003          MARCH 23, 2002
                                                             ---------------------   ---------------------
                                                             (MILLIONS OF DOLLARS)   (MILLIONS OF DOLLARS)
EBITDA:
Earnings from operations...................................          $17.8                   $31.2
Depreciation and amortization..............................            9.8                    10.0
Provision for asset impairment.............................            9.5                      --
                                                                     -----                   -----
EBITDA.....................................................          $37.1                   $41.2
                                                                     =====                   =====

DISPOSITIONS

    During the 12 weeks ended March 22, 2003, the Company closed five funeral homes. At March 22, 2003, the Company had eight funeral homes and 20 cemeteries under signed agreements for sale, with net assets and expected proceeds of approximately $2.7 million.

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

    The Company's insurance subsidiaries are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company and its other subsidiaries. The cash flow from operations of the insurance subsidiaries for the 12 weeks ended March 22, 2003, was approximately $5.2 million.

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

RECENT ACCOUNTING STANDARDS

    See Note 2 to the Company's interim consolidated financial statements included in Item 1.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For information regarding the Company's exposure to certain market risks, see Item 7A
"-- Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the 52 weeks ended December 28, 2002, as filed with the SEC. As of March 22, 2003, there were no material changes in such matters disclosed in the Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

    The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

    Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    For information regarding the Company's legal proceedings, see Note 7 to the Company's interim consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, which Note 7 is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    In accordance with the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., its Parent Corporation and certain of their Debtor Subsidiaries, as modified (the "Plan"), the Company issued in respect of holders of certain unsecured claims 21,140 shares of Common Stock on January 31, 2003.

    Section 1145(a)(1) of Chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") exempts the offer and sale of securities under a plan of reorganization from registration under the Securities Act of 1933 (the "Securities Act") and state securities laws if three principal requirements are satisfied: (a) the securities must be offered and sold under a plan of reorganization and must be securities of the debtor, an affiliate participating in a joint plan with the debtor or a successor to the debtor under the plan;
(b) the recipients of the securities must hold a pre-petition or administrative expense claim against the debtor or an interest in the debtor; and (c) the securities must be issued entirely in exchange for the recipient's claim against or interest in the debtor, or principally in such exchange and partly for cash or property. Alderwoods Group believes that the offer and sale of the Common Stock under the Plan satisfies the requirements of section 1145(a)(1) of the Bankruptcy Code and, therefore, are exempt from registration under the Securities Act and state securities laws.

ITEM 5.  OTHER INFORMATION

    On May 1, 2003, John Lacey, Chairman of the Board, and Paul Houston, President and Chief Executive Officer, of the Company entered into Amended and Restated Employment Agreements, which extended the term of their employment with the Company to December 31, 2005.

                  FORWARD-LOOKING STATEMENTS AND RISK FACTORS

FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding the status and progress of the Company's operating activities, the plans and objectives of the Company's management, assumptions regarding the Company's future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities and Exchange Act of 1934. The words "believe," "may," "will," "estimate," "continues," "anticipate," "intend," "expect" and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including the following: uncertainties associated with future revenue and revenue growth; the impact of the Company's significant leverage on its operating plans; the ability of the Company to service its debt; outcomes in pending legal and tax claims; the Company's ability to attract, train and retain an adequate number of sales people; the impact of changes to federal, state and local laws and regulations affecting revenues from trust funds; uncertainties associated with the volume and timing of pre-need sales of funeral and cemetery services and products; variances in death rates; variances in the use of cremation; the impact of environmental laws; future tax rates; and various other uncertainties associated with the funeral service industry and the

Company's operations in particular which are referred to in the Company's periodic reports filed with the SEC. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

THE COMPANY HAS SUBSTANTIAL DEBT

    1. SUBSTANTIAL LEVERAGE WILL CONTINUE. The Company's total carrying value of long-term indebtedness (including the current portion thereof) is $748.2 million as of March 22, 2003. While the Company believes that future operating cash flow, together with financing arrangements, will be sufficient to finance operating requirements under the Company's business plan, the Company's leverage and debt service requirements could make it more vulnerable to economic downturns in the markets the Company intends to serve or in the economy generally. The Company's indebtedness could restrict its ability to obtain additional financing in the future and, because the Company may be more leveraged than certain of its competitors, could place the Company at a competitive disadvantage.

    2. DEBT INSTRUMENTS CONTAIN RESTRICTIVE COVENANTS THAT MAY LIMIT LIQUIDITY AND CORPORATE ACTIVITIES. The Credit Facility and the indentures governing the Five-Year Secured Notes, the Seven-Year Unsecured Notes, the Convertible Subordinated Notes and the 9.5% Senior subordinated notes due in 2004 contain covenants that impose operating and financial restrictions on the Company. For example, these covenants restrict the ability of Alderwoods Group, and most of its subsidiaries, to incur additional indebtedness, prepay indebtedness, allow liens on assets, sell stock or other assets without using proceeds thereof to reduce the indebtedness of the Company, engage in mergers or acquisitions, make investments or pay dividends or distributions (other than to Alderwoods Group or certain of its subsidiaries). These covenants could prohibit the Company from making acquisitions and adversely affect the Company's ability to finance future operations by limiting the incurrence of additional indebtedness or requiring equity issuance proceeds to be applied to reduce indebtedness. In addition, the Company is required to achieve specified earnings to fixed charges ratios and specified levels of tangible net worth. Adverse operating results could cause the Company to be unable to achieve these financial ratios and tests, in which event, unless the Company were able to obtain appropriate waivers with respect to non-compliance, certain of the Company's long-term debt would be in default and the holders thereof could accelerate the maturities of such debt.

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

    3. OUTCOME OF THE NORTH AMERICAN FREE TRADE AGREEMENT ("NAFTA") CLAIMS IS IMPOSSIBLE TO PREDICT. In October 1998, prior to reorganization proceedings, The Loewen Group Inc. (the "Predecessor") filed an arbitration matter ICSID Case No. ARB(AF)/98/3 (the "NAFTA Claims") against the government of the United States seeking damages under the arbitration provisions of NAFTA. Pursuant to the Plan, the Predecessor, through a series of transactions, transferred to the Company all of its assets, excluding legal title to the NAFTA Claims, and transferred to the Company the right to any and all proceeds from the NAFTA Claims. In addition, pursuant to the Plan, an undivided 25% interest in the proceeds, if any, of the NAFTA Claims as such proceeds may be adjusted as a result of the arbitration contemplated by the letter agreement between the Predecessor and Raymond L. Loewen, dated May 27, 1999 (the "NAFTA Arbitration Agreement"), less (a) any amounts payable under paragraph 3 of the NAFTA Arbitration Agreement and (b) any amounts payable pursuant to the contingency fee letter agreement between Jones, Day, Reavis & Pogue and the Predecessor, dated July 25, 2000, was transferred to a liquidating trust. Although the Company believes that these actions should not affect the NAFTA Claims, the government of the United States, respondent in the NAFTA proceeding, has asserted that these actions have divested the Arbitration Tribunal of jurisdiction over some or all of the claims. The Company does not believe that it is possible at this time to predict the final outcome of this proceeding or to establish a reasonable estimate of the damages, if any, that may be awarded, or the proceeds, if any, that may be received in respect of the NAFTA Claims.

                WEB SITE ACCESS TO PERIODIC AND CURRENT REPORTS

    The Company makes its periodic and current reports available, free of charge, through its web site at http://www.alderwoods.com as soon as reasonably practicable after such material is electronically filed with, or is furnished to, the SEC.

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

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
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

  10.14 Amendment No. 4 and Limited Waiver to Financing Agreement dated as of February 28, 2002 among Alderwoods
                        Group, Inc., CIT Group/Business Credit, Inc. and various subsidiaries of Alderwoods Group, Inc. (incorporated by reference to Exhibit 10.12 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 28, 2002)

  10.15                 Amendment No. 5 to Financing Agreement dated as of
                        November 14, 2002 among Alderwoods Group, Inc., CIT
                        Group/Business Credit, Inc. and various subsidiaries
                        of Alderwoods Group, Inc. (incorporated by reference to
                        Exhibit 10.15 to the Form 10-K of Alderwoods Group, Inc. SEC
                        File No. 000-33277, filed March 26, 2003)

  10.16 Amendment No. 7 and Limited Consent to Financing Agreement dated as of February 14, 2003 among Alderwoods
                        Group, Inc., CIT Group/Business Credit, Inc. and various subsidiaries of Alderwoods Group, Inc. (incorporated by reference to Exhibit 10.16 to the Form 10-K of Alderwoods
                        Group, Inc. SEC File No. 000-33277, filed March 26, 2003)

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

 *10.21                 The Loewen Group Inc. Confirmation Incentive Plan
                        (incorporated by reference to Exhibit 10.5.5 to the Form 10-K of The Loewen Group Inc., SEC File No. 1-12163, filed March 16, 2000)

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
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

 *10.28                 Amendment to Employment Agreement dated as of
                        December 15, 2002, by and between Alderwoods Group, Inc. and
                        Kenneth A. Sloan (incorporated by reference to
                        Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc. SEC
                        File No. 000-33277, filed March 26, 2003)

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

 *10.35                 Employment Agreement dated January 23, 2003, by and between
                        Alderwoods Group, Inc. and Richard J. Scully.**

 *10.36                 Alderwoods Group, Inc. 2002 Equity Incentive Plan
                        (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed March 28, 2002)

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
 *10.37                 Director Compensation Plan (incorporated by reference to
                        Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc.,
                        SEC File No. 000-33277, filed March 28, 2002)

**99.1                  Certifications of Chief Executive Officer and Chief
                        Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------

*   Indicates management contract or compensatory plan or arrangement.

**  Filed herewith.

(B) REPORTS ON FORM 8-K

    The following Current Report on Form 8-K was filed by Alderwoods Group during the 12 weeks ended March 22, 2003:

FILING DATE                ITEM NUMBER             DESCRIPTION
-----------                -----------             -----------
 March 26, 2003 (dated     Item 9.                 Certifications pursuant to Section 906 of the
  March 25, 2003)          Regulation FD           Sarbanes-Oxley Act of 2002 of Alderwoods
                           Disclosure              Group, Inc.'s Chief Executive Officer and
                                                   Chief Financial Officer in connection with
                                                   the filing of the Annual Report on Form 10-K
                                                   of Alderwoods Group, Inc. for the 52 weeks
                                                   ended December 28, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ALDERWOODS GROUP, INC.

                                                       By:             /s/ KENNETH A. SLOAN
                                                            -----------------------------------------
                                                                         Kenneth A. Sloan
                                                            EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                             OFFICER (PRINCIPAL FINANCIAL OFFICER AND
Dated: May 1, 2003                                                  CHIEF ACCOUNTING OFFICER)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                       By:             /s/ PAUL A. HOUSTON
                                                            -----------------------------------------
                                                                         Paul A. Houston
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                             DIRECTOR
Dated: May 1, 2003                                                (PRINCIPAL EXECUTIVE OFFICER)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                       By:             /s/ KENNETH A. SLOAN
                                                            -----------------------------------------
                                                                         Kenneth A. Sloan
                                                            EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                                             OFFICER
                                                                 (PRINCIPAL FINANCIAL OFFICER AND
Dated: May 1, 2003                                                  CHIEF ACCOUNTING OFFICER)

                                  EXHIBIT LIST

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
10.35                   Employment Agreement dated January 23, 2003, by and between
                        Alderwoods Group, Inc. and Richard J. Scully.

99.1                    Certifications of Chief Executive Officer and Chief
                        Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.