Form 10-Q
period 2003-06-14
ALDERWOODS GROUP INC
filed 2003-07-24
CIK 927914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the 12 weeks ended June 14, 2003

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

                            ------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    At July 12, 2003, there were 39,974,237 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ALDERWOODS GROUP, INC.

                                                                                                    PAGE
                                                                                                  --------
PART I.                 FINANCIAL INFORMATION

                        ITEM 1.    FINANCIAL STATEMENTS:

                                   CONSOLIDATED BALANCE SHEETS
                                     as of June 14, 2003 and December 28, 2002.................          1

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                     for the 12 and 24 Weeks Ended June 14, 2003 and June 15,
                                     2002......................................................          2

                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     for the 24 Weeks Ended June 14, 2003......................          3

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     for the 12 and 24 Weeks Ended June 14, 2003 and June 15,
                                     2002......................................................          4

                                   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS..........          5

                        ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                     AND RESULTS OF OPERATIONS.................................         22

                        ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                     MARKET RISK...............................................         33

                        ITEM 4.    CONTROLS AND PROCEDURES.....................................         33

PART II.                OTHER INFORMATION......................................................         34

                        ITEM 1.    LEGAL PROCEEDINGS...........................................         34

                        ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS...................         34

                        ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........         34

                        ITEM 5.    OTHER INFORMATION...........................................         34

                        ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K............................         39

SIGNATURES.....................................................................................         44

CERTIFICATIONS.................................................................................         45

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                       EXPRESSED IN THOUSANDS OF DOLLARS
                      EXCEPT NUMBER OF SHARES OUTSTANDING

                                                               JUNE 14,     DECEMBER 28,
                                                                 2003           2002
                                                              -----------   -------------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................  $   55,857     $   46,112
  Receivables, net of allowances............................      43,421         58,441
  Inventories...............................................      21,646         20,449
  Other.....................................................      25,061         22,068
  Assets held for sale......................................     384,830        405,136
                                                              ----------     ----------
                                                                 530,815        552,206
Pre-need funeral contracts..................................     979,619        986,520
Pre-need cemetery contracts.................................     375,822        389,452
Cemetery property...........................................     130,430        133,117
Property and equipment......................................     595,626        592,165
Insurance invested assets...................................     180,557        160,086
Deferred income tax assets..................................         534          3,371
Goodwill....................................................     327,022        326,947
Other assets................................................      24,697         26,185
                                                              ----------     ----------
                                                              $3,145,122     $3,170,049
                                                              ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities..................  $  144,734     $  155,324
  Current maturities of long-term debt......................      31,275         88,275
  Liabilities associated with assets held for sale..........     272,562        286,932
                                                              ----------     ----------
                                                                 448,571        530,531
Long-term debt..............................................     659,630        668,028
Deferred pre-need funeral contract revenue..................     980,381        981,703
Deferred pre-need cemetery contract revenue.................     300,270        286,940
Insurance policy liabilities................................     150,836        137,626
Deferred income tax liabilities.............................      24,999         23,413
Other liabilities...........................................      16,063         18,406
                                                              ----------     ----------
                                                               2,580,750      2,646,647
                                                              ----------     ----------
Stockholders' equity
  Common stock, $0.01 par value, 100,000,000 shares
    authorized, 39,973,185 issued and outstanding
    (December 28, 2002 -- 39,941,271).......................         400            399
  Capital in excess of par value............................     739,862        739,711
  Accumulated deficit.......................................    (220,171)      (233,744)
  Accumulated other comprehensive income....................      44,281         17,036
                                                              ----------     ----------
                                                                 564,372        523,402
                                                              ----------     ----------
                                                              $3,145,122     $3,170,049
                                                              ==========     ==========

COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 8)

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                       EXPRESSED IN THOUSANDS OF DOLLARS
           EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES OUTSTANDING

                                                      12 WEEKS ENDED          24 WEEKS ENDED
                                                   ---------------------   ---------------------
                                                   JUNE 14,    JUNE 15,    JUNE 14,    JUNE 15,
                                                     2003        2002        2003        2002
                                                   ---------   ---------   ---------   ---------
Revenue
  Funeral........................................  $115,804    $120,970    $241,957    $246,224
  Cemetery.......................................    43,352      34,597      79,178      69,591
  Insurance......................................    15,951      13,123      30,459      27,587
                                                   --------    --------    --------    --------
                                                    175,107     168,690     351,594     343,402
                                                   --------    --------    --------    --------
Costs and expenses
  Funeral........................................    90,726      87,530     187,917     178,156
  Cemetery.......................................    35,784      33,211      68,782      63,795
  Insurance......................................    15,437      13,313      29,356      27,230
                                                   --------    --------    --------    --------
                                                    141,947     134,054     286,055     269,181
                                                   --------    --------    --------    --------
                                                     33,160      34,636      65,539      74,221
General and administrative expenses..............    11,924      12,224      19,147      23,544
Provision for asset impairment...................     3,388          --       3,388          --
                                                   --------    --------    --------    --------
Earnings from operations.........................    17,848      22,412      43,004      50,677
Interest on long-term debt.......................    18,446      20,222      37,332      41,057
Other expense (income), net......................        13         322         (57)       (369)
                                                   --------    --------    --------    --------
Earnings (loss) before income taxes..............      (611)      1,868       5,729       9,989
Income taxes.....................................     1,226         230      (7,849)      2,953
                                                   --------    --------    --------    --------
Net income (loss) from continuing operations.....    (1,837)      1,638      13,578       7,036

Discontinued operations (Note 7)
  Income from discontinued operations............     9,434         761       1,694       3,487
  Income tax expense.............................       724         696       1,699       1,709
                                                   --------    --------    --------    --------
Income (loss) from discontinued operations.......     8,710          65          (5)      1,778
                                                   --------    --------    --------    --------

Net income.......................................  $  6,873    $  1,703    $ 13,573    $  8,814
                                                   ========    ========    ========    ========

Basic and diluted earnings (loss) per Common
  share:
Net income (loss) from continuing operations.....  $  (0.05)   $   0.04    $   0.34    $   0.18
Income (loss) from discontinued operations.......      0.22          --          --        0.04
                                                   --------    --------    --------    --------
Net income.......................................  $   0.17    $   0.04    $   0.34    $   0.22
                                                   ========    ========    ========    ========
Basic and diluted weighted average number of
  shares outstanding (thousands).................    39,971      39,900      39,963      39,893
                                                   ========    ========    ========    ========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

           EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT NUMBER OF SHARES

                                                                                   ACCUMULATED
                                            COMMON     CAPITAL IN                     OTHER
                                            STOCK      EXCESS OF    ACCUMULATED   COMPREHENSIVE
                               SHARES     PAR VALUE    PAR VALUE      DEFICIT        INCOME        TOTAL
                             ----------   ----------   ----------   -----------   -------------   --------
Balance at December 28,
  2002.....................  39,941,271      $399       $739,711     $(233,744)      $17,036      $523,402
Comprehensive income:
  Net income...............                                             13,573                      13,573
  Other comprehensive
    income:
    Foreign exchange
      adjustment...........                                                           12,594        12,594
    Unrealized holding
      gains on securities,
      net of income taxes
      of $7,888............                                                           15,241        15,241
        Less:
          reclassification
          adjustments for
          gains on
          securities
          included in
          net income.......                                                             (590)         (590)
                                                                                     -------      --------
        Total holding
          gains............                                                           14,651        14,651
                                                                                     -------      --------
Comprehensive income.......                                                                         40,818
Common stock issued:
  Stock issued in
    connection with the
    settlement of certain
    unsecured claims.......      21,140         1            106                                       107
  Stock issued as
    compensation in lieu of
    cash...................      10,774                       45                                        45
                             ----------      ----       --------     ---------       -------      --------
Balance at June 14, 2003...  39,973,185      $400       $739,862     $(220,171)      $44,281      $564,372
                             ==========      ====       ========     =========       =======      ========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                      12 WEEKS ENDED          24 WEEKS ENDED
                                                   ---------------------   ---------------------
                                                   JUNE 14,    JUNE 15,    JUNE 14,    JUNE 15,
                                                     2003        2002        2003        2002
                                                   ---------   ---------   ---------   ---------
CASH PROVIDED BY (APPLIED TO)
Operations
  Net income.....................................  $  6,873    $  1,703    $ 13,573    $   8,814
  (Income) loss from discontinued operations,
    net of tax...................................    (8,710)        (65)          5       (1,778)
  Items not affecting cash
    Depreciation and amortization................    10,299       8,221      19,388       17,330
    Insurance policy benefit reserves............     7,008       6,195      13,091       13,384
    Provision for asset impairment...............     3,388          --       3,388           --
    Loss (gain) on disposal of subsidiaries and
      investments................................        36         355         (82)         259
    Deferred income taxes........................      (330)       (241)       (330)        (265)
Other, including net changes in other non-cash
  balances.......................................    42,675      11,922      41,794       (2,948)
                                                   --------    --------    --------    ---------
Net cash provided by continuing operations.......    61,239      28,090      90,827       34,796
Net cash provided by discontinued operations.....    (2,105)     (5,324)     (2,778)       2,543
                                                   --------    --------    --------    ---------
                                                     59,134      22,766      88,049       37,339
                                                   --------    --------    --------    ---------
Investing
  Proceeds on disposition of assets and
    investments..................................       668         558       1,433        5,133
  Purchase of property and equipment and business
    acquisitions.................................    (3,864)     (3,057)     (7,106)      (5,392)
  Purchase of insurance invested assets..........   (17,514)    (60,767)    (32,429)     (60,767)
  Proceeds on disposition and maturities of
    insurance invested assets....................    11,161      49,870      21,407       49,870
                                                   --------    --------    --------    ---------
Net cash provided by continuing operations.......    (9,549)    (13,396)    (16,695)     (11,156)
Net cash provided by discontinued operations.....     3,131       6,197       4,938        5,178
                                                   --------    --------    --------    ---------
                                                     (6,418)     (7,199)    (11,757)      (5,978)
                                                   --------    --------    --------    ---------
Financing
  Increase in long-term debt.....................    29,949         488      30,508          529
  Repayment of long-term debt....................   (84,913)    (55,198)    (96,295)     (57,964)
                                                   --------    --------    --------    ---------
Net cash provided by continuing operations.......   (54,964)    (54,710)    (65,787)     (57,435)
Net cash provided by discontinued operations.....       (67)       (321)       (760)        (956)
                                                   --------    --------    --------    ---------
                                                    (55,031)    (55,031)    (66,547)     (58,391)
                                                   --------    --------    --------    ---------
Increase (decrease) in cash and cash
  equivalents....................................    (2,315)    (39,464)      9,745      (27,030)
Cash and cash equivalents, beginning of period...    58,172     113,995      46,112      101,561
                                                   --------    --------    --------    ---------
Cash and cash equivalents, end of period.........  $ 55,857    $ 74,531    $ 55,857    $  74,531
                                                   ========    ========    ========    =========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 1.  NATURE OF OPERATIONS

    Alderwoods Group, Inc., a Delaware corporation, together with its subsidiaries (collectively, the "Company") is the second-largest operator of funeral homes and cemeteries in North America. As at June 14, 2003, the Company operated 753 funeral homes and 167 cemeteries and 61 combination funeral homes and cemeteries throughout North America and 39 funeral homes in the United Kingdom.

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

    The interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results as of June 14, 2003 and for the 12 and 24 weeks ended June 14, 2003, and June 15, 2002. The interim consolidated financial statements have been prepared on a basis consistent with the accounting policies described in the Company's Annual Report on Form 10-K for the 52 weeks ended December 28, 2002, as filed with the U.S. Securities and Exchange Commission ("SEC") and should be read in conjunction therewith.

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

    The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Any compensation expense recorded is charged against operations over the service period, which generally matches the option vesting period. No stock-based employee compensation cost was recorded for the 12 or 24 weeks ended June 14, 2003, and June 15, 2002, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying Common stock on the grant date. During the 12 weeks ended June 14, 2003, the Company granted an additional 930,000 stock options, with a weighted average exercise price of $3.65, to certain employees and members of the Company's Board of Directors. The following table illustrates the effect on net income (loss) and net income (loss) per share, if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation using the Black-Scholes option pricing methodology.

                                                      12 WEEKS ENDED          24 WEEKS ENDED
                                                   ---------------------   ---------------------
                                                   JUNE 14,    JUNE 15,    JUNE 14,    JUNE 15,
                                                     2003        2002        2003        2002
                                                   ---------   ---------   ---------   ---------
Net income, as reported..........................   $6,873      $1,703      $13,573     $ 8,814
Total stock-based employee compensation expense
  determined under fair value-based method,
  net of tax.....................................     (668)       (907)      (1,279)     (2,003)
                                                    ------      ------      -------     -------
Pro forma net income.............................   $6,205      $  796      $12,294     $ 6,811
                                                    ======      ======      =======     =======
Net income (loss) per Common share:
  Basic and diluted, as reported.................   $ 0.17      $ 0.04      $  0.34     $  0.22
  Basic and diluted, pro forma...................   $ 0.16      $ 0.02      $  0.31     $  0.17

COMPARABILITY

    Certain comparative amounts have been reclassified to conform to the presentation adopted in the current period.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING STANDARDS

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company is in the process of determining the impact, if any, the adoption of FIN 46 will have on its accounting for its receivables from funeral and cemetery trusts, as well as other aspects of the business.

    In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS No. 149). FAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133 ("FAS No. 133"). FAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specifically noted in FAS No. 149.
FAS No. 149 should be applied prospectively. At this time, the adoption of FAS No. 149 is not expected to impact the Company's financial condition or results of operations.

    In May 2003, the FASB issued Statement of Financial Accounting Standards
No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS No. 150). FAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, were accounted for as equity. FAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments: (1) mandatorily redeemable shares, which the issuer is obligated to buy back in exchange for cash or other assets; (2) put options and forward purchase contracts that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; and,
(3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. Most of the guidance in FAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. At this time, the adoption of FAS No. 150 is not expected to impact the Company's financial condition or results of operations.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 3.  PRE-NEED FUNERAL ACTIVITIES

    The balance in pre-need funeral contracts represents customer receivables, amounts due from trust funds and third-party insurance companies related to unperformed, price-guaranteed, pre-need funeral contracts. The components of pre-need funeral contracts in the consolidated balance sheets are as follows:

                                                       JUNE 14,     DECEMBER 28,
                                                         2003           2002
                                                      -----------   -------------
                                                      (UNAUDITED)
Customer receivables................................  $   42,822     $   48,915
Amounts receivable from funeral trusts..............     365,300        365,059
Amounts receivable from third-party insurance
  companies.........................................     720,669        724,703
Allowance for contract cancellations and refunds....    (149,172)      (152,157)
Amounts receivable related to insurance policies in
  force with subsidiary insurance company...........     174,762        155,733
                                                      ----------     ----------
Total value of pre-need funeral contracts...........   1,154,381      1,142,253
  Less: amounts receivable related to insurance
    policies in force with subsidiary insurance
    company.........................................    (174,762)      (155,733)
                                                      ----------     ----------
Pre-need funeral contracts..........................  $  979,619     $  986,520
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

    The activities in deferred pre-need funeral contract revenue were as follows:

                                                        12 WEEKS     24 WEEKS
                                                         ENDED        ENDED
                                                        JUNE 14,     JUNE 14,
                                                          2003         2003
                                                       ----------   ----------
Deferred pre-need funeral contract revenue:
  Beginning balance..................................  $  989,642   $  981,703
  Sales, net of cancellations........................      16,057       34,821
  Maturities.........................................     (26,604)     (51,355)
  Net increase in insurance benefits from third party
    insurance companies and deferred earnings
    realized on funeral trust balances...............       5,314       13,357
  Change in cancellation reserve.....................      (2,312)      (1,128)
  Dispositions and other.............................      (1,716)       2,983
                                                       ----------   ----------
  Ending balance.....................................  $  980,381   $  980,381
                                                       ==========   ==========

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

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 4.  PRE-NEED CEMETERY ACTIVITIES

PRE-NEED CEMETERY CONTRACTS

    The balance in pre-need cemetery contracts represents customer receivables for cemetery interment rights, and cemetery merchandise and services, and amounts due from trust funds related to unfulfilled, price-guaranteed, pre-need cemetery contracts. The components of pre-need cemetery contracts in the consolidated balance sheets are as follows:

                                                        JUNE 14,     DECEMBER 28,
                                                          2003           2002
                                                       -----------   -------------
                                                       (UNAUDITED)
Customer receivables.................................    $ 92,963      $100,465
Unearned finance income..............................      (8,537)       (9,399)
Amounts receivable from cemetery trusts..............     315,417       322,269
Allowance for contract cancellations and refunds.....     (24,021)      (23,883)
                                                         --------      --------
                                                         $375,822      $389,452
                                                         ========      ========

    For pre-need cemetery contract sales, other than sales of pre-need cemetery interment rights, which are recognized in accordance with the retail land sales provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," an allowance for cancellations and refunds is provided at the date of sale based on management's best estimates and is offset by an allowance against deferred pre-need cemetery contract revenue. For sales of pre-need cemetery interment rights, an allowance is provided at the time of sale.

    The activities in deferred pre-need cemetery contract revenue were as follows:

                                                          12 WEEKS    24 WEEKS
                                                            ENDED       ENDED
                                                          JUNE 14,    JUNE 14,
                                                            2003        2003
                                                          ---------   ---------
Deferred pre-need cemetery contract revenue:
  Beginning balance.....................................  $285,855    $286,940
  Sales, net of cancellations...........................    22,119      38,454
  Dispositions and other................................    10,009      10,009
  Maturities............................................   (19,347)    (35,717)
  Earnings realized on amounts receivable from cemetery
    trusts and deferred.................................       (18)        118
  Change in cancellation reserve........................     1,652         466
                                                          --------    --------
  Ending balance........................................  $300,270    $300,270
                                                          ========    ========

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

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 4.  PRE-NEED CEMETERY ACTIVITIES (CONTINUED)
PERPETUAL CARE TRUSTS

    The perpetual care trust funds are not included in the Company's consolidated balance sheets, as the principal of these trusts cannot be withdrawn by the Company. The cost basis of the trust investments was $262,021,000 and $266,890,000, at June 14, 2003, and December 28, 2002,
respectively.

    Investment earnings of perpetual care trust funds are recognized in cemetery revenue when realized and are used to help defray the maintenance costs of cemeteries, which are expensed as incurred.

NOTE 5.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                   JUNE 14, 2003                          DECEMBER 28, 2002
                                       --------------------------------------   --------------------------------------
                                                    (UNAUDITED)
                                         PARENT                                   PARENT
                                        COMPANY                   ALDERWOODS     COMPANY                   ALDERWOODS
                                       ALDERWOODS   ROSE HILLS      GROUP       ALDERWOODS   ROSE HILLS      GROUP
                                         GROUP       COMPANY     CONSOLIDATED     GROUP       COMPANY     CONSOLIDATED
                                       ----------   ----------   ------------   ----------   ----------   ------------
    Credit facility (a)..............   $     --     $     --      $     --      $     --     $     --      $     --
    Bank credit agreement (a)(b).....         --           --            --            --       52,642        52,642
    11.00% Senior secured notes due
      in 2007 (c)....................    225,000           --       225,000       235,000           --       235,000
    9.50% Senior subordinated notes
      due in 2004 (d)................         --       78,247        78,247            --       77,800        77,800
    12.25% Senior unsecured notes due
      in 2009 (e)....................    330,000           --       330,000       330,000           --       330,000
    12.25% Convertible subordinated
      notes due in 2012 (f)..........     32,364           --        32,364        32,779           --        32,779
    Promissory notes and capitalized
      obligations, certain of which
      are secured by assets of
      certain subsidiaries...........     24,238        1,056        25,294        26,873        1,209        28,082
                                        --------     --------      --------      --------     --------      --------
                                         611,602       79,303       690,905       624,652      131,651       756,303
    Less, current maturities of
      long-term debt.................     30,707          568        31,275        34,969       53,306        88,275
                                        --------     --------      --------      --------     --------      --------
                                        $580,895     $ 78,735      $659,630      $589,683     $ 78,345      $668,028
                                        ========     ========      ========      ========     ========      ========

    ------------------------------

    (a) On January 2, 2002, the Company entered into an exit financing facility (the "Credit Facility"). The Credit Facility has a maximum availability of the lesser of $75,000,000 (including $35,000,000 in the form of letters of credit) or an amount (determined pursuant to a borrowing base calculation) equal to the sum of (a) 80% of eligible accounts receivable plus (b) the lesser of (i) 50% of the value of eligible inventory and
       (ii) $15,000,000 plus (c) the lesser of (i) 25% of the book value of real property on which the collateral agent for the lenders has a first priority mortgage and (ii) $40,000,000. The Credit Facility is used primarily to fund the Company's working capital needs, and bears interest at a rate per annum equal to the J.P. Morgan Chase & Co. prime rate (4.25% at June 14, 2003, and 4.25% at December 28, 2002), plus 1% or, at the Company's option, LIBOR (1.09% at June 14, 2003, and 1.4% at
       December 28, 2002), plus 2.5%. A fee of 2.5% is

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 5.  LONG-TERM DEBT (CONTINUED)
       charged on letters of credit and a commitment fee of 0.50% is charged on the unused portion of the Credit Facility. Material covenants include a requirement to maintain a minimum tangible net worth, required earnings before interest, taxes, and depreciation and amortization to a fixed charge coverage ratio, and a yearly maximum on capital expenditures. The Credit Facility is secured by specified real property, and substantially all personal property of the Company and specified subsidiaries. The expiry date of the Credit Facility is April 30, 2004.

        As of June 14, 2003, the Company's Credit Facility borrowing base was approximately $64,690,000 (December 28, 2002 -- $70,074,000),
       less approximately $12,436,000 (December 28, 2002 -- $12,088,000) in
       outstanding letters of credit.

    (b) On April 1, 2003, the Company repaid all outstanding principal amounts and accrued interest under, and terminated, the subsidiary credit agreement.

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

    (d) The indenture for the subsidiary 9.5% Senior subordinated notes, due November 15, 2004, with an effective annual interest rate of 11.13%, limits the subsidiary's payment of dividends and repurchase of its common stock, and includes certain other restrictions and limitations on its indebtedness. Interest is payable semi-annually on May 15 and November 15. Prior to April 1, 2003, the notes were subordinate to the prior claims of the bank credit agreement described in note (b), above. Upon repayment of the bank credit agreement described in note (b) above on April 1, 2003, the notes became subordinate to the Company's claims of the Credit Facility, but not to the Company's 11.00% Senior secured notes due in 2007 or the 12.25% Senior secured notes, due in 2009. The carrying amount is net of an unamortized discount of $1,753,000 (December 28, 2002 -- $2,200,000).

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

    (f) On January 2, 2002, the Company issued 12.25% Convertible subordinated notes, due in 2012, with an effective annual interest rate of 8.6%. Interest is payable semi-annually on March 15 and September 15. The notes are convertible at the holder's option at any time into the Company's Common stock at an initial conversion rate of $17.17 per share, adjusted for subsequent dividends, stock splits and issuance of rights, options and warrants. At June 14, 2003, and December 28, 2002, the conversion rate was $17.17 per share. The carrying amount includes unamortized premium of $7,685,000 (December 28, 2002 -- $8,100,000). The notes are redeemable at the option of the Company, in whole or in part, at 100% of the stated principal amount, plus accrued and unpaid interest to (but not including) the applicable redemption date, provided

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 5.  LONG-TERM DEBT (CONTINUED)
       however, that prior to January 2, 2004, the Company may not optionally redeem the notes unless the then-market price of the Company's Common stock is at least 15% greater than the then-applicable conversion price.

    The Credit Facility is guaranteed by substantially all of the Alderwoods Group's wholly-owned U.S. subsidiaries, including Rose Hills. The 11% Senior secured notes due in 2007, 12.25% Senior unsecured notes due in 2009, and 12.25% Convertible subordinated notes due in 2012, are guaranteed by substantially all of Alderwoods Group's wholly-owned U.S. subsidiaries, other than Alderwoods Group's insurance subsidiaries, Rose Hills and other specified excluded subsidiaries. Alderwoods Group, the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several.

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

NOTE 6.  PROVISION FOR ASSET IMPAIRMENT

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

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 6.  PROVISION FOR ASSET IMPAIRMENT (CONTINUED)
    Previously, the Company designated certain parcels of surplus real estate as held for sale, as they do not meet the Company's future geographic and strategic objectives. During the 12 weeks ended June 14, 2003, the Company determined that the carrying amounts of certain parcels of the surplus real estate now exceeded the fair market value, less estimated cost to sell. Accordingly, the Company has recorded a long-lived asset impairment provision of $3,388,000 for the 12 and 24 weeks ended June 14, 2003.

    The fair market value was determined by specific offer or bid, or an estimate based on comparable recent sales transactions. The asset impairment provisions include management estimates. As a result, actual results could differ significantly from these estimates.

NOTE 7.  DISCONTINUED OPERATIONS OF ASSETS HELD FOR SALE

    The Company continues to assess the markets and businesses in which it operates, and evaluate the long-term potential of each, to determine whether or not it fits into the Company's overall business strategy. Over time, the Company expects to market for disposal additional funeral and cemetery locations that do not meet the strategic, long-term objectives of the Company. The Company expects that once a property is added to the disposal list, a firm purchase commitment will be received within one year.

    During the 12 weeks ended June 14, 2003, the Company identified all 39 funeral locations in the United Kingdom for disposal, as they are not strategic to the Company's long-term objective to focus capital and management resources in North America. The Company also identified its life insurance operations for disposal, which is not strategic to the Company's long-term objectives, and is not in support of the Company's North American pre-need funeral sales efforts.

    These are in addition to the 18 funeral, 59 cemetery and one combination locations remaining from locations previously designated as probable for sale. As a result, the Company has classified all the locations identified for disposal as assets held for sale in the balance sheet and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition as income from discontinued operations. The Company has also restated prior periods to reflect any comparative amounts on a similar basis, including locations sold in 2002.

    Discontinued operations consists of long-lived asset impairment provisions, gains and losses recorded on disposition, and operating results of the locations. FAS No. 144 requires that long-lived assets to be disposed of are to be recorded at the lower of carrying amount or fair market value, less estimated costs to sell. The fair market value was determined by specific offer or bid, or an estimate based on comparable recent sales transactions. Impairment provisions on assets previously identified as held for sale resulted from changes in previously estimated proceeds, net asset values and closing costs. The long-lived asset impairment provisions are based on management estimates. As a result, actual results could differ significantly from these estimates.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 7.  DISCONTINUED OPERATIONS OF ASSETS HELD FOR SALE (CONTINUED)
    The carrying amount, the fair market value, less estimated costs to sell, revenues and costs and impairment provisions for the locations identified as held for sale are presented in the following tables.

                                                             12 WEEKS ENDED          24 WEEKS ENDED
                                                          ---------------------   ---------------------
                                                          JUNE 14,    JUNE 15,    JUNE 14,    JUNE 15,
                                                            2003        2002        2003        2002
                                                          ---------   ---------   ---------   ---------
Revenue
  Funeral...............................................   $ 4,083     $ 5,506     $ 8,901     $12,110
  Cemetery..............................................     5,959       4,212       9,812       8,462
  Insurance.............................................    12,905      11,184      25,419      25,260
                                                           -------     -------     -------     -------
                                                           $22,947     $20,902     $44,132     $45,832
                                                           =======     =======     =======     =======
Gross margin
  Funeral...............................................   $  (127)    $  (402)    $   (47)    $   269
  Cemetery..............................................     1,628        (545)      1,134      (1,622)
  Insurance.............................................     2,404       2,012       4,916       5,321
                                                           -------     -------     -------     -------
                                                             3,905       1,065       6,003       3,968
Long-lived asset impairment on assets previously
  identified as held for sale...........................       (67)      --         (9,538)      --
Income (loss) on disposal of locations identified as
  held
  for sale..............................................     5,596        (304)      5,229        (481)
                                                           -------     -------     -------     -------
Income from discontinued operations, before tax.........   $ 9,434     $   761     $ 1,694     $ 3,487
                                                           =======     =======     =======     =======
Depreciation and amortization included in gross
  margin................................................   $   730     $   846     $ 1,459     $ 1,766
                                                           =======     =======     =======     =======

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 7. DISCONTINUED OPERATIONS OF ASSETS HELD FOR SALE (CONTINUED) Details of assets held for sale at June 14, 2003, are as follows:

                                                        FUNERAL    CEMETERY   INSURANCE    TOTAL
                                                        --------   --------   ---------   --------
Assets held for sale
  Current assets......................................  $ 4,070    $ 2,260    $  3,475    $  9,805
  Pre-need contracts..................................   13,388     41,777       --         55,165
  Cemetery property, at cost..........................    --        16,533       --         16,533
  Property and equipment, at cost (net)...............   12,963      9,084         895      22,942
  Insurance invested assets...........................    --         --        261,888     261,888
  Other assets........................................    5,036     (6,010)     19,471      18,497
                                                        -------    -------    --------    --------
                                                        $35,457    $63,644    $285,729    $384,830
                                                        =======    =======    ========    ========
Liabilities associated with assets held for sale
  Current liabilities.................................  $ 6,361    $   588    $  3,609    $ 10,558
  Deferred pre-need contract revenue..................   12,881     40,012       --         52,893
  Insurance policy liabilities........................    --         --        203,356     203,356
  Other liabilities...................................      526      5,229       --          5,755
                                                        -------    -------    --------    --------
                                                        $19,768    $45,829    $206,965    $272,562
                                                        =======    =======    ========    ========

    Details of assets held for sale at December 28, 2002, are as follows:

                                                        FUNERAL    CEMETERY   INSURANCE    TOTAL
                                                        --------   --------   ---------   --------
Assets held for sale
  Current assets......................................  $ 4,477    $ 2,298    $  2,845    $  9,620
  Pre-need contracts..................................   14,559     59,406       --         73,965
  Cemetery property, at cost..........................    --        17,094       --         17,094
  Property and equipment, at cost (net)...............   17,497      9,633         920      28,050
  Insurance invested assets...........................    --         --        245,327     245,327
  Other assets........................................   10,949     (4,490)     24,621      31,080
                                                        -------    -------    --------    --------
                                                        $47,482    $83,941    $273,713    $405,136
                                                        =======    =======    ========    ========
Liabilities associated with assets held for sale
  Current liabilities.................................  $ 5,938    $   394    $  4,473    $ 10,805
  Deferred pre-need contract revenue..................   13,800     51,171       --         64,971
  Insurance policy liabilities........................    --         --        202,614     202,614
  Other liabilities...................................    1,135      7,407       --          8,542
                                                        -------    -------    --------    --------
                                                        $20,873    $58,972    $207,087    $286,932
                                                        =======    =======    ========    ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 8.  LEGAL CONTINGENCIES

THE LOEWEN GROUP INC. ET AL. V. THE UNITED STATES OF AMERICA

    In October 1998 prior to reorganization proceedings, The Loewen Group Inc., which was the Company's predecessor, and Raymond L. Loewen, the then-Chairman and Chief Executive Officer of The Loewen Group Inc., filed a claim against the United States government for damages under the arbitration provisions of the North American Free Trade Agreement ("NAFTA"). The claimants contended that they were damaged as a result of breaches by the United States of its obligations under NAFTA in connection with certain litigation in the State of Mississippi entitled O'KEEFE VS. THE LOEWEN GROUP INC. Specifically, the plaintiffs alleged that they were subjected to discrimination, a denial of justice, a denial of the fair and equitable treatment and full protection and security guaranteed by NAFTA and an uncompensated expropriation, all in violation of NAFTA. The NAFTA claims were the subject of a proceeding before an arbitration panel (the "Arbitration Tribunal") appointed pursuant to the rules of the International Centre for Settlement of Investment Disputes.

    In June 2003, the Arbitration Tribunal announced it had ruled in favor of the United States of America. Previously, as this matter created a contingent gain for the Company, and as the Company did not believe it was possible to predict the final outcome of these proceedings or to establish a reasonable estimate of damages, no adjustment was made to the Company's prior financial results. Therefore, this decision has no current financial impact on the Company.

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

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 9.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to the statements of cash flows consist of the following:

                                          12 WEEKS ENDED          24 WEEKS ENDED
                                       ---------------------   ---------------------
                                       JUNE 14,    JUNE 15,    JUNE 14,    JUNE 15,
                                         2003        2002        2003        2002
                                       ---------   ---------   ---------   ---------
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade............................  $  6,090    $  6,748    $  7,797    $  9,658
    Other............................    (3,402)      4,454       8,653       9,484
  Inventories........................      (930)     (1,447)       (733)      1,755
  Prepaid expenses...................      (847)        826      (2,594)     (2,665)
  Pre-need funeral contracts.........    18,840       9,225      17,928       6,721
  Pre-need cemetery contracts........     8,855       2,812      13,921       3,684
  Cemetery property..................      (120)     (1,891)     (1,149)     (3,200)
  Other assets.......................      (370)        (69)       (403)     (9,777)

Increase (decrease) in liabilities:
  Accounts payable and accrued
    liabilities......................     9,626       2,550     (12,445)    (10,463)
  Deferred pre-need funeral contract
    revenue..........................   (16,510)    (17,989)    (11,529)    (18,103)
  Deferred pre-need cemetery contract
    revenue..........................    14,159        (278)     12,974       7,869
  Other liabilities..................    (2,058)     (1,599)     (2,377)     (3,083)
  Insurance policy liabilities.......        74         856         119      (1,364)
  Other changes in non-cash
    balances.........................     9,268       7,724      11,632       6,536
                                       --------    --------    --------    --------
                                       $ 42,675    $ 11,922    $ 41,794    $ (2,948)
                                       ========    ========    ========    ========
Supplemental information:
  Interest paid......................  $  4,375    $  6,823    $ 27,012    $ 19,944
  Income taxes paid, net of
    refunds..........................       387       1,829       1,320       4,649
  Bad debt expense...................     1,458       2,076       2,971       3,822

  Non-cash investing and financing
    activities:
    Stock issued in connection with
      the settlement of certain
      unsecured claims...............        --          --         107          --
    Stock issued in connection with
      key employee retention plan....        --          --          --         262
    Stock issued as compensation in
      lieu of cash...................        26          15          45          15
    Capital leases entered into......        23         511          43         740

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 10.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts is as follows:

                                                        JUNE 14,     DECEMBER 28,
                                                          2003           2002
                                                       -----------   -------------
                                                       (UNAUDITED)
Receivables, net of allowances:
  Customer receivables...............................    $ 51,375      $ 57,678
  Allowance for doubtful accounts....................     (10,183)       (9,267)
  Other..............................................       2,229        10,030
                                                         --------      --------
                                                         $ 43,421      $ 58,441
                                                         ========      ========
Cemetery property:
  Developed land and lawn crypts.....................    $ 40,739      $ 40,749
  Undeveloped land...................................      30,884        31,631
  Mausoleums.........................................      58,807        60,737
                                                         --------      --------
                                                         $130,430      $133,117
                                                         ========      ========
Property and equipment:
  Land...............................................    $192,525      $189,761
  Buildings and improvements.........................     375,157       365,905
  Automobiles........................................      15,335        13,892
  Furniture, fixtures and equipment..................      42,798        39,741
  Computer hardware and software.....................      12,992        11,256
  Accumulated depreciation and amortization..........     (43,181)      (28,390)
                                                         --------      --------
                                                         $595,626      $592,165
                                                         ========      ========
Other assets:
  Intangible assets..................................    $ 10,625      $ 10,677
  Notes receivable...................................       3,754         3,767
  Other..............................................      10,318        11,741
                                                         --------      --------
                                                         $ 24,697      $ 26,185
                                                         ========      ========
Accounts payable and accrued liabilities:
  Trade payables.....................................    $ 12,049      $ 18,204
  Interest...........................................      25,499        15,538
  Accrued liabilities................................      28,496        37,640
  Accrued insurance..................................      16,504        13,635
  Accrued taxes......................................      28,268        33,800
  Reorganization costs...............................      21,840        26,289
  Other..............................................      12,078        10,218
                                                         --------      --------
                                                         $144,734      $155,324
                                                         ========      ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 10.  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

                                                        JUNE 14,     DECEMBER 28,
                                                          2003           2002
                                                       -----------   -------------
                                                       (UNAUDITED)
Other liabilities:
  Perpetual care liability...........................    $  8,192      $ 11,218
  Notes payable......................................       7,463         6,921
  Other..............................................         408           267
                                                         --------      --------
                                                         $ 16,063      $ 18,406
                                                         ========      ========
Reorganization costs activity:
  Beginning balance..................................    $ 26,289      $ 57,104
  Additions or adjustments...........................          75         7,594
  Payments...........................................      (4,524)      (38,409)
                                                         --------      --------
  Ending balance.....................................    $ 21,840      $ 26,289
                                                         ========      ========

NOTE 11.  SEGMENT REPORTING

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

    During the 12 weeks ended June 14, 2003, the Company identified additional funeral, cemetery, combination and insurance locations for disposal. Pursuant to FAS No. 144, the Company has classified all the Company's locations identified for disposal as assets held for sale. The operating results of the locations identified for disposal are reported in the discontinued operations section of the consolidated statement of operations. Accordingly, the results from operations included in the segment reporting below reflect only the Company's continuing operations.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 11.  SEGMENT REPORTING (CONTINUED)
    The Company sells primarily to external customers, though any intersegment sales or transfers occur at market price. The Company evaluates performance based on income from operations of the respective businesses.

FOR THE 12 WEEKS ENDED:                   FUNERAL     CEMETERY   INSURANCE    OTHER     CONSOLIDATED
-----------------------                  ----------   --------   ---------   --------   ------------
Revenue earned from external sales:
  June 14, 2003........................  $  115,804   $ 43,352   $ 15,951    $     --    $  175,107
  June 15, 2002........................     120,970     34,597     13,123          --       168,690

Earnings (loss) from operations:
  June 14, 2003........................  $   22,731   $  6,527   $    514    $(11,924)   $   17,848
  June 15, 2002........................      33,440      1,386       (190)    (12,224)       22,412

Depreciation and amortization:
  June 14, 2003........................  $    5,957   $  3,768   $     51    $    523    $   10,299
  June 15, 2002........................       4,946      2,864         --         411         8,221

FOR THE 24 WEEKS ENDED:                   FUNERAL     CEMETERY   INSURANCE    OTHER     CONSOLIDATED
-----------------------                  ----------   --------   ---------   --------   ------------
Revenue earned from external sales:
  June 14, 2003........................  $  241,957   $ 79,178   $ 30,459    $     --    $  351,594
  June 15, 2002........................     246,224     69,591     27,587          --       343,402

Earnings (loss) from operations:
  June 14, 2003........................  $   51,695   $  9,353   $  1,103    $(19,147)   $   43,004
  June 15, 2002........................      68,068      5,796        357     (23,544)       50,677

Depreciation and amortization:
  June 14, 2003........................  $   11,765   $  6,567   $     56    $  1,000    $   19,388
  June 15, 2002........................      10,836      5,640         --         854        17,330

Total assets:
  June 14, 2003 (unaudited)............  $1,861,983   $719,260   $474,357    $ 89,522    $3,145,122
  December 28, 2002....................   1,877,331    769,664    442,617      80,437     3,170,049

Goodwill:
  June 14, 2003 (unaudited)............  $  327,022   $     --   $     --    $     --    $  327,022
  December 28, 2002....................     326,947         --         --          --       326,947

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 11.  SEGMENT REPORTING (CONTINUED)
    The following table reconciles earnings from operations of reportable segments to total earnings from operations and identifies the components of "Other" segment earnings from operations:

                                                       12 WEEKS ENDED                      24 WEEKS ENDED
                                              ---------------------------------   ---------------------------------
                                               JUNE 14, 2003     JUNE 15, 2002     JUNE 14, 2003     JUNE 15, 2002
                                              ---------------   ---------------   ---------------   ---------------
Earnings from operations of funeral,
  cemetery and insurance segments...........     $ 29,772          $ 34,636          $ 62,151          $ 74,221
Other expenses of operations:
  General and administrative expenses.......      (11,924)          (12,224)          (19,147)          (23,544)
                                                 --------          --------          --------          --------
Total earnings from operations..............     $ 17,848          $ 22,412          $ 43,004          $ 50,677
                                                 ========          ========          ========          ========

NOTE 12.  EARNINGS PER SHARE

    The basic and diluted earnings per share computations for net income were as follows:

                                                       12 WEEKS ENDED                      24 WEEKS ENDED
                                              ---------------------------------   ---------------------------------
                                               JUNE 14, 2003     JUNE 15, 2002     JUNE 14, 2003     JUNE 15, 2002
                                              ---------------   ---------------   ---------------   ---------------
Income (numerator):
Net income attributable to Common
  stockholders..............................      $ 6,873           $ 1,703           $13,573           $ 8,814
                                                  =======           =======           =======           =======
Shares (denominator):
  Basic and diluted weighted average number
    of shares of Common stock outstanding
    (thousands).............................       39,971            39,900            39,963            39,893
                                                  =======           =======           =======           =======

    Employee and director stock options to purchase 4,400,000 shares of Common stock, and shares reserved for issuance pursuant to the 12.25% Convertible subordinated notes, due in 2012, were not included in the computation of diluted earnings per share, because they were anti-dilutive.

NOTE 13.  SUBSEQUENT EVENTS

(a) On June 27, 2003, the Company made an optional redemption of $30,000,000 of its 11.00% Senior secured notes, due in 2007, for a redemption price of $30,000,000, plus accrued interest. The Company repaid this amount by drawing $20,000,000 from its existing Credit Facility and utilizing $10,000,000 of cash on hand.

(b) Subsequent to June 14, 2003, the Company identified 86 funeral, 30 cemetery and four combination locations with net assets of approximately $68,217,000, for disposal, as they do not meet the Company's future geographic and strategic objectives. These locations are in addition to the locations previously identified as held for sale. The Company has not yet determined the estimated proceeds from the expected sale of these funeral homes and cemeteries, which are still included in continuing operations, however they will be reclassified to discontinued operations in the third quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Alderwoods Group, Inc. (the "Company" or "Alderwoods Group") is the second largest operator of funeral homes and cemeteries in North America. As of June 14, 2003, the Company operated 753 funeral homes, 167 cemeteries and 61 combination funeral homes and cemeteries throughout North America and 39 funeral homes in the United Kingdom. The Company provides funeral and cemetery services and products on both an at-need (time of death) and pre-need basis. In support of its pre-need business, the Company operates insurance subsidiaries that provide customers with a funding mechanism for the pre-arrangement of funerals.

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

RESULTS OF OPERATIONS

    Detailed below are the operating results of the Company for the 12 and 24 weeks ended June 14, 2003, and June 15, 2002. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of revenue, except for income taxes, which are presented as a percentage of earnings before income taxes.

    The operations of the Company comprise three businesses: funeral homes, cemeteries and insurance. Additional segment information is provided in Note 11 of the Company's interim consolidated financial statements.

12 WEEKS ENDED JUNE 14, 2003 COMPARED TO 12 WEEKS ENDED JUNE 15, 2002

                                                        JUNE 14, 2003                   JUNE 15, 2002
                                                -----------------------------   -----------------------------
                                                (IN MILLIONS)   (PERCENTAGES)   (IN MILLIONS)   (PERCENTAGES)
Revenue
  Funeral.....................................      $115.8           66.1           $121.0           71.7
  Cemetery....................................        43.3           24.8             34.6           20.5
  Insurance...................................        16.0            9.1             13.1            7.8
                                                    ------          -----           ------          -----
    Total.....................................      $175.1          100.0           $168.7          100.0
                                                    ------          -----           ------          -----
Gross margin
  Funeral.....................................      $ 25.1           21.7           $ 33.4           27.6
  Cemetery....................................         7.6           17.5              1.4            4.0
  Insurance...................................         0.5            3.2             (0.2)          (1.4)
                                                    ------                          ------
    Total.....................................        33.2           18.9             34.6           20.5
                                                    ------                          ------
Expenses
  General and administrative..................        11.9            6.8             12.2            7.2
  Provision for asset impairment..............         3.4            1.9               --             --
                                                    ------                          ------
Earnings from operations......................        17.9           10.2             22.4           13.3
Interest on long-term debt....................        18.5           10.5             20.2           12.0
Loss on disposal of subsidiaries and other
  expenses....................................          --             --              0.3            0.2
                                                    ------                          ------
Earnings (loss) before income taxes...........        (0.6)          (0.3)             1.9            1.1
Income taxes..................................         1.2            n/a              0.3           12.3
                                                    ------                          ------
Net income (loss) from continuing
  operations..................................        (1.8)          (1.0)             1.6            1.0
Income from discontinued operations, net of
  tax.........................................         8.7            5.0              0.1             --
                                                    ------                          ------
Net income....................................      $  6.9            4.0           $  1.7            1.0
                                                    ======                          ======

    Other information for the 12 weeks ended June 14, 2003, and June 15, 2002, is summarized in the following table.

CONTINUING OPERATIONS:                       JUNE 14, 2003    JUNE 15, 2002      INCREASE (DECREASE)
----------------------                       --------------   --------------   ------------------------
                                                                               (AMOUNT)   (PERCENTAGES)
FUNERAL -- OTHER INFORMATION
Number of funeral services performed.......      29,499           31,196        (1,697)        (5.4)

Average revenue per funeral service........      $3,926           $3,878       $    48          1.2

Pre-need funeral contracts written (in
  millions)................................      $ 37.4           $ 38.2       $  (0.8)        (2.2)

Pre-need funeral conversion
  (percentages)............................          25               29            (4)         n/a

Funeral backlog (in millions)..............      $1,154           $1,121       $    33          2.9

CEMETERY -- OTHER INFORMATION
Pre-need cemetery contracts written
  (in millions)............................      $ 22.9           $ 19.2       $   3.7         19.5

Cemetery backlog (in millions).............      $300.3           $284.3       $  16.0          5.6

DISCUSSION OF CONTINUING OPERATIONS

    As there have been no material acquisitions or construction of new locations in 2003 and 2002, results from continuing operations reflect those of "same site" locations.

    Consolidated revenue of $175.1 million for the 12 weeks ended June 14, 2003, increased by $6.4 million, or 3.8%, compared to $168.7 million for the corresponding period in 2002, primarily as a result of increases in cemetery and insurance revenue, which were partially offset by a decrease in funeral revenue related to 1,697 fewer funeral services performed. Consolidated gross margin for the 12 weeks ended June 14, 2003, was $33.2 million, a decline of $1.4 million, or 4.3%, from $34.6 million for the corresponding period in 2002. As a percentage of consolidated revenue, consolidated gross margin similarly declined from 20.5% to 18.9%. The percentage decrease in consolidated gross margin is primarily attributed to fewer funeral services performed and increases in higher insurance and benefit costs.

    Funeral revenue of $115.8 million for the 12 weeks ended June 14, 2003, decreased by $5.2 million, or 4.3%, compared to $121.0 million for the corresponding period in 2002. The decrease of $6.7 million due to 1,697 fewer funeral services performed was partially offset by an increase of $48, or 1.2%, in average revenue per funeral service performed.

    Funeral costs for the 12 weeks ended June 14, 2003, increased by $3.2 million, or 3.7%, compared to the corresponding period in 2002, primarily due to higher insurance and benefit costs and earlier payment of property taxes during the 12 weeks ended June 14, 2003, than in the corresponding period in 2002.

    Funeral gross margin as a percentage of revenue declined to 21.7% for the 12 weeks ended June 14, 2003, compared to 27.6% for the corresponding period in 2002. The decrease is primarily due to fewer funeral services performed and increases in funeral costs discussed above.

    Pre-need funeral contracts for the 12 weeks ended June 14, 2003, were $37.4 million, compared to $38.2 million for the corresponding period in 2002, consistent with the corresponding period in 2002. For the 12 weeks ended
June 14, 2003, 25% of funeral volume was derived from backlog, compared to 29% for the corresponding period in 2002.

    Cemetery revenue of $43.3 million for the 12 weeks ended June 14, 2003, was $8.7 million, or 25.3%, higher than cemetery revenue for the corresponding period in 2002, primarily due to higher at-need and pre-need revenue, and a one-time $3.9 million reversal of accrued perpetual care liabilities.

    Cemetery costs for the 12 weeks ended June 14, 2003, increased by $2.6 million, or 7.7%, compared to the corresponding period in 2002, primarily due to higher cost of goods sold and selling expenses.

    Cemetery gross margin as a percentage of revenue increased to 17.5% for the 12 weeks ended June 14, 2003, compared to 4.0% for the corresponding period in 2002, due to the increase in cemetery revenue more than offsetting the increase in cemetery costs, discussed above.

    Pre-need cemetery contracts during the 12 weeks ended June 14, 2003, were $22.9 million, $3.7 million higher than the corresponding period in 2002 due to the Company's continuing efforts to increase pre-need sales. For the 12 weeks ended June 14, 2003, 80% of interments were at-need and 20% were pre-need fulfillments.

    Insurance revenue for the 12 weeks ended June 14, 2003, increased
$2.9 million, or 21.5%, compared to the corresponding period in 2002, primarily due to higher premiums and investment income. Insurance costs increased by $2.1 million for the 12 weeks ended June 14, 2003, compared to the corresponding period in 2002. The increase in insurance costs is due to increased insurance policy benefit reserve change and commission costs, as well as increases in benefit claims and other net operating costs. As a result of the revenue increase being at a rate higher than that of the costs increase, overall insurance gross margin for the 12 weeks ended June 14, 2003, increased to 3.2%, compared to (1.4)% for the corresponding period in 2002.

    General and administrative expenses for the Company for the 12 weeks ended June 14, 2003, were $11.9 million, or 6.8% of consolidated revenue, which is an improvement from the $12.2 million, or 7.2% of consolidated revenue for the comparable period in 2002.

    At December 31, 2001, the Company had accrued $57.1 million of reorganization costs related to costs incurred during the predecessor company's reorganization, as well as costs incurred in connection with the actual emergence and various activities related thereto. Although the Company had expected to pay out the $57.1 million during 2002, delays experienced in the completion of the reorganization process resulted in a remaining balance of $22.8 million at March 22, 2003. The Company has paid or adjusted accruals of $1.0 million for the 12 weeks ended June 14, 2003, leaving a total accrual of $21.8 million at June 14, 2003. Though emergence occurred on January 2, 2002, it is the Company's continuing responsibility to resolve allowed amounts for unresolved claims. The unresolved claims relate to the allocation of payments approved by the United States Bankruptcy Court for the District of Delaware and do not impact the Company's obligations under the settlement process. Although expected payments were accrued at emergence, the continuing expenditures, primarily legal fees, legal reorganization costs and adversary proceeding costs, continue to be paid and charged against the accrual to complete the remaining reorganization procedures. The Company expects to pay the remainder during fiscal year 2003. A reconciliation of changes in the reorganization cost accrual is included in Note 10 to the interim consolidated financial statements.

    Previously, the Company designated certain parcels of surplus real estate as probable for sale, as they do not meet the Company's future geographic and strategic objectives. During the 12 weeks ended June 14, 2003, the Company determined that the carrying amounts of certain parcels of the surplus real estate now exceeded the fair market value, less estimated costs to sell. Accordingly, the Company has recorded a long-lived asset impairment provision of $3.4 million for the 12 weeks ended June 14, 2003.

    Interest expense on long-term debt for the 12 weeks ended June 14, 2003, was $18.5 million, a decrease of $1.7 million compared to the comparable period in 2002, primarily reflecting the effect of debt repayments made by the Company during the 52 weeks ended December 28, 2002, and the 24 weeks ended June 14, 2003.

    Income tax for the 12 weeks ended June 14, 2003, was $1.2 million compared to $0.3 million of income tax for the comparable period in 2002. The Company's effective tax rate for the 12 weeks ended June 14, 2003, varied from the statutory tax rate, primarily because (1) the losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions, and
(2) there are differences between foreign and United States income tax rates. Future income and losses may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at June 14, 2003. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease reflecting realization of the benefits of tax assets that had a corresponding valuation allowance established on January 2, 2002, would be treated as a reduction of goodwill established on January 2, 2002, with any excess over the value assigned to such goodwill recognized as a capital transaction.

DISCUSSION OF DISCONTINUED OPERATIONS

    Throughout the reorganization process, the Company engaged in a strategic market rationalization assessment to dispose of cemetery and funeral operating locations that did not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land. This program continued during 2003. The Company continues to assess the markets in which it operates, and evaluate the long-term potential of each, to determine whether or not it fits into the Company's overall business strategy. This evaluation considers many key factors, including demographics, size, ethnicity, competition and growth potential. Over time, the Company expects to market for disposal additional funeral and cemetery locations that do not meet the strategic, long-term objectives of the Company. The Company expects that once a property is added to the disposal list, a firm purchase commitment will be received within one year.

    During the 12 weeks ended June 14, 2003, the Company identified all 39 funeral locations in the United Kingdom for disposal, as they are not strategic to the Company's long-term objective to focus capital and management resources in North America. The Company also identified its life insurance operations for disposal, which is not strategic to the Company's long-term objectives, and is not in support of the Company's North American pre-need funeral sales efforts.

    These are in addition to the 18 funeral, 59 cemetery and one combination locations remaining from locations previously designated as probable for sale. As a result, the Company has classified all the locations identified for disposal as assets held for sale in the balance sheet and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition as income from discontinued operations. The Company has also restated prior periods to reflect any comparative amounts on a similar basis, including locations sold in 2002.

24 WEEKS ENDED JUNE 14, 2003 COMPARED TO 24 WEEKS ENDED JUNE 15, 2002

                                                        JUNE 14, 2003                   JUNE 15, 2002
                                                -----------------------------   -----------------------------
                                                (IN MILLIONS)   (PERCENTAGES)   (IN MILLIONS)   (PERCENTAGES)
Revenue
  Funeral.....................................      $242.0           68.8           $246.2           71.7
  Cemetery....................................        79.2           22.5             69.6           20.3
  Insurance...................................        30.4            8.7             27.6            8.0
                                                    ------          -----           ------          -----
    Total.....................................      $351.6          100.0           $343.4          100.0
                                                    ------          -----           ------          -----
Gross margin
  Funeral.....................................      $ 54.0           22.3           $ 68.1           27.6
  Cemetery....................................        10.4           13.1              5.8            8.3
  Insurance...................................         1.1            3.6              0.3            1.3
                                                    ------                          ------
    Total.....................................        65.5           18.6             74.2           21.6
                                                    ------                          ------
Expenses
  General and administrative..................        19.1            5.4             23.5            6.8
  Provision for asset impairment..............         3.4            1.0               --             --
                                                    ------                          ------
Earnings from operations......................        43.0           12.2             50.7           14.8
Interest on long-term debt....................        37.3           10.6             41.1           12.0
Loss (gain) on disposal of subsidiaries and
  other expenses (income).....................          --             --             (0.4)          (0.1)
                                                    ------                          ------
Earnings before income taxes..................         5.7            1.6             10.0            2.9
Income taxes..................................        (7.9)           n/a              3.0           29.6
                                                    ------                          ------
Net income from continuing operations.........        13.6            3.9              7.0            2.1
Income from discontinued operations, net of
  tax.........................................          --             --              1.8            0.5
                                                    ------                          ------
Net income....................................      $ 13.6            3.9           $  8.8            2.6
                                                    ======                          ======

    Other information for the 24 weeks ended June 14, 2003, and June 15, 2002, is summarized in the following table.

CONTINUING OPERATIONS:                       JUNE 14, 2003    JUNE 15, 2002      INCREASE (DECREASE)
----------------------                       --------------   --------------   ------------------------
                                                                               (AMOUNT)   (PERCENTAGES)
FUNERAL -- OTHER INFORMATION
Number of funeral services performed.......      62,281           64,666        (2,385)        (3.7)

Average revenue per funeral service........      $3,885           $3,808       $    77          2.0

Pre-need funeral contracts written (in
  millions)................................      $ 77.7           $ 76.4       $   1.3          1.7

Pre-need funeral conversion
  (percentages)............................          25               29            (4)         n/a

Funeral backlog (in millions)..............      $1,154           $1,121       $    33          2.9

CEMETERY -- OTHER INFORMATION
Pre-need cemetery contracts written
  (in millions)............................      $ 39.7           $ 36.1       $   3.6          9.9

Cemetery backlog (in millions).............      $300.3           $284.3       $  16.0          5.6

DISCUSSION OF CONTINUING OPERATIONS

    As there have been no material acquisitions or construction of new locations in 2003 and 2002, results from continuing operations reflect those of "same site" locations.

    Consolidated revenue of $351.6 million for the 24 weeks ended June 14, 2003, increased by $8.2 million, or 2.4%, compared to $343.4 million for the corresponding period in 2002, primarily as a result of increases in cemetery and insurance revenue, which were partially offset by decreased funeral revenue due to 2,385 fewer funeral services performed. Consolidated gross margin for the 24 weeks ended June 14, 2003, was $65.5 million, a decline of $8.7 million, or 11.7%, from $74.2 million for the corresponding period in 2002. The percentage decrease in gross margin is primarily attributed to increases in funeral and cemetery costs.

    Funeral revenue of $242.0 million for the 24 weeks ended June 14, 2003, decreased by $4.2 million, or 1.7%, compared to $246.2 million for the corresponding period in 2002, primarily as a result of the decrease of 2,385, or 3.7%, of the number of funeral services performed. The decrease in funeral revenue was partially offset by the increase of $77, or 2.0%, in average revenue per funeral service performed.

    Funeral costs increased by $9.8 million, or 5.5% for the 24 weeks ended June 14, 2003, compared to the corresponding period in 2002, primarily as a result of higher insurance and benefit costs and earlier payment of property taxes during the 24 weeks ended June 14, 2003, than in the corresponding period in 2002.

    Funeral gross margin as a percentage of revenue declined to 22.3% for the 24 weeks ended June 14, 2003, compared to 27.6% for the corresponding period in 2002. The decline was due to the decrease in funeral revenue and the increase in funeral costs discussed above.

    Pre-need funeral contracts for the 24 weeks ended June 14, 2003, were $77.7 million, compared to $76.4 million for the corresponding period in 2002. The increase in pre-need funeral contracts written of $1.3 million was primarily due to the Company's continuing efforts to increase pre-need sales. For the 24 weeks ended June 14, 2003, 25% of funeral volume was derived from backlog, compared to 29% from the corresponding period in 2002.

    Cemetery revenue of $79.2 million for the 24 weeks ended June 14, 2003, was $9.6 million, or 13.8%, higher than cemetery revenue for the corresponding period in 2002, primarily due to higher at-need and pre-need revenue, and a one-time $3.9 million reversal of accrued perpetual care liabilities.

    Cemetery costs for the 24 weeks ended June 14, 2003, increased by $5.0 million, or 7.8%, compared to the corresponding period in 2002, primarily as a result of higher insurance and benefit costs, cost of goods sold and selling expenses.

    Cemetery gross margin as a percentage of revenue increased to 13.1% for the 24 weeks ended June 14, 2003, compared to 8.3% for the corresponding period in 2002, due to the increase in cemetery revenue more than offsetting the increase in cemetery costs, discussed above.

    Pre-need cemetery contracts during the 24 weeks ended June 14, 2003, were $39.7 million, $3.6 million higher than the corresponding period in 2002. For the 24 weeks ended June 14, 2003, 80% of interments were at-need and 20% were pre-need fulfillments.

    Insurance revenue for the 24 weeks ended June 14, 2003, increased
$2.8 million, or 10.4%, compared to the corresponding period in 2002, primarily due to higher premiums and investment income. Insurance costs increased by $2.1 million for the 24 weeks ended June 14, 2003, compared to the corresponding period in 2002. The increase in benefit claims and other net operating costs was partially offset by a decrease in insurance policy benefit reserve change and commission costs. As a result of the revenue increase being at a rate higher than that of the cost increase, overall insurance gross margin for the 24 weeks ended June 14, 2003, increased to 3.6%, compared to 1.3% for the corresponding period in 2002.

    General and administrative expenses for the Company for the 24 weeks ended June 14, 2003, were $19.1 million, or 5.4% of consolidated revenue, substantially lower than the $23.5 million, or 6.8% of consolidated revenue for the comparable period in 2002. During 2003, general and administrative expenses were reduced by a $5.0 million decrease in accrued legal expenses as a result of a legal claim settlement.

    At December 31, 2001, the Company had accrued $57.1 million of reorganization costs related to costs incurred during the predecessor company's reorganization, as well as costs incurred in connection with the actual emergence and various activities related thereto. Although the Company had expected to pay out the $57.1 million during 2002, delays experienced in the completion of the reorganization process resulted in a remaining balance of $26.3 million at December 28, 2002. The Company has paid or adjusted accruals of $4.5 million for the 24 weeks ended June 14, 2003, leaving a total accrual of $21.8 million at June 14, 2003. Though emergence occurred on January 2, 2002, it is the Company's continuing responsibility to resolve allowed amounts for unresolved claims. The unresolved claims relate to the allocation of payments approved by the United States Bankruptcy Court for the District of Delaware and do not impact the Company's obligations under the settlement process. Although expected payments were accrued at emergence, the continuing expenditures, primarily legal fees, legal reorganization costs and adversary proceeding costs, continue to be paid and charged against the accrual to complete the remaining reorganization procedures. The Company expects to pay the remainder during fiscal year 2003. A reconciliation of changes in the reorganization cost accrual is included in Note 10 to the interim consolidated financial statements.

    Previously, the Company designated certain parcels of surplus real estate as probable for sale, as they do not meet the Company's future geographic and strategic objectives. During the 24 weeks ended June 14, 2003, the Company determined that the carrying amounts of certain parcels of the surplus real estate now exceeded the fair market value, less estimated costs to sell. Accordingly, the Company has recorded a long-lived asset impairment provision of $3.4 million for the 24 weeks ended June 14, 2003.

    Interest expense on long-term debt for the 24 weeks ended June 14, 2003, was $37.3 million, a decrease of $3.8 million compared to the comparable period in 2002, primarily reflecting the effect of debt repayments made by the Company during the 52 weeks ended December 28, 2002, and during the 24 weeks ended
June 14, 2003.

    Income tax benefit for the 24 weeks ended June 14, 2003, was $7.9 million compared to $3.0 million of income tax expense for the comparable period in 2002. The Company's effective tax rate for the 24 weeks ended June 14, 2003, varied from the statutory tax rate, primarily because the Company received notification in April 2003, that the Congressional Joint Committee on Taxation ("Joint Committee") completed its consideration of the conclusions reached by the Internal Revenue Service in connection with the audit of the predecessor's 1993 through 1998 federal income tax returns, and that the Joint Committee took no exception to those conclusions. Accordingly, the Company recognized a $9.7 million tax benefit for the 24 weeks ended June 14, 2003, and expects to receive the tax refund during 2003. Future income and losses may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at June 14, 2003. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease reflecting realization of the benefits of tax assets that had a corresponding valuation allowance established on January 2, 2002, would be treated as a reduction of goodwill established on January 2, 2002, with any excess over the value assigned to such goodwill recognized as a capital transaction.

DISCUSSION OF DISCONTINUED OPERATIONS

    Throughout the reorganization process, the Company engaged in a strategic market rationalization assessment to dispose of cemetery and funeral operating locations that did not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land. This program continued during 2003. The Company continues to assess the markets in which it operates, and evaluate the long-term potential of each, to determine whether or not it fits into the Company's overall business strategy. This evaluation considers many key factors, including demographics, size, ethnicity, competition and growth potential. Over time, the Company expects to market for disposal additional funeral and cemetery locations that do not meet the strategic, long-term objectives of the Company. The Company expects that once a property is added to the disposal list, a firm purchase commitment will be received within one year.

    During the 24 weeks ended June 14, 2003, the Company identified 43 funeral and 15 cemetery locations for disposal. The additional funeral locations included all 39 funeral locations in the United Kingdom, as they are not strategic to the Company's long-term objective to focus capital and management resources in North America. The Company also identified its life insurance operations for disposal, which is not strategic to the Company's long-term objectives, and is not in support of the Company's North American pre-need funeral sales efforts.

    These locations are in addition to the 14 funeral, 44 cemetery and one combination locations remaining from locations previously designated as probable for sale. As a result, the Company has classified all the locations identified for disposal as assets held for sale in the balance sheet and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition as income from discontinued operations. The Company has also restated prior periods to reflect any comparative amounts on a similar basis, including locations sold in 2002.

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

    The Company's decrease in cash and cash equivalents of $2.3 million from March 22, 2003, to June 14, 2003, is primarily due to operating cash flow from continuing operations of $61.2 million for the 12 weeks ended June 14, 2003, offset by a net debt repayment of $55.0 million, which excludes the effects of premium and discount amortization, as well as the effects, if any, of foreign exchange. In addition, from continuing operations, the Company had net proceeds on asset sales of $0.7 million, purchases of property and equipment of $3.9 million, net insurance asset purchases of $6.4 million and net increase in cash of $1.0 million from discontinued operations.

    The Company's increase in cash and cash equivalents of $9.7 million from December 28, 2002, to June 14, 2003, is primarily due to operating cash flow from continuing operations of $90.8 million for the 24 weeks ended June 14, 2003, being offset by a net debt repayment of $65.8 million, which excludes the effects of premium and discount amortization, as well as the effects, if any, of foreign exchange. In addition, from continuing operations, the Company had net proceeds on asset sales of $1.4 million, purchases of property and equipment of $7.1 million, net insurance asset purchases of $11.0 million and net increase in cash of $1.4 million from discontinued operations.

    As of June 14, 2003, the Company's borrowing base was approximately $64.7 million under its Credit Facility, less approximately $12.4 million in outstanding letters of credit.

    On June 27, 2003, the Company made an optional redemption of $30.0 million of its 11.0% Senior secured notes, due in 2007, for a redemption price of $30.0 million, plus accrued interest.

    On April 1, 2003, the Company repaid approximately $52.6 million outstanding, and terminated, the bank credit agreement of its subsidiary, Rose Hills Company. The $52.6 million repayment was made by drawing $30.0 million from its Credit Facility, and $22.6 million from cash.

    On January 2, 2003, the Company completed a mandatory redemption of $10.0 million in principal amount, plus accrued interest, of the Five-Year Secured Notes.

    The Credit Facility is guaranteed by substantially all of Alderwoods Group's wholly-owned U.S. subsidiaries, including Rose Hills. The 11% Senior secured notes due in 2007 (the "Five-Year Secured Notes"), 12.25% Senior unsecured notes due in 2009 (the "Seven-Year Unsecured Notes") and 12.25% Convertible subordinated notes due in 2012 (the "Convertible Subordinated Notes"), are guaranteed by substantially all of the Company's wholly-owned
U.S. subsidiaries, other than the Company's insurance subsidiaries, Rose Hills and certain other excluded subsidiaries. Alderwoods Group, Inc., the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several.

    Although the Company will continue to be substantially leveraged, the Company believes that the Credit Facility, together with existing cash and cash flow from operations, will be sufficient to meet the Company's anticipated capital expenditures and working capital requirements through at least
January 3, 2004, including payment obligations under the indebtedness described above. The Company is actively pursuing refinancing options for portions of its debt in an effort to reduce interest expense.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following table details the Company's amounts of payments due under various contractual obligations with terms greater than one year as of June 14, 2003.

                                                                    PAYMENTS DUE BY PERIOD
                                                     ----------------------------------------------------
                                                     LESS THAN                                    AFTER
CONTRACTUAL OBLIGATIONS                    TOTAL      1 YEAR      1 - 3 YEARS     4 - 5 YEARS    5 YEARS
-----------------------                   --------   ---------   -------------   -------------   --------
                                                                  (IN THOUSANDS)
Long-term debt (a)......................  $659,679    $20,000       $150,000        $135,000     $354,679
Promissory notes and capitalized
  obligations (a) (b)...................    25,294     11,275          7,295           4,007        2,717
Operating leases (c)....................    56,570     11,736         17,923           8,574       18,337
                                          --------    -------       --------        --------     --------
Total contractual cash obligations......  $741,543    $43,011       $175,218        $147,581     $375,733
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

    In addition to the operating leases noted in the table above, as at June 14, 2003, the Company leased approximately 1,200 vehicles under a master operating lease agreement, which has a minimum lease term of 12 months. The Company's practice is to continue these leases on a month-to-month basis after the expiry of the minimum lease term. Lease payments for these vehicles are projected to be $8.2 million over the next 12 months.

    The following table details the Company's amounts of commercial commitments as of June 14, 2003.

                                                               AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                          ----------------------------------------------------
                                          TOTAL AMOUNTS   LESS THAN                                    AFTER
COMMERCIAL COMMITMENTS                      COMMITTED      1 YEAR      1 - 3 YEARS     4 - 5 YEARS    5 YEARS
----------------------                    -------------   ---------   -------------   -------------   --------
                                                                     (IN THOUSANDS)
Lines of credit (a).....................     $--           $ --          $--              $--          $--
Standby letters of credit (b)...........      12,436        12,436        --              --            --
                                             -------       -------       -------          ------       -----
Total contractual cash obligations......     $12,436       $12,436       $--              $--          $--
                                             =======       =======       =======          ======       =====

------------------------

(a) Relates to the Company's Credit Facility, which has a borrowing base of $64.7 million at June 14, 2003, less outstanding letters of credit, described more fully in Note 5 to the interim consolidated financial statements. In addition to the outstanding letters of credit described in
    (b) below, $20.0 million was outstanding under the Credit Facility as of June 27, 2003. The $20.0 million outstanding results from the $30.0 million optional redemption of the Company's 11.0% Senior secured notes, due in 2007. The expiry date of the Credit Facility is April 30, 2004.

(b) Standby letters of credit primarily relate to a court ordered legal claim, surety bonds for various pre-need sales trusting requirements and security for certain automobile operating leases and cash management services.

OTHER INFORMATION

    The Company's earnings from continuing operations before interest, taxes, depreciation and amortization, and provision for asset impairment ("EBITDA from continuing operations") for the 12 and 24 weeks ended June 14, 2003, and June 15, 2002, are presented in the table below and reconciled to the Company's net income (loss) from continuing operations. EBITDA is presented, because it is a widely accepted financial indicator of a company's ability to incur and service debt and it is the basis on which compliance with the financial covenants under the Company's debt agreements is determined. EBITDA is not a term that has specific meaning in accordance with GAAP and may be calculated differently by other companies. EBITDA should not be considered in isolation, as a substitute for earnings from operations or cash flow data calculated in accordance with GAAP, or as a measure of a company's profitability or liquidity.

                                                       12 WEEKS ENDED                      24 WEEKS ENDED
                                              ---------------------------------   ---------------------------------
                                               JUNE 14, 2003     JUNE 15, 2002     JUNE 14, 2003     JUNE 15, 2002
                                              ---------------   ---------------   ---------------   ---------------
                                                                          (IN MILLIONS)
EBITDA FROM CONTINUING OPERATIONS:
Net income (loss) from continuing
  operations................................       $(1.8)            $ 1.6             $13.6             $ 7.0
Income taxes................................         1.2               0.3              (7.9)              3.0
Interest on long-term debt..................        18.5              20.2              37.3              41.1
Depreciation and amortization...............        10.3               8.2              19.4              17.3
Provision for asset impairment..............         3.4            --                   3.4            --
                                                   -----             -----             -----             -----
EBITDA from continuing operations...........       $31.6             $30.3             $65.8             $68.4
                                                   =====             =====             =====             =====

DISPOSITIONS

    During the 24 weeks ended June 14, 2003, the Company closed six funeral and one combination locations, and sold five funeral, 17 cemetery and two combination locations. At June 14, 2003, the Company had four cemeteries under signed agreements for sale, with net assets and expected proceeds of approximately $0.1 million.

    Subsequent to June 14, 2003, the Company identified 86 funeral, 30 cemetery and four combination locations with net assets of approximately $68.2 million for disposal, as they do not meet the Company's future geographic and strategic objectives. These locations are in addition to the locations previously identified as held for sale. The Company has not yet determined the estimated proceeds from the expected sale of these funeral homes and cemeteries, which are still included in continuing operations, however they will be reclassified to discontinued operations in the third quarter.

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

    The Company's insurance subsidiaries are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company and its other subsidiaries. The cash flow from operations of the insurance subsidiaries for the 24 weeks ended June 14, 2003, was approximately $13.5 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For information regarding the Company's exposure to certain market risks, see Item 7A "-- Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the 52 weeks ended December 28, 2002, as filed with the SEC. As of June 14, 2003, there were no material changes in such matters disclosed in the Form 10-K.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    For information regarding the Company's legal proceedings, see Note 8 to the Company's interim consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, which Note 8 is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's 2002 annual meeting of stockholders was held on May 1, 2003. All director nominees were elected. The voting tabulation was as follows: Lloyd
E. Campbell: 21,782,083 votes for, 121,790 votes withheld; Anthony G. Eames:
21,782,107 votes for, 121,766 votes withheld; Charles M. Elson: 19,737,360 votes for, 2,166,513 votes withheld; David R. Hilty: 19,737,336 votes for, 2,166,537 votes withheld; Paul A. Houston: 19,735,316 votes for, 2,168,557 votes withheld; Olivia F. Kirtley: 19,737,360 votes for, 2,166,513 votes withheld; John S.
Lacey: 16,232,537 votes for, 5,671,336 votes withheld; William R. Riedl:
21,782,107 votes for, 121,766 votes withheld; W. MacDonald Snow: 19,736,954 votes for, 2,166,919 votes withheld. The proposal to ratify the retention of KPMG, LLP, as independent auditors for the fiscal year ending January 3, 2004, was approved. The voting tabulation was as follows: 19,841,090 votes for, 2,057,864 votes against, and 4,919 abstentions.

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

THE COMPANY HAS SUBSTANTIAL DEBT

    1. SUBSTANTIAL LEVERAGE WILL CONTINUE. The Company's total carrying value of long-term indebtedness (including the current portion thereof) is significant. While the Company believes that future operating cash flow, together with financing arrangements, will be sufficient to finance operating requirements under the Company's business plan, the Company's leverage and debt service requirements could make it more vulnerable to economic downturns in the markets the Company intends to serve or in the economy generally. The Company's indebtedness could restrict its ability to obtain additional financing in the future and, because the Company may be more leveraged than certain of its competitors, could place the Company at a competitive disadvantage.

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

 *10.35                 Employment Agreement dated January 23, 2003, by and between
                        Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed May 1, 2003)

 *10.36                 Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey**

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
 *10.37                 Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and Paul A. Houston**

 *10.38                 Alderwoods Group, Inc. 2002 Equity Incentive Plan
                        (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed March 28, 2002)

 *10.39                 Director Compensation Plan (incorporated by reference to
                        Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc.,
                        SEC File No. 000-33277, filed March 28, 2002)

 *10.40                 Alderwoods Group Canada Inc. 2003-2005 Executive Strategic
                        Incentive Plan**

**99.1                  Certifications of Chief Executive Officer and Chief
                        Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------

*   Indicates management contract or compensatory plan or arrangement.

**  Filed herewith.

(B) REPORTS ON FORM 8-K

    The following Current Report on Form 8-K was filed by Alderwoods Group during the 12 weeks ended June 14, 2003:

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

 May 2, 2003 (dated        Item 7. Financial       Press release announcing Alderwoods Group,
  May 1, 2003)             Statements, Pro Forma   Inc.'s unaudited financial results for the
                           Financial Information   12 weeks ended March 22, 2003.
                           and Exhibits
                           Item 9. Regulation FD
                           Disclosure

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ALDERWOODS GROUP, INC.

                                                       By:             /s/ KENNETH A. SLOAN
                                                            -----------------------------------------
                                                                         Kenneth A. Sloan
                                                            EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                             OFFICER (PRINCIPAL FINANCIAL OFFICER AND
Dated: July 24, 2003                                                CHIEF ACCOUNTING OFFICER)

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

                                                       By:             /s/ PAUL A. HOUSTON
                                                            -----------------------------------------
                                                                         Paul A. Houston
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                             DIRECTOR
Dated: July 24, 2003                                              (PRINCIPAL EXECUTIVE OFFICER)

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

                                                       By:             /s/ KENNETH A. SLOAN
                                                            -----------------------------------------
                                                                         Kenneth A. Sloan
                                                            EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                                             OFFICER
                                                                 (PRINCIPAL FINANCIAL OFFICER AND
Dated: July 24, 2003                                                CHIEF ACCOUNTING OFFICER)

                            EXHIBITS FILED HEREWITH

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
10.36                   Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey.

10.37                   Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and Paul A. Houston.

10.40                   Alderwoods Group Canada Inc. 2003-2005 Executive Strategic
                        Incentive Plan.

99.1                    Certifications of Chief Executive Officer and Chief
                        Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.