Form 10-Q
period 2003-10-04
ALDERWOODS GROUP INC
filed 2003-11-12
CIK 927914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the 16 weeks ended October 4, 2003

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

                            ------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    At November 1, 2003, there were 39,978,611 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ALDERWOODS GROUP, INC.

                                                                                                    PAGE
                                                                                                  --------
PART I.                 FINANCIAL INFORMATION

                        ITEM 1.    FINANCIAL STATEMENTS:

                                   CONSOLIDATED BALANCE SHEETS
                                     as of October 4, 2003 and December 28, 2002...............          1

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                     for the 16 and 40 Weeks Ended October 4, 2003 and October
                                     5, 2002...................................................          2

                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     for the 40 Weeks Ended October 4, 2003....................          3

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     for the 16 and 40 Weeks Ended October 4, 2003 and
                                     October 5, 2002...........................................          4

                                   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS..........          5

                        ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                     AND RESULTS OF OPERATIONS.................................         22

                        ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                     MARKET RISK...............................................         34

                        ITEM 4.    CONTROLS AND PROCEDURES.....................................         35

PART II.                OTHER INFORMATION

                        ITEM 1.    LEGAL PROCEEDINGS...........................................         36

                        ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS...................         36

                        ITEM 5.    OTHER INFORMATION...........................................         36

                        ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K............................         40

SIGNATURES.....................................................................................         44

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                       EXPRESSED IN THOUSANDS OF DOLLARS
                            EXCEPT NUMBER OF SHARES

                                                              OCTOBER 4,    DECEMBER 28,
                                                                 2003           2002
                                                              -----------   -------------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................  $   33,223     $   46,112
  Receivables, net of allowances............................      38,801         56,639
  Inventories...............................................      20,587         18,751
  Other.....................................................      25,729         22,046
  Assets held for sale......................................     486,695        543,624
                                                              ----------     ----------
                                                                 605,035        687,172
Pre-need funeral contracts..................................     945,102        947,907
Pre-need cemetery contracts.................................     322,988        349,176
Cemetery property...........................................     118,626        122,736
Property and equipment......................................     552,596        553,628
Insurance invested assets...................................     182,721        160,086
Deferred income tax assets..................................       4,880          3,371
Goodwill....................................................     320,782        320,708
Other assets................................................      29,877         25,265
                                                              ----------     ----------
                                                              $3,082,607     $3,170,049
                                                              ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities..................  $  140,693     $  154,751
  Current maturities of long-term debt......................      20,940         88,087
  Liabilities associated with assets held for sale..........     332,199        358,526
                                                              ----------     ----------
                                                                 493,832        601,364
Long-term debt..............................................     639,805        667,451
Deferred pre-need funeral contract revenue..................     948,400        948,129
Deferred pre-need cemetery contract revenue.................     261,544        249,047
Insurance policy liabilities................................     162,818        137,626
Deferred income tax liabilities.............................      24,999         25,000
Other liabilities...........................................      16,045         18,030
                                                              ----------     ----------
                                                               2,547,443      2,646,647
                                                              ----------     ----------
Stockholders' equity
  Common stock, $0.01 par value, 100,000,000 shares
    authorized, 39,977,794 issued and outstanding
    (December 28, 2002 -- 39,941,271).......................         400            399
  Capital in excess of par value............................     739,893        739,711
  Accumulated deficit.......................................    (233,357)      (233,744)
  Accumulated other comprehensive income....................      28,228         17,036
                                                              ----------     ----------
                                                                 535,164        523,402
                                                              ----------     ----------
                                                              $3,082,607     $3,170,049
                                                              ==========     ==========

COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 8)

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                       EXPRESSED IN THOUSANDS OF DOLLARS
           EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES OUTSTANDING

                                                          16 WEEKS ENDED            40 WEEKS ENDED
                                                      -----------------------   -----------------------
                                                      OCTOBER 4,   OCTOBER 5,   OCTOBER 4,   OCTOBER 5,
                                                         2003         2002         2003         2002
                                                      ----------   ----------   ----------   ----------
Revenue
  Funeral...........................................   $140,660    $ 137,317     $373,451    $ 373,414
  Cemetery..........................................     46,783       45,154      121,914      111,015
  Insurance.........................................     23,132       20,417       53,591       48,004
                                                       --------    ---------     --------    ---------
                                                        210,575      202,888      548,956      532,433
                                                       --------    ---------     --------    ---------
Costs and expenses
  Funeral...........................................    110,034      114,663      289,312      284,538
  Cemetery..........................................     42,665       41,908      106,783      101,482
  Insurance.........................................     22,884       20,411       52,240       47,641
                                                       --------    ---------     --------    ---------
                                                        175,583      176,982      448,335      433,661
                                                       --------    ---------     --------    ---------
                                                         34,992       25,906      100,621       98,772
General and administrative expenses.................     13,247       10,106       32,394       33,650
Provision for goodwill impairment...................         --      227,514           --      227,514
Provision for asset impairment......................        536           --        4,112           --
                                                       --------    ---------     --------    ---------
Earnings (loss) from operations.....................     21,209     (211,714)      64,115     (162,392)
Interest on long-term debt..........................     27,712       26,086       65,024       67,090
Other expense (income), net.........................        248       (8,082)         207       (8,450)
                                                       --------    ---------     --------    ---------
Loss before income taxes............................     (6,751)    (229,718)      (1,116)    (221,032)
Income taxes........................................       (174)      (1,406)      (8,048)         873
                                                       --------    ---------     --------    ---------
Net income (loss) from continuing operations........     (6,577)    (228,312)       6,932     (221,905)

Discontinued operations (Note 7)
  Loss from discontinued operations.................     (6,436)     (24,584)      (4,649)     (19,795)
  Income taxes......................................        172        1,319        1,896        3,701
                                                       --------    ---------     --------    ---------
Loss from discontinued operations...................     (6,608)     (25,903)      (6,545)     (23,496)
                                                       --------    ---------     --------    ---------

Net income (loss)...................................   $(13,185)   $(254,215)    $    387    $(245,401)
                                                       ========    =========     ========    =========

Basic and diluted earnings (loss) per Common share:
  Net income (loss) from continuing operations......   $  (0.16)   $   (5.72)    $   0.17    $   (5.56)
  Loss from discontinued operations.................      (0.17)       (0.65)       (0.16)       (0.59)
                                                       --------    ---------     --------    ---------
  Net income (loss).................................   $  (0.33)   $   (6.37)    $   0.01    $   (6.15)
                                                       ========    =========     ========    =========
Basic weighted average number of shares outstanding
  (thousands).......................................     39,976       39,932       39,968       39,909
                                                       ========    =========     ========    =========
Diluted weighted average number of shares
  outstanding (thousands)...........................     39,976       39,932       40,372       39,909
                                                       ========    =========     ========    =========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

           EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT NUMBER OF SHARES

                                                                                   ACCUMULATED
                                            COMMON     CAPITAL IN                     OTHER
                                            STOCK      EXCESS OF    ACCUMULATED   COMPREHENSIVE
                               SHARES     PAR VALUE    PAR VALUE      DEFICIT        INCOME        TOTAL
                             ----------   ----------   ----------   -----------   -------------   --------
Balance at December 28,
  2002.....................  39,941,271      $399       $739,711     $(233,744)      $17,036      $523,402
Comprehensive income:
  Net income...............                                                387                         387
  Other comprehensive
    income:
    Foreign exchange
      adjustment...........                                                           11,785        11,785
    Unrealized holding
      losses on securities,
      net of income taxes
      of $(319)............                                                              (11)          (11)
        Less:
          reclassification
          adjustments for
          gains on
          securities
          included in
          net income.......                                                             (582)         (582)
                                                                                     -------      --------
        Total holding
          losses...........                                                             (593)         (593)
                                                                                     -------      --------
Comprehensive income.......                                                                         11,579
Common stock issued:
  Stock issued in
    connection with the
    settlement of certain
    unsecured claims.......      21,140         1            106                                       107
  Stock issued as
    compensation in lieu of
    cash...................      15,383                       76                                        76
                             ----------      ----       --------     ---------       -------      --------
Balance at October 4,
  2003.....................  39,977,794      $400       $739,893     $(233,357)      $28,228      $535,164
                             ==========      ====       ========     =========       =======      ========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                       16 WEEKS ENDED            40 WEEKS ENDED
                                                   -----------------------   -----------------------
                                                   OCTOBER 4,   OCTOBER 5,   OCTOBER 4,   OCTOBER 5,
                                                      2003         2002         2003         2002
                                                   ----------   ----------   ----------   ----------
CASH PROVIDED BY (APPLIED TO)
Operations
  Net income (loss)..............................  $ (13,185)   $(254,215)   $     387    $(245,401)
  Loss from discontinued operations,
    net of tax...................................      6,608       25,903        6,545       23,496
  Items not affecting cash
    Depreciation and amortization................     12,378       11,613       30,736       27,989
    Amortization of debt issue costs.............        967           --        1,360           --
    Insurance policy benefit reserves............     11,824       10,907       24,915       24,291
    Provision for goodwill impairment............         --      227,514           --      227,514
    Provision for asset impairment...............        536           --        4,112           --
    Loss on disposal of subsidiaries and
      investments................................        439          252          372          510
    Deferred income taxes........................       (950)        (635)      (1,280)        (900)
Other, including net changes in other non-cash
  balances.......................................        864       (2,577)      26,694       (5,527)
                                                   ---------    ---------    ---------    ---------
Net cash provided by continuing operations.......     19,481       18,762       93,841       51,972
Net cash provided by discontinued operations.....      8,093      (12,253)      21,781       (8,124)
                                                   ---------    ---------    ---------    ---------
                                                      27,574        6,509      115,622       43,848
                                                   ---------    ---------    ---------    ---------
Investing
  Proceeds on disposition of assets and
    investments..................................      2,932        1,404        3,852        6,537
  Purchase of property and equipment and business
    acquisitions.................................     (8,624)      (5,282)     (15,452)     (10,422)
  Purchase of insurance invested assets..........    (35,654)     (26,183)     (68,082)     (86,950)
  Proceeds on disposition and maturities of
    insurance invested assets....................     23,865       15,836       45,272       65,706
                                                   ---------    ---------    ---------    ---------
Net cash provided by continuing operations.......    (17,481)     (14,225)     (34,410)     (25,129)
Net cash provided by discontinued operations.....        206       (4,019)       5,378          907
                                                   ---------    ---------    ---------    ---------
                                                     (17,275)     (18,244)     (29,032)     (24,222)
                                                   ---------    ---------    ---------    ---------
Financing
  Increase in long-term debt.....................    299,939           17      330,448          502
  Repayment of long-term debt....................   (331,522)     (17,034)    (427,718)     (74,462)
                                                   ---------    ---------    ---------    ---------
Net cash provided by continuing operations.......    (31,583)     (17,017)     (97,270)     (73,960)
Net cash provided by discontinued operations.....     (1,350)        (246)      (2,209)      (1,694)
                                                   ---------    ---------    ---------    ---------
                                                     (32,933)     (17,263)     (99,479)     (75,654)
                                                   ---------    ---------    ---------    ---------
Decrease in cash and cash equivalents............    (22,634)     (28,998)     (12,889)     (56,028)
Cash and cash equivalents, beginning of period...     55,857       74,531       46,112      101,561
                                                   ---------    ---------    ---------    ---------
Cash and cash equivalents, end of period.........  $  33,223    $  45,533    $  33,223    $  45,533
                                                   =========    =========    =========    =========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 1.  NATURE OF OPERATIONS

    Alderwoods Group, Inc., a Delaware corporation, together with its subsidiaries (collectively, the "Company") is the second-largest operator of funeral homes and cemeteries in North America. As at October 4, 2003, the Company operated 737 funeral homes and 161 cemeteries and 60 combination funeral homes and cemeteries throughout North America and 39 funeral homes in the United Kingdom.

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

    The interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results as of October 4, 2003 and for the 16 and 40 weeks ended October 4, 2003, and October 5, 2002. The interim consolidated financial statements have been prepared on a basis consistent with the accounting policies described in the Company's Annual Report on Form 10-K for the 52 weeks ended December 28, 2002, as filed with the U.S. Securities and Exchange Commission ("SEC") and should be read in conjunction therewith.

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

    The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Any compensation expense recorded is charged against operations over the service period, which generally matches the option vesting period. No stock-based employee compensation cost was recorded for the 16 or 40 weeks ended October 4, 2003, and October 5, 2002, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying Common stock on the grant date. The following table illustrates the effect on net income (loss) and net income (loss) per share, if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation using the Black-Scholes option pricing methodology.

                                                          16 WEEKS ENDED              40 WEEKS ENDED
                                                     -------------------------   -------------------------
                                                     OCTOBER 4,    OCTOBER 5,    OCTOBER 4,    OCTOBER 5,
                                                        2003          2002          2003          2002
                                                     -----------   -----------   -----------   -----------
Net income (loss), as reported.....................   $(13,185)     $(254,215)     $   387      $(245,401)
Total stock-based employee compensation expense
  determined under fair value-based method,
  net of tax.......................................       (686)          (962)      (1,985)        (2,965)
                                                      --------      ---------      -------      ---------
Pro forma net loss.................................   $(13,871)     $(255,177)     $(1,598)     $(248,366)
                                                      ========      =========      =======      =========
Net income (loss) per Common share:
  Basic and diluted, as reported...................   $  (0.33)     $   (6.37)     $  0.01      $   (6.15)
  Basic and diluted, pro forma.....................      (0.35)         (6.39)       (0.04)         (6.22)

COMPARABILITY

    Certain comparative amounts have been reclassified to conform to the presentation adopted in the current period.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING STANDARDS

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Accordingly, FIN No. 46 is applicable to the Company for the fiscal year ending January 3, 2004. The Company is in the process of evaluating the impact of FIN 46 on its financial condition, results of operations and cash flows and believes that its receivables from funeral and cemetery trusts will be consolidated at fair value in the Company's consolidated balance sheet. The Company is in the process of determining the impact, if any, the adoption of FIN No. 46 will have on its accounting for perpetual care trust funds.

    In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS No. 149). FAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133 ("FAS No. 133"). FAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specifically noted in FAS No. 149.
FAS No. 149 should be applied prospectively. The adoption of FAS No. 149 had no impact on the Company's financial condition or results of operations.

    In May 2003, the FASB issued Statement of Financial Accounting Standards
No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS No. 150). FAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, were accounted for as equity. FAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments: (1) mandatorily redeemable shares, which the issuer is obligated to buy back in exchange for cash or other assets; (2) put options and forward purchase contracts that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; and,
(3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. Most of the guidance in FAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS No. 150 had no impact on the Company's financial condition or results of operations.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 3.  PRE-NEED FUNERAL ACTIVITIES

    The balance in pre-need funeral contracts represents customer receivables, amounts due from trust funds and third-party insurance companies related to unperformed, price-guaranteed, pre-need funeral contracts. The components of pre-need funeral contracts in the consolidated balance sheets are as follows:

                                                      OCTOBER 4,    DECEMBER 28,
                                                         2003           2002
                                                      -----------   -------------
                                                      (UNAUDITED)
Customer receivables................................  $   39,335     $   47,136
Amounts receivable from funeral trusts..............     346,369        345,780
Amounts receivable from third-party insurance
  companies.........................................     702,175        702,544
Allowance for contract cancellations and refunds....    (142,777)      (147,553)
Amounts receivable related to insurance policies in
  force with subsidiary insurance company...........     175,089        145,715
                                                      ----------     ----------
Total value of pre-need funeral contracts...........   1,120,191      1,093,622
  Less: amounts receivable related to insurance
    policies in force with subsidiary insurance
    company.........................................    (175,089)      (145,715)
                                                      ----------     ----------
Pre-need funeral contracts..........................  $  945,102     $  947,907
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

    The activities in deferred pre-need funeral contract revenue were as follows:

                                                        16 WEEKS      40 WEEKS
                                                          ENDED         ENDED
                                                       OCTOBER 4,    OCTOBER 4,
                                                          2003          2003
                                                       -----------   -----------
Deferred pre-need funeral contract revenue:
  Beginning balance..................................  $  949,396    $  948,129
  Sales, net of cancellations........................      16,163        56,025
  Maturities.........................................     (24,355)      (81,654)
  Net increase in insurance benefits from third party
    insurance companies and deferred earnings
    realized on funeral trust balances...............       6,658        19,356
  Change in cancellation reserve.....................         875         1,894
  Dispositions and other.............................        (337)        4,650
                                                       ----------    ----------
  Ending balance.....................................  $  948,400    $  948,400
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

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 4.  PRE-NEED CEMETERY ACTIVITIES

PRE-NEED CEMETERY CONTRACTS

    The balance in pre-need cemetery contracts represents customer receivables for cemetery interment rights, and cemetery merchandise and services, and amounts due from trust funds related to unfulfilled, price-guaranteed, pre-need cemetery contracts. The components of pre-need cemetery contracts in the consolidated balance sheets are as follows:

                                                       OCTOBER 4,    DECEMBER 28,
                                                          2003           2002
                                                       -----------   -------------
                                                       (UNAUDITED)
Customer receivables.................................    $ 85,587      $ 96,694
Unearned finance income..............................      (9,271)       (9,126)
Amounts receivable from cemetery trusts..............     271,543       284,487
Allowance for contract cancellations and refunds.....     (24,871)      (22,879)
                                                         --------      --------
                                                         $322,988      $349,176
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

    The activities in deferred pre-need cemetery contract revenue were as follows:

                                                           16 WEEKS      40 WEEKS
                                                             ENDED         ENDED
                                                          OCTOBER 4,    OCTOBER 4,
                                                             2003          2003
                                                          -----------   -----------
Deferred pre-need cemetery contract revenue:
  Beginning balance.....................................    $262,503      $249,047
  Sales, net of cancellations...........................      22,284        59,154
  Dispositions and other................................      (1,787)        8,427
  Maturities............................................     (23,832)      (57,782)
  Earnings realized on amounts receivable from cemetery
    trusts and deferred.................................       2,412         2,357
  Change in cancellation reserve........................         (36)          341
                                                            --------      --------
  Ending balance........................................    $261,544      $261,544
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

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 4.  PRE-NEED CEMETERY ACTIVITIES (CONTINUED)
PERPETUAL CARE TRUSTS

    The perpetual care trust funds are not included in the Company's consolidated balance sheets, as the principal of these trusts cannot be withdrawn by the Company. The cost basis of the trust investments was $263,840,000 and $266,890,000, at October 4, 2003, and December 28, 2002,
respectively.

    Investment earnings of perpetual care trust funds are recognized in cemetery revenue when realized and are used to help defray the maintenance costs of cemeteries, which are expensed as incurred.

NOTE 5.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                  OCTOBER 4, 2003                         DECEMBER 28, 2002
                                       --------------------------------------   --------------------------------------
                                                    (UNAUDITED)
                                         PARENT                                   PARENT
                                        COMPANY                   ALDERWOODS     COMPANY                   ALDERWOODS
                                       ALDERWOODS   ROSE HILLS      GROUP       ALDERWOODS   ROSE HILLS      GROUP
                                         GROUP       COMPANY     CONSOLIDATED     GROUP       COMPANY     CONSOLIDATED
                                       ----------   ----------   ------------   ----------   ----------   ------------
    Revolving credit facility (a)....   $     --     $     --      $     --      $     --     $     --      $     --
    Bank credit agreement (b)........         --           --            --            --       52,642        52,642
    Senior secured term loan B due in
      2008 (a)(c)....................    275,000           --       275,000            --           --            --
    11.00% Senior secured notes due
      in 2007 (d)....................         --           --            --       235,000           --       235,000
    9.50% Senior subordinated notes
      due in 2004 (e)................         --           --            --            --       77,800        77,800
    12.25% Senior unsecured notes due
      in 2009 (f)....................    330,000           --       330,000       330,000           --       330,000
    12.25% Convertible subordinated
      notes due in 2012 (g)..........     32,086           --        32,086        32,779           --        32,779
    Promissory notes and capitalized
      obligations, certain of which
      are secured by assets of
      certain subsidiaries...........     22,909          750        23,659        26,108        1,209        27,317
                                        --------     --------      --------      --------     --------      --------
                                         659,995          750       660,745       623,887      131,651       755,538
    Less, current maturities of
      long-term debt.................     20,496          444        20,940        34,781       53,306        88,087
                                        --------     --------      --------      --------     --------      --------
                                        $639,499     $    306      $639,805      $589,106     $ 78,345      $667,451
                                        ========     ========      ========      ========     ========      ========

    ------------------------------

    (a) On September 17, 2003, the Company entered into a new $325,000,000 senior secured facility (the "Credit Agreement"), which was funded on September 29, 2003, and included a $275,000,000 term loan (the "Term
       Loan B") and a $50,000,000 revolving credit facility (the "Revolving Credit Facility") to replace its previous credit facility entered into on January 2, 2002. As a result, the Company retired the remaining balance of $195,000,000 on its 11.00% Senior secured notes, due in 2007, and the principal amount of $80,000,000 on its 9.50% Senior subordinated notes, due in 2004. The Revolving Credit Facility includes $20,000,000 available in the form of letters of credit. The Revolving Credit Facility is intended to be used primarily to fund the

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 5.  LONG-TERM DEBT (CONTINUED)
       Company's working capital needs, and bears interest at a rate per annum in accordance with graduated pricing based upon the Company's consolidated leverage ratio. The Company has the option to elect the type of borrowing that has an interest rate equal to either (i) a base rate (4.00% at October 4, 2003), plus 2.00%, or (ii) LIBOR (1.15% at
       October 4, 2003), plus 3.25%. An annual fee of 0.50% is charged on the unused portion of the Credit Agreement. Material covenants in the Credit Agreement include a requirement to maintain a minimum interest coverage ratio and fixed charge coverage ratio, a requirement not to exceed a maximum leverage ratio, a yearly maximum on capital expenditures and cemetery development and specified maximum amounts for capital lease obligations, unsecured indebtedness, acquisitions, certain investments and sales of accounts receivable. The Credit Agreement is secured by specified real property, and substantially all personal property of the Company and specified subsidiaries. The expiry date of the Credit Agreement is September 29, 2008.

        As of October 4, 2003, the amount available under the Revolving Credit Facility was $50,000,000, less $13,811,000 in outstanding letters of credit.

    (b) On April 1, 2003, the Company repaid all outstanding principal amounts and accrued interest under, and terminated, the subsidiary credit agreement.

    (c) The Term Loan B bears interest at a rate per annum equal to LIBOR (with an average rate of 1.13% at October 4, 2003), plus 3.25%. The Term
       Loan B is repayable in quarterly installments of $2,500,000 from January 3, 2004 to October 9, 2004, $3,750,000 from January 1, 2005 to October 8, 2005, and $5,000,000 from December 31, 2005 to June 14, 2008, with a lump sum payment of the then-outstanding amount on the maturity date.

    (d) On September 29, 2003, the Company repaid all outstanding principal amounts and accrued interest under, and terminated, the 11.00% Senior secured notes, due in 2007.

    (e) On September 29, 2003, the Company repaid all outstanding principal amounts and accrued interest under, and terminated, the 9.50% Senior subordinated notes, due in 2004. As a result, the Company paid a premium of $1,266,400 for the early retirement. In addition, an unamortized discount of $1,376,000 is included in interest expense for the 40 weeks ended October 4, 2003.

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

    (g) On January 2, 2002, the Company issued 12.25% Convertible subordinated notes, due in 2012, with an effective annual interest rate of 8.6%. Interest is payable semi-annually on March 15 and September 15. The notes are convertible at the holder's option at any time into the Company's Common stock at an initial conversion rate of $17.17 per share, adjusted for subsequent dividends, stock splits and issuance of rights, options and warrants. At October 4, 2003, and December 28, 2002, the conversion rate was $17.17 per share. The carrying amount includes unamortized premium of $7,408,000 (December 28, 2002 -- $8,100,000), which is recognized by a reduction in interest expense over the term of the notes. The notes are redeemable at the option of the Company, in whole or in part, at 100% of the stated principal amount, plus accrued and unpaid interest to (but not including) the applicable redemption date, provided however, that prior to January 2, 2004, the Company may not optionally redeem the notes unless the then-market price of the Company's Common stock is at least 15% greater than the then-applicable conversion price.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 5.  LONG-TERM DEBT (CONTINUED)
    The Credit Agreement, 12.25% Senior unsecured notes due in 2009, and 12.25% Convertible subordinated notes due in 2012, are guaranteed by substantially all of Alderwoods Group's wholly-owned U.S. subsidiaries, other than Alderwoods Group's insurance subsidiaries and other specified excluded subsidiaries. Alderwoods Group, the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several.

    In certain change of control situations, the Company is required to make an offer to purchase the then-outstanding 12.25% Convertible subordinated notes due in 2012, at a price equal to 100% of their stated principal amount, and for the 12.25% Senior unsecured notes due in 2009, at a price equal to 101% of their stated principal amount, plus in each case, accrued and unpaid interest to the applicable repurchase date.

    The Credit Agreement and the indentures governing the 12.25% Senior unsecured notes due in 2009 and 12.25% Convertible subordinated notes due in 2012 prohibit the Company from consummating certain asset sales unless:
(a) consideration at least equal to fair market value is received; and
(b) except with respect to specified assets, not less than 75% of the consideration for the asset sale is paid in cash. Within 270 days of the receipt of net proceeds from any such asset sale, the Company has the discretion to apply such net proceeds at its option (or as otherwise required), up to $10,000,000 in any fiscal year, but not to exceed $35,000,000 in the aggregate, to make capital expenditures or acquisitions of other assets in the same line of business as the Company or specified subsidiaries or businesses related thereto, or enter into definitive agreements for the reinvestment of such asset sale proceeds that are consummated within 360 days following receipt of such net cash proceeds. To the extent the Company receives net proceeds from any such asset sale not applied in accordance with the immediately preceding sentence in excess of certain thresholds, the Company must make mandatory repayments under the Credit Agreement.

    Material covenants under the Credit Agreement and indentures governing 12.25% Senior unsecured notes due in 2009 and 12.25% Convertible subordinated notes due in 2012 include restrictions placed on the Company and specified subsidiaries to incur additional indebtedness, pay dividends, repay subordinate or junior indebtedness, and encumber property or assets.

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

    Previously, the Company designated certain parcels of surplus real estate as held for sale, as they do not meet the Company's future geographic and strategic objectives. During the 40 weeks ended October 4, 2003, the Company determined that the carrying amounts of certain parcels of the surplus real estate now exceeded the fair market value, less estimated cost to sell. Accordingly, the Company has recorded a long-lived asset impairment provision of $4,112,000 for the 40 weeks ended October 4, 2003.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 6.  PROVISION FOR ASSET IMPAIRMENT (CONTINUED)
    The fair market value was determined by specific offer or bid, or an estimate based on comparable recent sales transactions. The asset impairment provisions include management estimates. As a result, actual results could differ significantly from these estimates.

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

    During the 16 weeks ended October 4, 2003, the Company identified
79 funeral, 30 cemetery and four combination locations for disposal, in addition to all 39 funeral locations in the United Kingdom previously identified for disposal, as they are not strategic to the Company's long-term objective to focus capital and management resources in North America. The Company also previously had identified its life insurance operations for disposal, which is not strategic to the Company's long-term objectives, and is not in support of the Company's North American pre-need funeral sales efforts. These are in addition to the 10 funeral and 52 cemetery locations remaining from locations previously designated as held for sale.

    The Company has classified all the locations identified for disposal as assets held for sale in the consolidated balance sheets and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition as income from discontinued operations. The Company has also reclassified prior periods to reflect any comparative amounts on a similar basis, including locations sold in 2002.

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

                                                            16 WEEKS ENDED              40 WEEKS ENDED
                                                       -------------------------   -------------------------
                                                       OCTOBER 4,    OCTOBER 5,    OCTOBER 4,    OCTOBER 5,
                                                          2003          2002          2003          2002
                                                       -----------   -----------   -----------   -----------
Revenue
  Funeral............................................   $ 10,367      $ 12,051      $ 28,434      $ 34,288
  Cemetery...........................................      7,165         8,045        21,024        20,237
  Insurance..........................................     16,619        17,541        42,038        42,801
                                                        --------      --------      --------      --------
                                                        $ 34,151      $ 37,637      $ 91,496      $ 97,326
                                                        ========      ========      ========      ========
Gross margin
  Funeral............................................   $    729      $ (2,152)     $  1,186      $    (91)
  Cemetery...........................................      1,136        (1,231)        1,654        (3,343)
  Insurance..........................................      3,069         3,807         7,984         9,128
                                                        --------      --------      --------      --------
                                                           4,934           424        10,824         5,694
Provision for goodwill impairment....................         --       (14,690)           --       (14,690)
Long-lived asset impairment on assets identified as
  held for sale......................................    (12,151)         (435)      (21,501)         (434)
Income (loss) on disposal of locations identified as
  held
  for sale...........................................        781        (9,883)        6,028       (10,365)
                                                        --------      --------      --------      --------
Loss from discontinued operations, before tax........   $ (6,436)     $(24,584)     $ (4,649)     $(19,795)
                                                        ========      ========      ========      ========
Depreciation and amortization included in gross
  margin.............................................   $    621      $  1,732      $  3,109      $  4,453
                                                        ========      ========      ========      ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 7. DISCONTINUED OPERATIONS OF ASSETS HELD FOR SALE (CONTINUED) Details of assets held for sale at October 4, 2003, are as follows:

                                                      FUNERAL    CEMETERY   INSURANCE    TOTAL
                                                      --------   --------   ---------   --------
Assets held for sale
  Current assets....................................  $  6,019   $  3,678   $  2,851    $ 12,548
  Pre-need contracts................................    48,343     72,916         --     121,259
  Cemetery property.................................        --     25,829         --      25,829
  Property and equipment............................    42,680     12,572        798      56,050
  Insurance invested assets.........................        --         --    252,290     252,290
  Goodwill..........................................    15,194         --         --      15,194
  Other assets......................................    (9,991)    (9,639)    23,155       3,525
                                                      --------   --------   --------    --------
                                                      $102,245   $105,356   $279,094    $486,695
                                                      ========   ========   ========    ========
Liabilities associated with assets held for sale
  Current liabilities...............................  $  3,918   $    224   $  2,528    $  6,670
  Deferred pre-need contract revenue................    43,270     71,255         --     114,525
  Insurance policy liabilities......................        --         --    204,586     204,586
  Other liabilities.................................     1,014      5,404         --       6,418
                                                      --------   --------   --------    --------
                                                      $ 48,202   $ 76,883   $207,114    $332,199
                                                      ========   ========   ========    ========

    Details of assets held for sale at December 28, 2002, are as follows:

                                                      FUNERAL    CEMETERY   INSURANCE    TOTAL
                                                      --------   --------   ---------   --------
Assets held for sale
  Current assets....................................  $  7,402   $  2,895   $  2,845    $ 13,142
  Pre-need contracts................................    52,833    100,021         --     152,854
  Cemetery property.................................        --     27,475         --      27,475
  Property and equipment............................    50,607     15,060        920      66,587
  Insurance invested assets.........................        --         --    245,327     245,327
  Goodwill..........................................    15,071         --         --      15,071
  Other assets......................................     2,105     (3,558)    24,621      23,168
                                                      --------   --------   --------    --------
                                                      $128,018   $141,893   $273,713    $543,624
                                                      ========   ========   ========    ========
Liabilities associated with assets held for sale
  Current liabilities...............................  $  6,864   $    228   $  4,473    $ 11,565
  Deferred pre-need contract revenue................    47,856     88,582         --     136,438
  Insurance policy liabilities......................        --         --    202,614     202,614
  Other liabilities.................................     1,378      6,531         --       7,909
                                                      --------   --------   --------    --------
                                                      $ 56,098   $ 95,341   $207,087    $358,526
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

NOTE 9.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to the statements of cash flows consist of the following:

                                            16 WEEKS ENDED              40 WEEKS ENDED
                                       -------------------------   -------------------------
                                       OCTOBER 4,    OCTOBER 5,    OCTOBER 4,    OCTOBER 5,
                                          2003          2002          2003          2002
                                       -----------   -----------   -----------   -----------
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade............................    $(3,027)     $   (623)     $  4,723      $  8,983
    Other............................      5,327        (2,819)       13,427         6,621
  Inventories........................       (420)         (831)       (1,424)          731
  Prepaid expenses...................       (729)        2,522        (3,324)         (142)
  Pre-need funeral contracts.........     (5,322)       (4,788)       12,757         4,338
  Pre-need cemetery contracts........     14,878        13,597        26,416        18,211
  Cemetery property..................     (1,150)       (3,037)       (2,336)       (6,085)
  Other assets.......................     (8,318)            1        (9,137)       (9,776)

Increase (decrease) in liabilities:
  Accounts payable and accrued
    liabilities......................     (4,569)      (19,419)      (16,556)      (29,697)
  Deferred pre-need funeral contract
    revenue..........................      2,441         5,541        (9,052)      (13,232)
  Deferred pre-need cemetery contract
    revenue..........................       (946)        2,197        12,198         8,746
  Other liabilities..................        345           (38)       (2,033)       (3,035)
  Insurance policy liabilities.......        158         1,032           277          (332)
  Other changes in non-cash
    balances.........................      2,196         4,088           758         9,142
                                         -------      --------      --------      --------
                                         $   864      $ (2,577)     $ 26,694      $ (5,527)
                                         =======      ========      ========      ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 9.  CHANGES IN OTHER NON-CASH BALANCES (CONTINUED)

                                            16 WEEKS ENDED              40 WEEKS ENDED
                                       -------------------------   -------------------------
                                       OCTOBER 4,    OCTOBER 5,    OCTOBER 4,    OCTOBER 5,
                                          2003          2002          2003          2002
                                       -----------   -----------   -----------   -----------
Supplemental information:
  Interest paid......................    $48,089      $ 36,547      $ 75,101      $ 56,491
  Income taxes paid, net of
    refunds..........................     (9,015)        2,295        (7,695)        6,944
  Bad debt expense...................      1,901         2,273         4,872         6,095

  Non-cash investing and financing
    activities:
    Stock issued in connection with
      the settlement of certain
      unsecured claims...............         --            --           107            --
    Stock issued in connection with
      key employee retention plan....         --            --            --           262
    Stock issued as compensation in
      lieu of cash...................         31           464            76           479
    Capital leases entered into......        125          (235)          168           505

NOTE 10.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts is as follows:

                                                       OCTOBER 4,    DECEMBER 28,
                                                          2003           2002
                                                       -----------   -------------
                                                       (UNAUDITED)
Receivables, net of allowances:
  Customer receivables...............................   $ 53,160       $ 55,385
  Allowance for doubtful accounts....................    (10,849)        (8,877)
  Other..............................................     (3,510)        10,131
                                                        --------       --------
                                                        $ 38,801       $ 56,639
                                                        ========       ========
Cemetery property:
  Developed land and lawn crypts.....................   $ 36,112       $ 36,660
  Undeveloped land...................................     30,856         31,536
  Mausoleums.........................................     51,658         54,540
                                                        --------       --------
                                                        $118,626       $122,736
                                                        ========       ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 10.  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

                                                       OCTOBER 4,    DECEMBER 28,
                                                          2003           2002
                                                       -----------   -------------
                                                       (UNAUDITED)
Property and equipment:
  Land...............................................   $181,287       $181,541
  Buildings and improvements.........................    348,703        337,640
  Automobiles........................................     14,308         12,883
  Furniture, fixtures and equipment..................     43,039         36,932
  Computer hardware and software.....................     14,185         11,067
  Accumulated depreciation and amortization..........    (48,926)       (26,435)
                                                        --------       --------
                                                        $552,596       $553,628
                                                        ========       ========
Other assets:
  Intangible assets..................................     11,025         10,514
  Notes receivable...................................      3,414          3,767
  Other..............................................     15,438         10,984
                                                        --------       --------
                                                        $ 29,877       $ 25,265
                                                        ========       ========
Accounts payable and accrued liabilities:
  Trade payables.....................................   $ 19,309       $ 18,184
  Interest...........................................      4,300         15,532
  Accrued liabilities................................     48,759         51,068
  Accrued taxes......................................     38,859         33,774
  Reorganization costs...............................     18,619         26,289
  Other..............................................     10,847          9,904
                                                        --------       --------
                                                        $140,693       $154,751
                                                        ========       ========
Other liabilities:
  Perpetual care liability...........................      7,835         10,846
  Notes payable......................................      8,908          6,921
  Other..............................................       (698)           263
                                                        --------       --------
                                                        $ 16,045       $ 18,030
                                                        ========       ========

                                                        40 WEEKS       52 WEEKS
                                                          ENDED          ENDED
                                                       OCTOBER 4,    DECEMBER 28,
                                                          2003           2002
                                                       -----------   -------------
Reorganization costs activity:
  Beginning balance..................................    $ 26,289      $ 57,104
  Additions or adjustments...........................      (2,143)        7,594
  Payments...........................................      (5,527)      (38,409)
                                                         --------      --------
  Ending balance.....................................    $ 18,619      $ 26,289
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

    During the 40 weeks ended October 4, 2003, the Company identified additional funeral, cemetery, combination and insurance locations for disposal. Pursuant to FAS No. 144, the Company has classified all the Company's locations identified for disposal as assets held for sale. The operating results of the locations identified for disposal are reported in the discontinued operations section of the consolidated statement of operations. Accordingly, the results from operations included in the segment reporting below reflect only the Company's continuing operations.

    The Company sells primarily to external customers, though any intersegment sales or transfers occur at market price. The Company evaluates performance based on income from operations of the respective businesses.

FOR THE 16 WEEKS ENDED:                   FUNERAL     CEMETERY   INSURANCE    OTHER     CONSOLIDATED
-----------------------                  ----------   --------   ---------   --------   ------------
Revenue earned from external sales:
  October 4, 2003......................  $  140,660   $ 46,783   $ 23,132    $     --    $  210,575
  October 5, 2002......................     137,317     45,154     20,417          --       202,888

Earnings (loss) from operations:
  October 4, 2003......................  $   30,464   $  3,744   $    248    $(13,247)   $   21,209
  October 5, 2002......................    (204,860)     3,246          6     (10,106)     (211,714)

Depreciation and amortization:
  October 4, 2003......................  $    7,526   $  3,953   $     47    $    852    $   12,378
  October 5, 2002......................       7,197      3,655        159         602        11,613

FOR THE 40 WEEKS ENDED:                   FUNERAL     CEMETERY   INSURANCE    OTHER     CONSOLIDATED
-----------------------                  ----------   --------   ---------   --------   ------------
Revenue earned from external sales:
  October 4, 2003......................  $  373,451   $121,914   $ 53,591    $     --    $  548,956
  October 5, 2002......................     373,414    111,015     48,004          --       532,433

Earnings (loss) from operations:
  October 4, 2003......................  $   81,630   $ 13,527   $  1,352    $(32,394)   $   64,115
  October 5, 2002......................    (138,638)     9,533        363     (33,650)     (162,392)

Depreciation and amortization:
  October 4, 2003......................  $   18,597   $ 10,185   $    102    $  1,852    $   30,736
  October 5, 2002......................      17,527      8,846        159       1,457        27,989

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 11.  SEGMENT REPORTING (CONTINUED)

FOR THE 40 WEEKS ENDED:                   FUNERAL     CEMETERY   INSURANCE    OTHER     CONSOLIDATED
-----------------------                  ----------   --------   ---------   --------   ------------
Total assets at:
  October 4, 2003 (unaudited)..........  $1,850,175   $691,525   $474,246    $ 66,661    $3,082,607
  December 28, 2002....................   1,877,331    769,664    442,617      80,437     3,170,049

Goodwill at:
  October 4, 2003 (unaudited)..........  $  320,782   $     --   $     --    $     --    $  320,782
  December 28, 2002....................     320,708         --         --          --       320,708

    The following table reconciles earnings from operations of reportable segments to total earnings from operations and identifies the components of "Other" segment earnings from operations:

                                                  16 WEEKS ENDED                        40 WEEKS ENDED
                                        -----------------------------------   -----------------------------------
                                        OCTOBER 4, 2003    OCTOBER 5, 2002    OCTOBER 4, 2003    OCTOBER 5, 2002
                                        ----------------   ----------------   ----------------   ----------------
Earnings (loss) from operations of
  funeral, cemetery and insurance
  segments............................      $ 34,456           $(201,608)         $ 96,509           $(128,742)
Other expenses of operations:
  General and administrative
    expenses..........................       (13,247)            (10,106)          (32,394)            (33,650)
                                            --------           ---------          --------           ---------
Total earnings (loss) from
  operations..........................      $ 21,209           $(211,714)         $ 64,115           $(162,392)
                                            ========           =========          ========           =========

NOTE 12.  LOSS PER SHARE

    The basic and diluted earnings (loss) per share computations for net income
(loss) were as follows:

                                                  16 WEEKS ENDED                        40 WEEKS ENDED
                                        -----------------------------------   -----------------------------------
                                        OCTOBER 4, 2003    OCTOBER 5, 2002    OCTOBER 4, 2003    OCTOBER 5, 2002
                                        ----------------   ----------------   ----------------   ----------------
Income (loss) (numerator):
Net income (loss) attributable to
  Common stockholders -- basic and
  diluted.............................      $(13,185)          $(254,215)          $   387           $(245,401)
                                            ========           =========           =======           =========
Shares (denominator) (thousands):
Basic weighted average number of
  shares of Common stock
  outstanding.........................        39,976              39,932            39,968              39,909
  Effect of stock options assumed
    exercised.........................            --                  --               404                  --
                                            --------           ---------           -------           ---------
Diluted weighted average number of
  shares of Common stock
  outstanding.........................        39,976              39,932            40,372              39,909
                                            ========           =========           =======           =========

    For the 40 weeks ended October 4, 2003, 1,220,000 employee and director stock options were dilutive to earnings and are included in the calculation of diluted loss per share. Employee and director stock

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 12.  LOSS PER SHARE (CONTINUED)
options to purchase 3,095,000 shares of Common stock, and shares reserved for issuance pursuant to the 12.25% Convertible subordinated notes, due in 2012, were not included in the computation of diluted earnings per share, because they were anti-dilutive.

NOTE 13.  SUBSEQUENT EVENT

    On October 20, 2003, all of the Company's 39 funeral locations in the United Kingdom with net assets of $15,883,000 were sold for gross proceeds of $18,060,000. These locations are classified as assets held for sale in the balance sheet and discontinued operations in the statements of operations and cash flows as at and for the 16 and 40 weeks ended October 4, 2003. In addition, from the period October 5, 2003, to November 1, 2003, one funeral location was closed, and four funeral and three cemetery locations in North America were sold for gross proceeds of $2,321,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Alderwoods Group, Inc. (the "Company" or "Alderwoods Group") is the second largest operator of funeral homes and cemeteries in North America. As of November 1, 2003, the Company operated 732 funeral homes, 158 cemeteries and 60 combination funeral homes and cemeteries throughout North America. The Company provides funeral and cemetery services and products on both an at-need (time of death) and pre-need basis. In support of its pre-need business, the Company operates insurance subsidiaries that provide customers with a funding mechanism for the pre-arrangement of funerals.

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

RESULTS OF OPERATIONS

    Detailed below are the operating results of the Company for the 16 and 40 weeks ended October 4, 2003, and October 5, 2002. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of revenue, except for income taxes, which are presented as a percentage of earnings before income taxes.

    The operations of the Company comprise three businesses: funeral homes, cemeteries and insurance. Additional segment information is provided in Note 11 of the Company's interim consolidated financial statements.

16 WEEKS ENDED OCTOBER 4, 2003 COMPARED TO 16 WEEKS ENDED OCTOBER 5, 2002

                                                       OCTOBER 4, 2003                 OCTOBER 5, 2002
                                                -----------------------------   -----------------------------
                                                (IN MILLIONS)   (PERCENTAGES)   (IN MILLIONS)   (PERCENTAGES)
Revenue
  Funeral.....................................      $140.7           66.8          $ 137.3           67.7
  Cemetery....................................        46.8           22.2             45.2           22.3
  Insurance...................................        23.1           11.0             20.4           10.0
                                                    ------          -----          -------         ------
    Total.....................................      $210.6          100.0          $ 202.9          100.0
                                                    ------          -----          -------         ------
Gross margin
  Funeral.....................................      $ 30.6           21.8          $  22.6           16.5
  Cemetery....................................         4.1            8.8              3.3            7.2
  Insurance...................................         0.2            1.1               --             --
                                                    ------                         -------
    Total.....................................        34.9           16.6             25.9           12.8
                                                    ------                         -------
Expenses
  General and administrative..................        13.2            6.3             10.1            5.0
  Provision for goodwill impairment...........          --             --            227.5          112.1
  Provision for asset impairment..............         0.5            0.3               --             --
                                                    ------                         -------
Earnings (loss) from operations...............        21.2           10.0           (211.7)        (104.3)
Interest on long-term debt....................        27.7           13.2             26.1           12.9
Loss (gain) on disposal of subsidiaries and
  other expenses..............................         0.3            0.1             (8.1)          (4.0)
                                                    ------                         -------
Loss before income taxes......................        (6.8)          (3.3)          (229.7)        (113.2)
Income taxes..................................        (0.2)           n/a             (1.4)           n/a
                                                    ------                         -------
Loss from continuing operations...............        (6.6)          (3.1)          (228.3)        (112.5)
Loss from discontinued operations, net of
  tax.........................................        (6.6)          (3.2)           (25.9)         (12.8)
                                                    ------                         -------
Net loss......................................      $(13.2)          (6.3)          (254.2)        (125.3)
                                                    ======                         =======

    Other information for the 16 weeks ended October 4, 2003, and October 5, 2002, is summarized in the following table.

CONTINUING OPERATIONS:                          OCTOBER 4, 2003    OCTOBER 5, 2002      INCREASE (DECREASE)
----------------------                          ----------------   ----------------   ------------------------
                                                                                      (AMOUNT)   (PERCENTAGES)
FUNERAL -- OTHER INFORMATION
Number of funeral services performed.........         36,250             35,875           375          1.0

Average revenue per funeral service..........       $  3,880           $  3,827       $    53          1.4

Pre-need funeral contracts written
  (in millions)..............................       $   51.8           $   49.7       $   2.1          4.2

Pre-need funeral conversion (percentages)....             27                 24             3          n/a

Funeral backlog (in millions)................       $1,120.2           $1,093.6       $  26.6          2.4

CEMETERY -- OTHER INFORMATION
Pre-need cemetery contracts written
  (in millions)..............................       $   23.8           $   24.2       $  (0.4)        (1.6)

Cemetery backlog (in millions)...............       $  261.5           $  249.0       $  12.5          5.0

DISCUSSION OF CONTINUING OPERATIONS

    As there have been no material acquisitions or construction of new locations in 2003 and 2002, results from continuing operations reflect those of "same site" locations.

    Consolidated revenue of $210.6 million for the 16 weeks ended October 4, 2003, increased by $7.7 million, or 3.8%, compared to $202.9 million for the corresponding period in 2002, primarily as a result of increases in all business segments. Consolidated gross margin for the 16 weeks ended October 4, 2003, was $34.9 million, an increase of $9.0 million, or 35.1%, from $25.9 million for the corresponding period in 2002. As a percentage of consolidated revenue, consolidated gross margin similarly increased from 12.8% to 16.6%. The percentage increase in consolidated gross margin is primarily attributed to lower funeral costs, partially offset by higher insurance costs.

    Funeral revenue of $140.7 million for the 16 weeks ended October 4, 2003, increased by $3.4 million, or 2.4%, compared to $137.3 million for the corresponding period in 2002. The increase was primarily due to 375 additional funeral services performed, and an increase of $53, or 1.4%, in average revenue per funeral service performed.

    Funeral costs for the 16 weeks ended October 4, 2003, decreased by $4.6 million, or 4.0%, compared to the corresponding period in 2002, primarily due to lower operating costs, partially offset by higher facilities and benefits costs during the 16 weeks ended October 4, 2003, than in the corresponding period in 2002.

    Funeral gross margin as a percentage of revenue increased to 21.8% for the 16 weeks ended October 4, 2003, compared to 16.5% for the corresponding period in 2002. The increase is primarily due to the higher revenues, and lower funeral costs discussed above.

    Pre-need funeral contracts for the 16 weeks ended October 4, 2003, were $51.8 million, compared to $49.7 million for the corresponding period in 2002. For the 16 weeks ended October 4, 2003, 27% of funeral volume was derived from backlog, compared to 24% for the corresponding period in 2002.

    Cemetery revenue of $46.8 million for the 16 weeks ended October 4, 2003, was $1.6 million, or 3.6%, higher than cemetery revenue for the corresponding period in 2002, primarily due to higher pre-need space sales and recognition of pre-need merchandise.

    Cemetery costs for the 16 weeks ended October 4, 2003, increased by $0.8 million, or 1.8%, compared to the corresponding period in 2002, primarily due to higher facilities costs, which were partially offset by lower wages and operating costs.

    Cemetery gross margin as a percentage of revenue increased to 8.8% for the 16 weeks ended October 4, 2003, compared to 7.2% for the corresponding period in 2002, due to the increase in cemetery revenue more than offsetting the increase in cemetery costs, discussed above.

    Pre-need cemetery contracts during the 16 weeks ended October 4, 2003, were $23.8 million, $0.4 million lower than the corresponding period in 2002. For the 16 weeks ended October 4, 2003, 80% of interments were at-need and 20% were pre-need fulfillments.

    Insurance revenue for the 16 weeks ended October 4, 2003, increased
$2.7 million, or 13.3%, compared to the corresponding period in 2002, primarily due to higher premiums. Insurance costs increased by $2.5 million for the 16 weeks ended October 4, 2003, compared to the corresponding period in 2002. The increase in insurance costs was due to increased insurance policy benefit reserve change and commission costs, as well as increases in benefit claims and other net operating costs. As a result of the revenue increase being at a rate higher than that of the costs increase, overall insurance gross margin for the 16 weeks ended October 4, 2003, increased to 1.1%, compared to breakeven for the corresponding period in 2002.

    General and administrative expenses for the Company for the 16 weeks ended October 4, 2003, were $13.2 million, or 6.3% of consolidated revenue, which is a $3.1 million increase from the $10.1 million, or 5.0% of consolidated revenue for the comparable period in 2002. General and administrative expenses for the 16 weeks ended October 4, 2003, were reduced by $3.1 million as a result of net interest income received from a tax refund in connection with the audit of the predecessor's 1993 through 1998 federal income tax returns. In addition, a $5.0 million bonus accrual reversal was recorded for the 16 weeks ended October 5, 2002, as it was determined unlikely that certain 2002 performance targets would be met.

    At December 31, 2001, the Company had accrued $57.1 million of reorganization costs related to costs incurred during the predecessor company's reorganization, as well as costs incurred in connection with the actual emergence and various activities related thereto. Although the Company had expected to pay out the $57.1 million during 2002, delays experienced in the completion of the reorganization process resulted in a remaining balance of $21.8 million at June 14, 2003. The Company has paid or adjusted accruals of $3.2 million for the 16 weeks ended October 4, 2003, leaving a total accrual of $18.6 million at October 4, 2003. Though emergence occurred on January 2, 2002, it is the Company's continuing responsibility to resolve allowed amounts for unresolved claims. The unresolved claims relate to the allocation of payments approved by the United States Bankruptcy Court for the District of Delaware and do not impact the Company's obligations under the settlement process. Although expected payments were accrued at emergence, the continuing expenditures, primarily legal fees, legal reorganization costs and adversary proceeding costs, continue to be paid and charged against the accrual to complete the remaining reorganization procedures. The Company expects to pay the remainder during fiscal year 2003. A reconciliation of changes in the reorganization cost accrual is included in Note 10 to the interim consolidated financial statements.

    In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), the Company undertook its annual goodwill impairment review during the 16 weeks ended October 4, 2003. Goodwill impairment is deemed to exist, and must then be further assessed, if a reporting unit's carrying amount exceeds its estimated fair value. The Company's reporting units are funeral, cemetery and insurance, which are consistent with the Company's operating segments. All of the Company's goodwill is recorded in the funeral reporting unit. As a result of the Company's annual goodwill impairment review, there was no indication of goodwill impairment, as the estimated fair value of the funeral reporting unit exceeded its carrying amount as at October 4, 2003.

    Previously, the Company designated certain parcels of surplus real estate as probable for sale, as they do not meet the Company's future geographic and strategic objectives. During the 16 weeks ended October 4, 2003, the Company determined that the carrying amounts of certain parcels of the surplus real estate now exceeded the fair market value, less estimated costs to sell. Accordingly, the Company has recorded a long-lived asset impairment provision of $0.5 million for the 16 weeks ended October 4, 2003.

    Interest expense on long-term debt for the 16 weeks ended October 4, 2003, was $27.7 million, an increase of $1.6 million compared to the comparable period in 2002, primarily reflecting the effect of debt repayments made by the Company during the 52 weeks ended December 28, 2002, and the 40 weeks ended October 4, 2003, being offset by $4.2 million in premiums, fees and unamortized discount write-off incurred during the 16 weeks ended October 4, 2003, as a result of the early retirement of the 9.50% Senior subordinated notes, due in 2004, and the previous credit facility entered into on January 2, 2002.

    Income tax benefit for the 16 weeks ended October 4, 2003, was $0.2 million compared to $1.4 million for the comparable period in 2002. The Company's effective tax rate for the 16 weeks ended October 4, 2003, varied from the statutory tax rate, primarily because (1) the losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions, and
(2) there are differences between foreign and United States income tax rates. Future income and losses may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at October 4, 2003. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease reflecting realization of the benefits of tax assets that had a corresponding valuation allowance established on January 2, 2002, would be treated as a reduction of goodwill established on January 2, 2002, with any excess over the value assigned to such goodwill recognized as a capital transaction.

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

    During the 16 weeks ended October 4, 2003, the Company identified
79 funeral, 30 cemetery and four combination locations for disposal, in addition to all 39 funeral locations in the United Kingdom previously identified for disposal, as they are not strategic to the Company's long-term objective to focus capital and management resources in North America. The Company also previously had identified its life insurance operations for disposal, which is not strategic to the Company's long-term objectives, and is not in support of the Company's North American pre-need funeral sales efforts. These are in addition to the 10 funeral and 52 cemetery locations remaining from locations previously designated as held for sale.

    The Company has classified all the locations identified for disposal as assets held for sale in the consolidated balance sheets and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition as income from discontinued operations. The Company has also reclassified prior periods to reflect any comparative amounts on a similar basis, including locations sold in 2002.

40 WEEKS ENDED OCTOBER 4, 2003 COMPARED TO 40 WEEKS ENDED OCTOBER 5, 2002

                                                       OCTOBER 4, 2003                 OCTOBER 5, 2002
                                                -----------------------------   -----------------------------
                                                (IN MILLIONS)   (PERCENTAGES)   (IN MILLIONS)   (PERCENTAGES)
Revenue
  Funeral.....................................      $373.5           68.0          $ 373.4           70.1
  Cemetery....................................       121.9           22.2            111.0           20.9
  Insurance...................................        53.6            9.8             48.0            9.0
                                                    ------          -----          -------          -----
    Total.....................................      $549.0          100.0          $ 532.4          100.0
                                                    ------          -----          -------          -----
Gross margin
  Funeral.....................................      $ 84.1           22.5          $  88.9           23.8
  Cemetery....................................        15.1           12.4              9.5            8.6
  Insurance...................................         1.4            2.5              0.4            0.8
                                                    ------                         -------
    Total.....................................       100.6           18.3             98.8           18.6
                                                    ------                         -------
Expenses
  General and administrative..................        32.4            5.9             33.7            6.3
  Provision for goodwill impairment...........          --             --            227.5           42.7
  Provision for asset impairment..............         4.1            0.7               --             --
                                                    ------                         -------
Earnings (loss) from operations...............        64.1           11.7           (162.4)         (30.4)
Interest on long-term debt....................        65.0           11.8             67.1           12.6
Loss (gain) on disposal of subsidiaries and
  other expenses (income).....................         0.2            0.1             (8.5)          (1.6)
                                                    ------                         -------
Loss before income taxes......................        (1.1)          (0.2)          (221.0)         (41.4)
Income taxes..................................        (8.0)           n/a              0.9            n/a
                                                    ------                         -------
Net income (loss) from continuing
  operations..................................         6.9            1.3           (221.9)         (41.7)
Loss from discontinued operations, net of
  tax.........................................        (6.5)          (1.2)           (23.5)          (4.4)
                                                    ------                         -------
Net income (loss).............................      $  0.4            0.1          $(245.4)         (46.1)
                                                    ======                         =======

    Other information for the 40 weeks ended October 4, 2003, and October 5, 2002, is summarized in the following table.

CONTINUING OPERATIONS:                       OCTOBER 4, 2003    OCTOBER 5, 2002      INCREASE (DECREASE)
----------------------                       ----------------   ----------------   ------------------------
                                                                                   (AMOUNT)   (PERCENTAGES)
FUNERAL -- OTHER INFORMATION
Number of funeral services performed.......        95,798             97,617        (1,819)        (1.9)

Average revenue per funeral service........      $  3,898           $  3,825       $    73          1.9

Pre-need funeral contracts written (in
  millions)................................      $  127.2           $  124.1       $   3.1          2.5

Pre-need funeral conversion
  (percentages)............................            26                 24             2          n/a

Funeral backlog (in millions)..............      $1,120.2           $1,093.6       $  26.6          2.4

CEMETERY -- OTHER INFORMATION
Pre-need cemetery contracts written
  (in millions)............................      $   61.6           $   58.1       $   3.5          6.0

Cemetery backlog (in millions).............      $  261.5           $  249.0       $  12.5          5.0

DISCUSSION OF CONTINUING OPERATIONS

    As there have been no material acquisitions or construction of new locations in 2003 and 2002, results from continuing operations reflect those of "same site" locations.

    Consolidated revenue of $549.0 million for the 40 weeks ended October 4, 2003, increased by $16.6 million, or 3.1%, compared to $532.4 million for the corresponding period in 2002, primarily as a result of increases in all business segments. Consolidated gross margin for the 40 weeks ended October 4, 2003, was $100.6 million, an increase of $1.8 million, or 1.9%, from $98.8 million for the corresponding period in 2002. The percentage increase in gross margin is primarily attributed to the increase in cemetery gross margin, which was partially offset by the decrease in funeral gross margin.

    Funeral revenue of $373.5 million for the 40 weeks ended October 4, 2003, was consistent with the corresponding period in 2002, primarily as a result of the decrease of 1,819, or 1.9%, of the number of funeral services performed being offset by the increase of $73, or 1.9%, in average revenue per funeral service performed.

    Funeral costs increased by $4.8 million, or 1.7% for the 40 weeks ended October 4, 2003, compared to the corresponding period in 2002, primarily as a result of higher facilities, benefits and vehicle costs, during the 40 weeks ended October 4, than in the corresponding period in 2002.

    Funeral gross margin as a percentage of revenue decreased to 22.5% for the 40 weeks ended October 4, 2003, compared to 23.8% for the corresponding period in 2002. The decline in funeral gross margin was due to the increase in funeral costs discussed above.

    Pre-need funeral contracts for the 40 weeks ended October 4, 2003, were $127.2 million, compared to $124.1 million for the corresponding period in 2002. The increase in pre-need funeral contracts written of $3.1 million was primarily due to the Company's continuing efforts to increase pre-need sales. For the 40 weeks ended October 4, 2003, 26% of funeral volume was derived from backlog, compared to 24% from the corresponding period in 2002.

    Cemetery revenue of $121.9 million for the 40 weeks ended October 4, 2003, was $10.9 million, or 9.8%, higher than cemetery revenue for the corresponding period in 2002, primarily due to higher pre-need space sales and recognition of pre-need merchandise, and a one-time $3.9 million reversal of accrued perpetual care liabilities.

    Cemetery costs for the 40 weeks ended October 4, 2003, increased by $5.3 million, or 5.2%, compared to the corresponding period in 2002, primarily as a result of higher insurance and benefit and facilities costs, cost of goods sold and selling expenses.

    Cemetery gross margin as a percentage of revenue increased to 12.4% for the 40 weeks ended October 4, 2003, compared to 8.6% for the corresponding period in 2002, due to the increase in cemetery revenue more than offsetting the increase in cemetery costs, discussed above.

    Pre-need cemetery contracts during the 40 weeks ended October 4, 2003, were $61.6 million, $3.5 million higher than the corresponding period in 2002. For the 40 weeks ended October 4, 2003, 80% of interments were at-need and 20% were pre-need fulfillments.

    Insurance revenue for the 40 weeks ended October 4, 2003, increased
$5.6 million, or 11.6%, compared to the corresponding period in 2002, primarily due to higher premiums and investment income. Insurance costs increased by $4.6 million for the 40 weeks ended October 4, 2003, compared to the corresponding period in 2002. The increase in insurance costs was due to increased insurance policy benefit reserve change, increases in benefit claims and other net operating costs. As a result of the revenue increase being at a rate higher than that of the cost increase, overall insurance gross margin for the 40 weeks ended October 4, 2003, increased to 2.5%, compared to 0.8% for the corresponding period in 2002.

    General and administrative expenses for the Company for the 40 weeks ended October 4, 2003, were $32.4 million, or 5.9% of consolidated revenue, slightly lower than the $33.7 million, or 6.3% of consolidated revenue for the comparable period in 2002. During 2003, general and administrative expenses were reduced by a $5.0 million decrease in accrued legal expenses as a result of a legal claim settlement and a $3.1 million net interest income received from a tax refund in connection with the audit of the predecessor's 1993 through 1998 federal income tax returns. In addition, a $5.0 million bonus accrual reversal was recorded for the 16 weeks ended October 5, 2002, as it was determined unlikely that certain performance targets would be met.

    At December 31, 2001, the Company had accrued $57.1 million of reorganization costs related to costs incurred during the predecessor company's reorganization, as well as costs incurred in connection with the actual emergence and various activities related thereto. Although the Company had expected to pay out the $57.1 million during 2002, delays experienced in the completion of the reorganization process resulted in a remaining balance of $26.3 million at December 28, 2002. The Company has paid or adjusted accruals of $7.7 million for the 40 weeks ended October 4, 2003, leaving a total accrual of $18.6 million at October 4, 2003. Though emergence occurred on January 2, 2002, it is the Company's continuing responsibility to resolve allowed amounts for unresolved claims. The unresolved claims relate to the allocation of payments approved by the United States Bankruptcy Court for the District of Delaware and do not impact the Company's obligations under the settlement process. Although expected payments were accrued at emergence, the continuing expenditures, primarily legal fees, legal reorganization costs and adversary proceeding costs, continue to be paid and charged against the accrual to complete the remaining reorganization procedures. The Company expects to pay the remainder during fiscal year 2003. A reconciliation of changes in the reorganization cost accrual is included in Note 10 to the interim consolidated financial statements.

    In accordance with the FAS 142, the Company undertook its annual goodwill impairment review during the 16 weeks ended October 4, 2003. Goodwill impairment is deemed to exist, and must then be further assessed, if a reporting unit's carrying amount exceeds its estimated fair value. The Company's reporting units are funeral, cemetery and insurance, which are consistent with the Company's operating segments. All of the Company's goodwill is recorded in the funeral reporting unit. As a result of the Company's annual goodwill impairment review, there was no indication of goodwill impairment, as the estimated fair value of the funeral reporting unit exceeded its carrying amount as at October 4, 2003.

    Previously, the Company designated certain parcels of surplus real estate as probable for sale, as they do not meet the Company's future geographic and strategic objectives. During the 40 weeks ended October 4, 2003, the Company determined that the carrying amounts of certain parcels of the surplus real estate now exceeded the fair market value, less estimated costs to sell. Accordingly, the Company has recorded a long-lived asset impairment provision of $4.1 million for the 40 weeks ended October 4, 2003.

    Interest expense on long-term debt for the 40 weeks ended October 4, 2003, was $65.0 million, a decrease of $2.1 million compared to the comparable period in 2002, primarily reflecting the effect of debt repayments made by the Company during the 52 weeks ended December 28, 2002, and during the 40 weeks ended October 4, 2003, which were partially offset by $4.2 million in premiums, fees and unamortized discount write-off incurred during the 40 weeks ended
October 4, 2003, as a result of the early retirement of the 9.50% Senior subordinated notes, due in 2004, and the previous credit facility entered into on January 2, 2002.

    Income tax benefit for the 40 weeks ended October 4, 2003, was $8.0 million compared to $0.9 million of income tax expense for the comparable period in 2002. The Company's effective tax rate for the 40 weeks ended October 4, 2003, varied from the statutory tax rate, primarily because the Company favorably settled a federal income tax audit during 2003. The Company received and recognized a $9.7 million tax benefit for the 40 weeks ended October 4, 2003, in connection with the audit of the predecessor's 1993 through 1998 federal income tax returns. Future income and losses may require the

Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at October 4, 2003. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease reflecting realization of the benefits of tax assets that had a corresponding valuation allowance established on January 2, 2002, would be treated as a reduction of goodwill established on January 2, 2002, with any excess over the value assigned to such goodwill recognized as a capital transaction.

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

    During the 40 weeks ended October 4, 2003, the Company identified
122 funeral, 45 cemetery and four combination locations for disposal. The funeral locations also include all 39 funeral locations in the United Kingdom, as they are not strategic to the Company's long-term objective to focus capital and management resources in North America. The Company also identified its life insurance operations for disposal, which is not strategic to the Company's long-term objectives, and is not in support of the Company's North American pre-need funeral sales efforts. These are in addition to the 10 funeral and 52 cemetery locations remaining from locations previously designated as held for sale.

    The Company has classified all the locations identified for disposal as assets held for sale in the consolidated balance sheets and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition as income from discontinued operations. The Company has also reclassified prior periods to reflect any comparative amounts on a similar basis, including locations sold in 2002.

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

    The Company's decrease in cash and cash equivalents of $22.6 million from June 14, 2003, to October 4, 2003, is primarily due to operating cash flow from continuing operations of $19.5 million for the 16 weeks ended October 4, 2003, offset by a net debt repayment of $31.6 million, which excludes the effects of premium and discount amortization, as well as the effects, if any, of foreign exchange. In addition, from continuing operations, the Company had net proceeds on asset sales of $2.9 million, purchases of property and equipment of $8.6 million, net insurance asset purchases of $11.8 million and net increase in cash of $7.0 million from discontinued operations.

    The Company's decrease in cash and cash equivalents of $12.9 million from December 28, 2002, to October 4, 2003, is primarily due to operating cash flow from continuing operations of $93.8 million for the

40 weeks ended October 4, 2003, being offset by a net debt repayment of $97.3 million, which excludes the effects of premium and discount amortization, as well as the effects, if any, of foreign exchange. In addition, from continuing operations, the Company had net proceeds on asset sales of $3.9 million, purchases of property and equipment of $15.5 million, net insurance asset purchases of $22.8 million and net increase in cash of $25.0 million from discontinued operations.

    On September 17, 2003, the Company entered into a new $325.0 million senior secured facility (the "Credit Agreement"), which was funded on September 29, 2003, and included a $275.0 million term loan (the "Term Loan B") and a $50.0 million revolving credit facility (the "Revolving Credit Facility") to replace its previous credit facility entered into on January 2, 2002. The Revolving Credit Facility includes $20.0 million available in the form of letters of credit. On September 29, 2003, the Company borrowed $275.0 million under the Term Loan B and repaid all outstanding principal amounts and accrued interest under, and terminated, the 11.00% Senior secured notes, due in 2007, and 9.50% Senior subordinated notes, due in 2004. As a result of the early retirement, the Company incurred $4.2 million in premiums, fees and unamortized discount write-off during the 16 weeks ended October 4, 2003.

    As of October 4, 2003, the amount available under the Revolving Credit Facility was $50.0 million, less $13.8 million in outstanding letters of credit.

    On June 27, 2003, the Company made an optional redemption of $30.0 million of its 11.00% Senior secured notes, due in 2007, for a redemption price of $30.0 million, plus accrued interest.

    On April 1, 2003, the Company repaid approximately $52.6 million outstanding, and terminated, the bank credit agreement of its subsidiary, Rose Hills Company. The $52.6 million repayment was made by drawing $30.0 million from its then-existing credit facility, and $22.6 million from cash.

    On January 2, 2003, the Company completed a mandatory redemption of $10.0 million in principal amount, plus accrued interest, of the 11.00% Senior secured notes, due in 2007.

    The Credit Agreement, 12.25% Senior unsecured notes due in 2009 (the "Seven-Year Unsecured Notes") and 12.25% Convertible subordinated notes due in 2012 (the "Convertible Subordinated Notes"), are guaranteed by substantially all of the Company's wholly-owned U.S. subsidiaries, other than the Company's insurance subsidiaries and certain other excluded subsidiaries. Alderwoods Group, Inc., the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several.

    Although the Company will continue to be substantially leveraged, the Company believes that the Revolving Credit Facility, together with existing cash and cash flow from operations, will be sufficient to meet the Company's anticipated capital expenditures and working capital requirements through the next 12 months, including payment obligations under the indebtedness described above.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following table details the Company's amounts of payments due under various contractual obligations with terms greater than one year as of October 4, 2003.

                                                                    PAYMENTS DUE BY PERIOD
                                                     ----------------------------------------------------
                                                     LESS THAN                                    AFTER
CONTRACTUAL OBLIGATIONS                    TOTAL      1 YEAR      1 - 3 YEARS     4 - 5 YEARS    5 YEARS
-----------------------                   --------   ---------   -------------   -------------   --------
                                                                  (IN THOUSANDS)
Long-term debt (a)......................  $629,679    $10,000       $35,000         $230,000     $354,679
Promissory notes and capitalized
  obligations (a) (b)...................    25,109     11,699         7,476            3,426        2,508
Operating leases (c)....................    53,793     11,798        16,550            8,192       17,253
                                          --------    -------       -------         --------     --------
Total contractual cash obligations......  $708,581    $33,497       $59,026         $241,618     $374,440
                                          ========    =======       =======         ========     ========

------------------------

(a) Long-term debt excludes unamortized premium. Long-term debt and promissory notes and capitalized obligations are included in long-term debt in Note 5 to the Company's interim consolidated financial statements.

(b) Promissory notes and capitalized obligations include non-competition agreements and capitalized lease obligations.

(c) Operating leases are primarily for premises and automobiles, and expire over the next one to 29 years.

    In addition to the operating leases noted in the table above, as at October 4, 2003, the Company leased approximately 1,240 vehicles under a master operating lease agreement, which has a minimum lease term of 12 months. The Company's practice is to continue these leases on a month-to-month basis after the expiry of the minimum lease term. Lease payments for these vehicles are projected to be $8.1 million over the next 12 months.

    The following table details the Company's amounts of commercial commitments as of October 4, 2003.

                                                              AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                         ----------------------------------------------------
                                         TOTAL AMOUNTS   LESS THAN                                    AFTER
COMMERCIAL COMMITMENTS                     COMMITTED      1 YEAR      1 - 3 YEARS     4 - 5 YEARS    5 YEARS
----------------------                   -------------   ---------   -------------   -------------   --------
                                                                    (IN THOUSANDS)
Lines of credit (a)....................     $    --       $    --        $   --          $   --       $   --
Standby letters of credit (b)..........      21,065        21,065            --              --           --
                                            -------       -------        ------          ------       ------
Total contractual cash obligations.....     $21,065       $21,065        $   --          $   --       $   --
                                            =======       =======        ======          ======       ======

------------------------

(a) Relates to the Company's Revolving Credit Facility described more fully in
    Note 5 to the interim consolidated financial statements. The expiry date of the Revolving Credit Facility is September 29, 2008.

(b) Standby letters of credit primarily relate to a court ordered legal claim, surety bonds for various pre-need sales trusting requirements and security for certain automobile operating leases and cash management services.

OTHER INFORMATION

    The Company's earnings from continuing operations before interest, taxes, depreciation and amortization, and provision for asset impairment ("EBITDA from continuing operations") for the 16 and 40 weeks ended October 4, 2003, and October 5, 2002, are presented in the table below and reconciled to the Company's net income (loss) from continuing operations. EBITDA is presented, because it is a widely accepted financial indicator of a company's ability to incur and service debt and it is the basis on which compliance with the financial covenants under the Company's debt agreements is determined. EBITDA is not a term that has specific meaning in accordance with GAAP and may be calculated differently by other companies. EBITDA should not be considered in isolation, as a substitute for earnings from operations or cash flow data calculated in accordance with GAAP, or as a measure of a company's profitability or liquidity.

                                                   16 WEEKS ENDED                          40 WEEKS ENDED
                                        -------------------------------------   -------------------------------------
                                         OCTOBER 4, 2003     OCTOBER 5, 2002     OCTOBER 4, 2003     OCTOBER 5, 2002
                                        -----------------   -----------------   -----------------   -----------------
                                                                        (IN MILLIONS)
EBITDA FROM CONTINUING OPERATIONS:
Net income (loss) from continuing
  operations..........................        $(6.6)             $(228.3)             $ 6.9              $(221.9)
Income taxes..........................         (0.2)                (1.4)              (8.0)                 0.9
Interest on long-term debt............         27.7                 26.1               65.0                 67.1
Depreciation and amortization.........         12.4                 11.6               30.7                 28.0
Provision for goodwill impairment.....           --                227.5                 --                227.5
Provision for asset impairment........          0.5                   --                4.1                   --
                                              -----              -------              -----              -------
EBITDA from continuing operations.....        $33.8              $  35.5              $98.7              $ 101.6
                                              =====              =======              =====              =======

DISPOSITIONS

    During the 16 weeks ended October 4, 2003, the Company closed nine funeral locations and sold eight funeral, six cemetery and one combination locations for gross proceeds of $1.6 million. During the 40 weeks ended October 4, 2003, the Company closed 15 funeral and one combination locations, and sold 13 funeral, 23 cemetery and three combination locations for gross proceeds of $4.6 million. On October 20, 2003, all of the Company's 39 funeral locations in the United Kingdom were sold. In addition, from the period October 5, 2003, to November 1, 2003, one funeral location was closed, and four funeral and three cemetery locations in North America were sold. These locations that were sold subsequent to October 4, 2003, had net assets of $18.4 million and were sold for gross proceeds of $20.4 million.

RESTRICTIONS

    The Credit Agreement and the indentures governing the Seven-Year Unsecured Notes and the Convertible Subordinated Notes prohibit the Company from consummating certain asset sales unless (a) consideration at least equal to fair market value is received and (b) except with respect to specified assets, not less than 75% of the consideration for the asset sale is paid in cash or cash equivalents. Within 270 days of the receipt of net proceeds from any such asset sale, the Company has the discretion to apply such net proceeds at its option (or as otherwise required), up to $10.0 million in any fiscal year, but not to exceed $35.0 million in the aggregate, to make capital expenditures or acquisitions of other assets in the same line of business as the Company or certain of its subsidiaries or businesses related thereto, or enter into definitive agreements for the reinvestment of such asset sale proceeds that are consummated within 360 days following receipt of such net cash proceeds. To the extent the Company receives net proceeds from any such asset sale not applied in accordance with the immediately preceding sentence in excess of certain thresholds, the Company must make mandatory repayments under the Credit Agreement.

    The Company's insurance subsidiaries are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company and its other subsidiaries. The cash flow from operations of the insurance subsidiaries for the 40 weeks ended October 4, 2003, was approximately $28.9 million.

    The Company is not expecting to pay any dividends on the Common stock in the foreseeable future. In addition, covenants in the respective indentures governing the Credit Agreement, the Seven-Year Unsecured Notes and the Convertible Subordinated Notes and in the Credit Facility restrict the Company's ability to pay dividends and may prohibit the payment of dividends and certain other payments.

RECENT ACCOUNTING STANDARDS

    See Note 2 to the Company's interim consolidated financial statements included in Item 1.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For information regarding the Company's exposure to certain market risks, see Item 7A "-- Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the 52 weeks ended December 28, 2002, as filed with the SEC. As of October 4, 2003, there were no material changes in such matters disclosed in the Form 10-K, except as described below.

    The market risk exposure discussion below provides information about market-sensitive financial instruments and constitutes "forward-looking statements," which involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

    The Company's exposure to interest rate fluctuations resides primarily in the United States. The Company's debt instrument sensitivity to floating interest rates is based on the Company's floating rate debt being based in the United States. Accordingly, changes in U.S. interest rates can affect the interest paid on the Company's floating rate debt. At October 4, 2003, the Company's total fixed rate debt is $379.8 million, representing 58% of total debt, and has a weighted average rate of 11.39%. The Company's floating rate exposure of $275.0 million, represents 42% of total debt and has a weighted average rate of approximately 4.38%. A one percent change in the applicable floating rate indices would cause an approximately $2.8 million change in the Company's annual interest expense.

    The principal cash flows and the related weighted average interest rates for the Company's long-term debt as of October 4, 2003, are presented below.

                    QUANTITATIVE DISCLOSURE OF MARKET RISKS

                                                          EXPECTED MATURITY DATE
                         -----------------------------------------------------------------------------------------
                           2004       2005       2006       2007       2008     THEREAFTER    TOTAL     FAIR VALUE
                         --------   --------   --------   --------   --------   ----------   --------   ----------
                                                          (DOLLARS IN THOUSANDS)
LONG-TERM DEBT (1)
Fixed rate US$ debt....  $11,699    $ 4,777    $ 2,699    $ 2,280    $  1,146    $357,187    $379,788    $379,788
  Average rate.........   12.16%     12.29%     12.22%     12.23%      12.24%      12.23%      11.39%
Floating rate
  US$ debt.............  $10,000    $15,000    $20,000    $20,000    $210,000    $     --    $275,000    $275,000
  Average rate.........    4.38%      4.38%      4.38%      4.38%       4.38%          --       4.38%

--------------------------

(1) Commencing on its fiscal year ending on January 3, 2004, the Company is required to maintain a minimum interest coverage ratio and fixed charge coverage ratio, and not to exceed a maximum leverage ratio. The Company is not to exeeed a yearly maximum on capital expenditures and cemetery development and a specified maximum amount for the sale of accounts receivable. Adverse operating results could cause the Company to be unable to achieve these financial ratios and tests, in which event, unless the Company were able to obtain appropriate waivers with respect to non-compliance, certain of the Company's long-term debt would be in default and the holders thereof could accelerate the maturities of such debt.

ITEM 4.  CONTROLS AND PROCEDURES

    The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. As at October 4, 2003, an evaluation was carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

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

ITEM 5.  OTHER INFORMATION

                             STOCKHOLDER PROPOSALS

    The Company has selected May 4, 2004, as the date for its 2004 annual meeting of stockholders. Rule 14a-8 under the Securities Exchange Act of 1934, as amended, requires that any stockholder proposals be submitted to the Company for action at the Company's annual meeting of stockholders not less than 120 calendar days before the date of any proxy statement that the Company released to stockholders last year, or, if the Company did not send such a proxy statement, a reasonable time before the Company begins to print and mail the proxy statement for its 2004 annual meeting of stockholders. The Company's proxy statement for the 2003 annual meeting was dated April 1, 2003. Therefore, the deadline for stockholder proposals is December 1, 2003.

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

uncertainties associated with future revenue and revenue growth; the impact of the Company's significant leverage on its operating plans; the ability of the Company to service its debt; outcomes in pending legal and tax claims; the Company's ability to attract, train and retain an adequate number of sales people; the impact of changes to federal, state and local laws and regulations affecting revenues from trust funds; uncertainties associated with the volume and timing of pre-need sales of funeral and cemetery services and products; variances in death rates; variances in the use of cremation; the impact of environmental laws; future tax rates; and various other uncertainties associated with the funeral service industry and the Company's operations in particular, which are referred to in the Company's periodic reports filed with the SEC. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

    2. NUMBER OF PRE-NEED CONTRACTS WRITTEN IS DEPENDENT UPON AN ADEQUATE SALESFORCE. The level of pre-need contracts written is dependent upon maintaining an adequate salesforce. Accordingly, the future success of the Company is dependent upon the Company's ability to attract, train and retain an adequate number of sales people.

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

    2. DEBT INSTRUMENTS CONTAIN RESTRICTIVE COVENANTS THAT MAY LIMIT LIQUIDITY AND CORPORATE ACTIVITIES. The Credit Agreement and the indentures governing the Seven-Year Unsecured Notes and the Convertible Subordinated Notes contain covenants that impose operating and financial restrictions on the Company. For example, these covenants restrict the ability of Alderwoods Group, and most of its subsidiaries, to incur additional indebtedness, prepay indebtedness, allow liens on assets, sell stock or other assets without using proceeds thereof to reduce the indebtedness of the Company, engage in mergers or acquisitions, make investments or pay dividends or distributions (other than to Alderwoods Group or certain of its subsidiaries). These covenants could prohibit the Company from making acquisitions and adversely affect the Company's ability to finance future operations by limiting the incurrence of additional indebtedness or requiring equity issuance proceeds to be applied to reduce indebtedness. In addition, the Company is required to maintain a minimum interest coverage ratio and fixed charge coverage ratio, and not to exceed a maximum leverage ratio, a yearly maximum on capital expenditures and cemetery development and a specified maximum amount for the sale of accounts receivable. Adverse operating results could cause the Company to be unable to achieve these financial ratios and tests, in which event, unless the Company were able to obtain appropriate waivers with respect to non-compliance, certain of the Company's long-term debt would be in default and the holders thereof could accelerate the maturities of such debt.

    3. SUBSIDIARY STOCK IS SUBJECT TO SECURITY INTERESTS. The capital stock of subsidiaries directly owned by Alderwoods Group or a subsidiary guarantor of the Credit Agreement is subject to various liens and security interests, subject to percentage limitations in the case of foreign subsidiaries. If a holder of a security interest becomes entitled to exercise its rights as a secured party, it would have the right to foreclose upon and sell or otherwise transfer the collateral subject to its security interest, and the collateral accordingly would be unavailable to Alderwoods Group or the subsidiary owning the collateral, except to the extent, if any, that the value of the affected collateral exceeds the amount of indebtedness in respect of which such foreclosure rights are exercised.

    4.  CERTAIN DEBT IS EFFECTIVELY SUBORDINATED TO OBLIGATIONS OF
SUBSIDIARIES. Alderwoods Group principally is a holding company, and therefore its right to participate in any distribution of assets of any subsidiary upon that subsidiary's dissolution, winding-up, liquidation or reorganization or otherwise is subject to the prior claims of creditors of that subsidiary, except to the extent that Alderwoods Group may be a creditor of that subsidiary and its claims are recognized. There are various legal limitations on the extent to which some of the subsidiaries of Alderwoods Group may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, Alderwoods Group or its other subsidiaries. The Seven-Year Unsecured Notes and the Convertible Subordinated Notes are effectively subordinated to all indebtedness and other obligations of the subsidiaries except to the extent that those subsidiaries have guaranteed obligations of Alderwoods Group to pay amounts due on the Seven-Year Unsecured Notes or the Convertible Subordinated Notes, as applicable.

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

    2. DIVIDENDS ARE NOT ANTICIPATED; PAYMENT OF DIVIDENDS IS SUBJECT TO RESTRICTION. Alderwoods Group is not expecting to pay any dividends on the Common Stock in the foreseeable future. In addition, covenants governing the Seven-Year Unsecured Notes, the Credit Facility, Term Loan B and the Convertible Subordinated Notes restrict the ability of Alderwoods Group to pay dividends and may prohibit the payment of dividends and certain other payments. Certain institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in the Common Stock.

    3.  CERTAIN PROVISIONS IN OUR CHARTER DOCUMENTS HAVE ANTI-TAKEOVER
EFFECTS. Certain provisions of the certificate of incorporation and bylaws, of Alderwoods Group, as well as the General Corporation Law of the State of Delaware, may have the effect of delaying, deferring or preventing a change in control of Alderwoods Group. Such provisions, including those providing for the possible issuance of preferred stock of Alderwoods Group without stockholder approval, regulating the nomination of directors and eliminating stockholder action by written consent may make it more difficult for other persons, without the approval of the Board of Directors, to make a tender offer or otherwise acquire substantial amounts of the Common Stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder's best interest.

OTHER RISK FACTORS

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
                        December 17, 2001)

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
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

   4.7 Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual
                        Advisors, LLC (incorporated by reference to Exhibit 4.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed July 24, 2002)

   4.8                  Waiver of Registration Rights dated June 27, 2002, by and
                        between Alderwoods Group, Inc. and GSCP Recovery, Inc. and
                        GSC Recovery II, L.P. (incorporated by reference to
                        Exhibit 4.8 to the Form 10-Q of Alderwoods Group, Inc., SEC
                        File No. 000-33277, filed July 24, 2002)

   4.9                  Waiver of Registration Rights dated June 27, 2002, by and
                        between Alderwoods Group, Inc. and Oaktree Capital
                        Management, LLC (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed July 24, 2002)

**10.1                  Credit Agreement dated September 17, 2003, among Alderwoods
                        Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party
                        hereto

  10.2                  Indenture governing the 12 1/4% Senior Notes due 2009
                        (incorporated by reference to Exhibit 10.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        March 28, 2002)

  10.3                  Indenture governing the 12 1/4% Convertible Subordinated
                        Notes due 2012 (incorporated by reference to Exhibit 10.4 to the Form 10-K of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed March 28, 2002)

  10.4                  Debt Registration Rights Agreement among Alderwoods
                        Group, Inc. and certain holders of debt securities of
                        Alderwoods Group, Inc. (incorporated by reference to
                        Exhibit 10.5 to the Form 10-K of Alderwoods Group, Inc., SEC
                        File No. 000-33277, filed March 28, 2002)

 *10.5                  The Loewen Group Inc. Corporate Incentive Plan (incorporated by reference to Exhibit 10.5.1 to the Form 10-K of The
                        Loewen Group Inc., SEC File No. 1-12163, filed March 16,
                        2000)

 *10.6                  The Loewen Group Inc. Operations Incentive Plan
                        (incorporated by reference to Exhibit 10.5.2 to the Form 10-K of The Loewen Group Inc., SEC File No. 1-12163, filed March 16, 2000)

 *10.7                  The Loewen Group Inc. Basic Employee Severance Plan
                        (incorporated by reference to Exhibit 10.5.3 to the Form 10-K of The Loewen Group Inc., SEC File No. 1-12163, filed March 16, 2000)

 *10.8                  The Loewen Group Inc. Executive and Other Specified Employee
                        Severance Plan (incorporated by reference to Exhibit 10.5.4 to the Form 10-K of The Loewen Group Inc., SEC File
                        No. 1-12163, filed March 16, 2000)

 *10.9                  The Loewen Group Inc. Confirmation Incentive Plan
                        (incorporated by reference to Exhibit 10.5.5 to the Form 10-K of The Loewen Group Inc., SEC File No. 1-12163, filed March 16, 2000)

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
 *10.10                 The Loewen Group Inc. Retention Incentive Plan (incorporated by reference to Exhibit 10.5.6 to the Form 10-K of The
                        Loewen Group Inc., SEC File No. 1-12163, filed March 16,
                        2000)

 *10.11                 Form of Employment and Release Agreement for Corporate and
                        Country Management (incorporated by reference to Exhibit 10.5.7 to the Form 10-K of The Loewen Group Inc.,
                        SEC File No. 1-12163, filed March 16, 2000)

 *10.12                 Form of Stay Put Bonus Plan Letters, dated February 26, 1999
                        (incorporated by reference to Exhibit 10.13 to the
                        Form 10-K of The Loewen Group, Inc., SEC File No. 1-12163,
                        filed on April 14, 1999)

 *10.13                 Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.23 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 28, 2002)

 *10.14                 Amendment to Employment Agreement dated as of
                        December 15, 2002, by and between Alderwoods Group, Inc. and
                        Kenneth A. Sloan (incorporated by reference to
                        Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc. SEC
                        File No. 000-33277, filed March 26, 2003)

 *10.15                 Employment Agreement dated January 2, 2002, by and between
                        Alderwoods Group, Inc. and James D. Arthurs (incorporated by reference to Exhibit 10.26 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 28, 2002)

 *10.16                 Employment Agreement dated June 6, 2002, by and between
                        Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.29 to the Form 10-Q of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed July 24, 2002)

 *10.17                 Employment Agreement dated June 10, 2002, by and between
                        Alderwoods Group, Inc. and Cameron R.W. Duff (incorporated by reference to Exhibit 10.30 to Form 10-Q of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed July 24, 2002)

 *10.18                 Employment Agreement dated September 16, 2002, by and
                        between Alderwoods Group, Inc. and Ross S. Caradonna
                        (incorporated by reference to Exhibit 10.31 to Form 10-Q of
                        Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        November 14, 2002)

 *10.19                 Employment Agreement dated January 23, 2003, by and between
                        Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed May 1, 2003)

 *10.20                 Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey
                        (incorporated by reference to Exhibit 10.36 to Form 10-Q of
                        Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        July 24, 2003)

 *10.21                 Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and Paul A. Houston
                        (incorporated by reference to Exhibit 10.37 to Form 10-Q of
                        Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        July 24, 2003)

 *10.22                 Alderwoods Group, Inc. 2002 Equity Incentive Plan
                        (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed March 28, 2002)

 *10.23                 Director Compensation Plan (incorporated by reference to
                        Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc.,
                        SEC File No. 000-33277, filed March 28, 2002)

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
 *10.24                 Alderwoods Group Canada Inc. 2003-2005 Executive Strategic
                        Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed July 24, 2003)

**31.1                  Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

**31.2                  Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

**32.1                  Certifications of Chief Executive Officer and Chief
                        Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------------

*   Indicates management contract or compensatory plan or arrangement.

**  Filed herewith.

(B) REPORTS ON FORM 8-K

    The following Current Reports on Form 8-K were filed or furnished by Alderwoods Group during the 16 weeks ended October 4, 2003:

DATE FURNISHED OR FILED       ITEM NUMBER                    DESCRIPTION
-----------------------       -----------                    -----------
Furnished June 27, 2003       Item 7. Financial              Press release announcing the NAFTA
  (dated June 27, 2003)       Statements, Pro Forma          arbitration tribunal ruling on the
                              Financial Information and      claim filed by The Loewen
                              Exhibits and                   Group Inc., and Raymond L. Loewen
                              Item 9. Regulation FD          against The United States
                              Disclosure                     Government.

Furnished July 25, 2003       Item 7. Financial              Press release announcing Alderwoods
  (dated July 24, 2003)       Statements, Pro Forma          Group, Inc.'s unaudited financial
                              Financial Information and      results for the 12 weeks and
                              Exhibits and                   24 weeks ended June 14, 2003.
                              Item 9. Regulation FD
                              Disclosure

Furnished July 29, 2003       Item 7. Financial              Press release announcing the
  (dated July 28, 2003)       Statements, Pro Forma          Company's intention to refinance
                              Financial Information and      $325.0 million of its existing
                              Exhibits and                   indebtedness.
                              Item 9. Regulation FD
                              Disclosure

Filed September 29, 2003      Item 5. Other Events and       The Company has completed and
  (dated September 17,        Required Regulation            received the proceeds of the
  2003)                       FD Disclosure and              previously announced refinancing of
                                                             $325.0 million of the Company's
                              Item 7. Financial              existing indebtedness and the full
                              Statements, Pro Forma          retirement of the 11.00% Senior
                              Financial Information and      Secured notes, due in 2007, and
                              Exhibits                       9.50% Senior subordinated notes,
                                                             due in 2004.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ALDERWOODS GROUP, INC.

                                                       By:             /s/ KENNETH A. SLOAN
                                                            -----------------------------------------
                                                                         Kenneth A. Sloan
                                                            EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                             OFFICER (PRINCIPAL FINANCIAL OFFICER AND
Dated: November 12, 2003                                            CHIEF ACCOUNTING OFFICER)

                                                                    EXHIBIT 31.1

                                 CERTIFICATION

    I, Paul A. Houston, certify that:

1.  I have reviewed this report on Form 10-Q of Alderwoods Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                                       By:             /s/ PAUL A. HOUSTON
                                                            -----------------------------------------
                                                                         Paul A. Houston
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                             DIRECTOR
Dated: November 12, 2003                                          (PRINCIPAL EXECUTIVE OFFICER)

                                                                    EXHIBIT 31.2

                                 CERTIFICATION

    I, Kenneth A. Sloan, certify that:

1.  I have reviewed this report on Form 10-Q of Alderwoods Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                                       By:             /s/ KENNETH A. SLOAN
                                                            -----------------------------------------
                                                                         Kenneth A. Sloan
                                                            EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                                             OFFICER
                                                                 (PRINCIPAL FINANCIAL OFFICER AND
Dated: November 12, 2003                                            CHIEF ACCOUNTING OFFICER)

                            EXHIBITS FILED HEREWITH

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
10.1                    Credit Agreement dated September 17, 2003, among Alderwoods
                        Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party
                        hereto

31.1                    Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

31.2                    Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

32.1                    Certifications of Chief Executive Officer and Chief
                        Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002