Form 10-K
period 2003-12-31
ALDERWOODS GROUP INC
filed 2004-03-16
CIK 927914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the 53 weeks (fiscal year) ended January 3, 2004
                                        OR
   / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from       to

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

    The aggregate market value of the Common Stock and Warrants to purchase Common Stock held by non-affiliates of the registrant (assuming that the registrant's only affiliates are its officers and directors), based on their closing prices on the Nasdaq Stock Market on June 13, 2003 was $214,249,000 and $688,000, respectively.
                           --------------------------

       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /
                           --------------------------

    At February 28, 2004, there were 39,987,530 shares of Common Stock outstanding and Warrants to purchase 2,992,000 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Listed hereunder is the document to be incorporated by reference and the Parts of the Form 10-K into which portions of the document will be incorporated:

DOCUMENT                                          PART OF FORM 10-K
--------                                          -----------------
Proxy Statement to be delivered to                Part III
  stockholders in connection with the annual
meeting of stockholders to be held on
May 4, 2004.

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
GENERAL INFORMATION.................................................................         1

        ITEM
       NUMBER
---------------------
                                            PART I
1.                      BUSINESS....................................................         2

2.                      PROPERTIES..................................................         8

3.                      LEGAL PROCEEDINGS...........................................         8

4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........         8

                        EXECUTIVE OFFICERS OF ALDERWOODS GROUP......................         9

                                           PART II
5.                      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS.........................................        11

6.                      SELECTED FINANCIAL DATA.....................................        12

7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS...................................        15

                        FORWARD-LOOKING STATEMENTS AND RISK FACTORS.................        37

7A.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        RISK........................................................        40

8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................        43

9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                        AND FINANCIAL DISCLOSURE....................................       120

9A.                     CONTROLS AND PROCEDURES.....................................       120

                                           PART III
10.                     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........       120

11.                     EXECUTIVE COMPENSATION......................................       120

12.                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................       121

13.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............       121

14.                     PRINCIPAL ACCOUNTING FEES AND SERVICES......................       121

                                           PART IV

15.                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                        FORM 8-K....................................................       122

                        SIGNATURES..................................................       127

                              GENERAL INFORMATION

    Unless the context otherwise requires (a) "Alderwoods Group" refers to Alderwoods Group, Inc., a Delaware corporation, (b) "Loewen Group" or the "Predecessor" refers to The Loewen Group Inc., a British Columbia corporation,
(c) "Loewen International" refers to Loewen Group International, Inc., (a Delaware corporation and a wholly-owned subsidiary of Loewen Group which, on January 2, 2002, was reorganized and renamed Alderwoods Group, Inc. and thereupon ceased to be affiliated with Loewen Group), (d) the "Company" refers to Alderwoods Group together with its subsidiaries and associated companies,
(e) "Debtors" refers to, collectively, Loewen Group, Loewen International and their debtor subsidiaries prior to January 2, 2002, and (f) "Loewen Companies" refers to Loewen Group, Loewen International and their subsidiaries prior to January 2, 2002.

    All dollar amounts are in United States dollars unless otherwise indicated. When discussing the Company's financial condition and results of operations, unless the context otherwise requires, references to "2003" or "fiscal 2003" and "2002" or "fiscal 2002" refer to the 53 weeks ended January 3, 2004, and the 52 weeks ended December 28, 2002, respectively.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    Alderwoods Group, Inc. is the second largest operator of funeral homes and cemeteries in North America. As of January 3, 2004, the Company operated 730 funeral homes, 150 cemeteries and 60 combination funeral homes and cemeteries throughout North America. The Company provides funeral and cemetery services and products on both an at-need (time of death) and pre-need basis. In support of its pre-need business, the Company operates insurance subsidiaries that provide customers with a funding mechanism for the pre-arrangement of funerals.

    Loewen International (incorporated in Delaware on February 25, 1987), as reorganized and renamed Alderwoods Group, Inc., succeeded to the business previously conducted by Loewen Group on January 2, 2002 (the "Effective Date") under the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., its Parent Corporation and certain of their Debtor Subsidiaries, as modified (the "Plan"). Alderwoods Group is a holding company owning, directly or indirectly, the capital stock of approximately 229 subsidiaries through which the funeral, cemetery and insurance businesses are operated. The principal executive office of the Company is located at 311 Elm Street, Suite 1000, Cincinnati, Ohio 45202.

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

    - the application of "fresh start" reporting, as a result of the confirmation and implementation of the Plan;

    - changes in accounting policies, certain account classifications and fiscal accounting periods adopted by the Company; and

    - the reclassification of assets held for sale as discontinued operations for its fiscal 2003 and 2002 years, without reclassifying fiscal years prior to 2002.

BUSINESS OPERATIONS

    The Company's segments primarily consist of the funeral and cemetery activities of its operating subsidiaries. The Company's segments also include an insurance business in support of the core funeral and cemetery operations. Within the Company's segments, the Company maintains a regional operating structure for the funeral and cemetery business that is organized into multiple geographic regions in the United States and Canada. For certain financial information by segment and geographic area, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note 16 to the Company's consolidated financial statements as at and for the 53 weeks ended January 3, 2004 (the "Consolidated Financial Statements") and Note 15 to the Predecessor's consolidated financial statements.

Funeral operations constituted approximately 68% of consolidated revenue of the Company for 2003, compared to approximately 69% for 2002. Cemetery operations constituted approximately 22% of consolidated revenue of the Company for 2003 and 2002. Insurance operations constituted approximately 10% of consolidated revenue of the Company for 2003, as compared to approximately 9% for 2002.

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

    Pursuant to various state and provincial laws, a portion of the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trusts, which are included in pre-need cemetery contracts in the Company's Consolidated Financial Statements. Earnings on merchandise and services trust funds are deferred on the consolidated balance sheet until the revenue of the associated merchandise or service is recognized in earnings. Selling costs related to the sale of pre-need merchandise and services are expensed in the period incurred.

    Pursuant to various state and provincial laws, the Company provides for the long-term maintenance of its cemetery properties by placing a portion, typically 10% to 15%, of the proceeds from the sale of interment rights into a perpetual care trust fund (these amounts are generally contributed to trust when the contract is fully paid). As allowed by these laws, the income earned on these funds is used to partially offset the maintenance costs of operating the cemeteries. At January 3, 2004, the cemeteries had approximately $260 million in perpetual care trust funds, compared to $267 million at December 28, 2002, which are not reflected in the Consolidated Financial Statements because the principal is required to stay in trust in perpetuity.

COMBINED FUNERAL AND CEMETERY OPERATIONS

    The Company operates 60 combination funeral homes and cemeteries in which a funeral operation is physically located within or adjoining a cemetery operation. The Company's combination operations allow synergies between funeral and cemetery sales, and reduction in personnel, equipment and other costs. In addition, customers are provided with the convenience of a single location to purchase funeral and cemetery services and merchandise.

INSURANCE OPERATIONS

    The Company operates several insurance subsidiaries licensed in a total of 35 states. These insurance subsidiaries sell a variety of insurance products, primarily for the funding of pre-need funerals.

DISCONTINUED OPERATIONS

    Throughout the reorganization process, the Company engaged in a strategic market rationalization assessment to dispose of cemetery and funeral operating locations that did not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land. This program continued during 2003. The Company believes that the identification of businesses for disposal is substantially complete. The Company will now focus on selling the businesses identified for disposal and, on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit in the Company's strategy. Once a property is added to the disposal list, the Company expects to receive a firm purchase commitment within one year.

    During 2003 and 2002, the Company identified 148 funeral, 88 cemetery and four combination locations for disposal. The funeral locations included all 39 funeral locations in the United Kingdom, which were sold on October 20, 2003. The Company also identified for disposal its life insurance operations, which are not strategic to the Company's long-term objectives, and are not in support of the Company's North American pre-need funeral sales efforts.

    As at January 3, 2004, the Company had 64 funeral, 72 cemetery and four combination locations in North America for disposal. The life insurance operations held for sale also remained for sale.

    The Company has classified all the locations identified for disposal as assets held for sale in the consolidated balance sheets and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition as income from discontinued operations. The Company has also reclassified the prior fiscal year to reflect any comparative amounts on a similar basis, including locations sold in 2002.

DEATH CARE INDUSTRY

COMPETITION

    The funeral service industry in North America is highly fragmented, consisting primarily of small, family-owned businesses. There are approximately 22,000 funeral homes and 10,500 cemeteries in the United States. The Company believes the four largest public operators of funeral homes and cemeteries -- Service Corporation International, Alderwoods Group, Inc., Stewart
Enterprises, Inc. and Carriage Services, Inc. -- operate approximately 12% and 9% of the funeral homes and cemeteries, respectively, serve approximately 22% of total funeral calls, and generate approximately 20% of industry revenues in the United States. The Company's competition in the markets in which it operates generally arise from one or more of the above public operators in addition to independent operators of funeral homes and cemeteries for at-need and pre-need business. The market share of a single funeral home or cemetery in any community is often a function of the name, reputation and location of that funeral home or cemetery. Gains or losses in market share within a community are usually realized over a number of years.

CREMATION

    Substantially all of the Company's funeral homes provide basic cremation services through Company owned or third party crematories, and the Company has proprietary programs designed to provide a full range of merchandise and services to families choosing cremation. In 2003, on an overall basis, cremations accounted for approximately 36% of all funeral services performed by the Company, compared to approximately 35% performed in 2002. According to the latest industry studies available, cremations increased by approximately 1% annually from 1997 to 2002, as a percentage of all funeral services in the United States and, in 2002, accounted for approximately 28% of all funeral services performed in the United States. This trend of increasing cremations is expected to continue into the future.

REGULATION

    The funeral service and cemetery industry is regulated primarily on a state and provincial basis with a vast majority of jurisdictions requiring licensing and supervision of individuals who provide funeral-related services. Most jurisdictions also regulate the sale of pre-need services and the administration of any resulting trusts or insurance contracts. The laws and regulations are complex, are subject to interpretation by regulators, vary from jurisdiction to jurisdiction and are subject to change from time to time. Non-compliance with these regulations can result in fines or suspension of licenses required to sell pre-need services and merchandise. In addition, concerns regarding lack of competition have led a few jurisdictions to enact legislation restricting the common ownership of funeral homes, cemeteries and related operations within a specific geographic region.

    The Company's operations in the United States must also comply with federal legislation, including the laws administered by the Occupational Safety and Health Administration, the Americans with Disabilities Act and the Federal Trade Commission ("FTC") regulations. The FTC administers the Trade Regulation Rule on Funeral Industry Practices, the purpose of which is to prevent unfair or deceptive acts or practices in connection with the provision of funeral goods or services. Certain regulatory requirements also exist in Canada.

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

    The Company believes that it complies in all material respects with the provisions of the laws and regulations under which it operates.

EMPLOYEES

    At February 28, 2004, the Company employed approximately 8,900 people, with approximately 530 people employed at the executive and administrative offices in Cincinnati, Ohio, Toronto, Ontario and Burnaby, British Columbia. The Company believes that relationships with employees are good. At February 28, 2004, approximately 270 of the Company's employees were members of collective bargaining units.

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

    Loewen Group's financial difficulties primarily stemmed from a highly burdensome debt load, much of which was incurred in connection with its historical acquisition program, and the poor cash flow characteristics associated with its then-existing cemetery pre-need sales strategy. The poor cash flow was also impacted by the settlement of a litigation matter for an aggregate consideration of $175.0 million in 1998. As of March 31, 1999, Loewen Group's consolidated balance sheet reflected approximately $2.1 billion of long-term debt (of which approximately $742.2 million was due currently) and approximately $48.8 million of other current debt.

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

    - Certain administrative claims were satisfied through the issuance of Alderwoods Group's 12 1/4% Convertible Subordinated Notes Due 2012 in the aggregate principal amount of $24.7 million (the "Convertible Subordinated Notes"), which were convertible, at the holder's option, into Common Stock at an initial conversion rate equal to $17.17 per share and 379,449 shares of Common Stock, which resulted in Alderwoods Group becoming the owner of all of the outstanding common stock of Rose Hills Holdings Corp. ("Rose Hills") which in turn owns 100% of the outstanding common stock of Rose Hills Company;

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

    - A new board of directors was selected for the Company; and

    - The Company entered into an exit financing facility with a maximum availability of $75 million.

    During the Company's first year of operations, subsequent to the Effective Date, the Company had a continuing obligation to resolve residual bankruptcy claims of allowed amounts, most of which were procedural oriented. In this regard, at fresh start, the Company estimated its cost to complete and resolve such pending matters and established an accrual of $57.1 million. Though the Company had anticipated completing all remaining reorganization matters and tasks during fiscal 2002, various delays experienced resulted in a number of items still not being completed. Although the estimated amounts were accrued at emergence, the continuing activities and associated costs, primarily legal fees, general Chapter 11 costs, legal reorganization costs, and adversary proceeding costs, continue to be incurred to complete the remaining reorganization procedures. Accordingly, the Company has estimated the remaining costs and has a remaining accrual of $13.1 million at January 3, 2004. The Company expects to complete the remaining reorganization procedures during fiscal year 2004.

ITEM 2.  PROPERTIES

    The Company's properties consist primarily of funeral homes and cemeteries. Of the Company's 730 funeral homes at January 3, 2004, 96 were leased facilities and the balance were owned by the Company. In some cases, the Company has a right of first refusal and/or an option to purchase its leased premises. Of the funeral homes owned by the Company, 361 funeral homes in the United States are pledged as security for the Company's $325.0 million senior secured facility entered into on September 17, 2003, and as amended on January 23, 2004 (the "Credit Agreement"), and 41 funeral homes are pledged as security for mortgages. As of January 3, 2004, there were 613 funeral homes located in the United States and 117 in Canada.

    The Company operated or provided management and sales services pursuant to various management and sales agreements to 150 cemeteries at January 3, 2004, of which the assets of one are pledged as security for mortgages. The cemeteries (including those in combination funeral homes and cemeteries) operated by the Company at January 3, 2004, contained an aggregate of approximately 11,600 acres of which approximately 60% were developed. As at January 3, 2004, there were 146 cemeteries located in the United States and four in Canada.

    At January 3, 2004, 57 combination funeral homes and cemeteries were located in the United States and three were located in Canada. Of the Company's 60 combination funeral homes and cemeteries at January 3, 2004, two were leased and the balance were owned by the Company. Of the combination funeral homes and cemeteries located in the United States, five are pledged as security for the Credit Agreement.

    The Company's office in Cincinnati, Ohio occupies approximately 21,000 square feet of leased office space. The Company's office in Toronto, Ontario occupies approximately 19,000 square feet of leased office space. The Company's office in Burnaby, British Columbia occupies approximately 72,000 square feet of leased office space.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                     EXECUTIVE OFFICERS OF ALDERWOODS GROUP

    The following table sets forth certain information with respect to executive officers of Alderwoods Group as of February 28, 2004.

NAME                               AGE      POSITION
----                             --------   --------
John S. Lacey..................     60      Chairman of the Board
Paul A. Houston................     55      Director, President and Chief Executive Officer
Ross S. Caradonna..............     52      Executive Vice President, Chief Information Officer
Cameron R.W. Duff..............     43      Senior Vice President, Corporate Development
                                            Senior Vice President, Legal & Compliance, Corporate
Ellen Neeman...................     53      Secretary
Richard J. Scully..............     45      Senior Vice President, Sales and Marketing
Kenneth A. Sloan...............     54      Executive Vice President, Chief Financial Officer

    Certain biographical information relating to each of these individuals is set forth below.

    JOHN S. LACEY became the Chairman of the Board of Directors of Alderwoods Group on January 2, 2002. From January 1999 to January 2002, Mr. Lacey was the Chairman of the Board of Directors of Loewen Group. In December 1998, Mr. Lacey became a director of Loewen Group. From July 1998 to November 1998, Mr. Lacey was President and Chief Executive Officer of The Oshawa Group Ltd., a marketer of food and pharmaceutical products, in Toronto, Ontario. From November 1996 to July 1998, Mr. Lacey was President and Chief Executive Officer of WIC Western International Communications Inc., a private broadcaster, in Vancouver, British Columbia. Mr. Lacey is also a director of Telus Corporation, Cancer Care Ontario and Canadian Tire Corporation, Limited.

    PAUL A. HOUSTON became a director, President and Chief Executive Officer of Alderwoods Group on January 2, 2002. From December 1999 to January 2002,
Mr. Houston was President and Chief Executive Officer of Loewen Group and President of Loewen International. Additionally, Mr. Houston served as a director of Loewen Group from June 1999 to January 2002. From August 1996 to October 1999, Mr. Houston was President and Chief Executive Officer of Scott's Restaurants Inc., a quick service food company. Mr. Houston is also a director of CFM Corporation.

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

    ELLEN NEEMAN became Senior Vice President, Legal & Compliance, Corporate Secretary of Alderwoods Group in June 2002. From May 2001 to January 2002,
Ms. Neeman was Vice President & Corporate Secretary for 724 Solutions, Inc., a provider of Internet infrastructure software. From March 2000 to April 2001, Ms. Neeman was Vice President & Corporate Secretary for Geac Computer Corporation Limited, a software provider. From March 1997 to January 2000,
Ms. Neeman was Senior Vice President, General

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Pursuant to the Plan, shares of the Company's Common Stock were first issued on the Effective Date and commenced trading on The NASDAQ Stock Market, Inc. ("Nasdaq") as National Market securities on January 3, 2002, under the symbol "AWGI".

    The following table sets forth, for the periods indicated, the range of high and low sales prices of the Company's Common Stock, as reported on Nasdaq.

                                                                  PRICE RANGE
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
53 Weeks Ended January 3, 2004:
  12-week period ended March 22, 2003.......................   $ 5.30     $ 3.07
  12-week period ended June 14, 2003........................     6.29       3.25
  16-week period ended October 4, 2003......................     8.40       5.27
  13-week period ended January 3, 2004......................    10.52       7.30

52 Weeks Ended December 28, 2002:
  12-week period ended March 23, 2002.......................   $15.31     $11.50
  12-week period ended June 15, 2002........................    12.00       6.86
  16-week period ended October 5, 2002......................     9.90       5.45
  12-week period ended December 28, 2002....................     6.73       3.65

    As of February 28, 2004, there were 631 record holders of the Common Stock.

DIVIDEND POLICY

    Since the Effective Date, Alderwoods Group has not paid any cash dividends, and it is not anticipated that Alderwoods Group will pay any dividends on the Common Stock in the foreseeable future. Covenants in the Credit Agreement and the Subordinated Bridge Loan Agreement dated as of January 23, 2004, among Alderwoods Group and Banc of America Bridge, LLC, as administrative agent and initial bridge lender (the "Bridge Loan"), prohibit the payment of cash dividends and restrict, and under specified circumstances prohibit, the payment of other dividends by Alderwoods Group. In addition, covenants in the indenture governing the Seven-Year Unsecured Notes restrict, and under specified circumstances prohibit, the payment of dividends by Alderwoods Group. See
"Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Information -- Restrictions" and Note 6 to the Company's Consolidated Financial Statements.

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

    On January 31, 2003, also in accordance with the Plan, the Company issued in respect of holders of certain unsecured claims 21,140 shares of Common Stock.

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

    - changes in accounting policies, and certain account classifications and fiscal accounting periods adopted by the Company; and

    - the reclassification of assets held for sale as discontinued operations for its fiscal 2003 and 2002 years, without reclassifying fiscal years prior to 2002.

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

    Set forth below is certain selected consolidated financial and operating information for the Company as of January 3, 2004, December 28, 2002, and December 31, 2001, and for the 53 weeks ended January 3, 2004, and the 52 weeks ended December 28, 2002, and, for the Predecessor, consolidated financial and operating information as at and for the years ended December 31, 2001, 2000 and 1999. The selected consolidated financial information set forth below is derived from the Company's and the Predecessor's respective audited consolidated financial statements for such periods, and should be read in conjunction with the Company's Consolidated Financial Statements and the Predecessor's consolidated financial statements included in Item 8 of this Form 10-K (including the notes thereto), as well as the discussion contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                                      PREDECESSOR
                                                             ALDERWOODS GROUP              ---------------------------------
                                                      -------------------------------
                                                      53 WEEKS ENDED   52 WEEKS ENDED           YEAR ENDED DECEMBER 31
                                                      JANUARY 3,       DECEMBER 28,        ---------------------------------
                                                         2004             2002             2001 (H)    2000 (I)    1999 (J)
                                                      --------------   --------------      ---------   --------   ----------
                                                              (IN THOUSANDS,                (IN THOUSANDS, EXCEPT PER SHARE
                                                       EXCEPT PER SHARE AMOUNTS)                       AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION:
Revenue.............................................    $ 740,551        $ 706,148         $ 836,401   $927,684   $1,021,230
Gross margin (a)....................................      146,275          130,665           181,239    262,023      258,529
Provision for goodwill impairment (b)...............           --          228,051                --         --           --
Provision for asset impairment (c)..................        4,699              367           180,658    116,937      428,194
Income (loss) from operations.......................       85,295         (140,941)         (132,173)    17,469     (324,656)
Net income (loss) from continuing operations (d)....       10,020         (217,871)          (87,160)   (57,345)    (523,439)
Basic net income (loss) per share from continuing
  operations (e)....................................         0.25            (5.46)            (1.29)     (0.89)       (7.18)
Aggregate dividends declared per share..............           --               --                --         --         0.10

                                                  ALDERWOODS GROUP
                                        ------------------------------------            PREDECESSOR
                                                                                  -----------------------
                                          AS OF        AS OF        AS OF
                                        JANUARY 3,   DECEMBER 28,  DECEMBER 31,     AS OF DECEMBER 31,
                                        ----------   ----------   ----------      -----------------------
                                           2004         2002         2001            2000         1999
                                        ----------   ----------   ----------      ----------   ----------
                                                   (IN THOUSANDS)                     (IN THOUSANDS)
BALANCE SHEET INFORMATION:
Total assets..........................  $3,115,437   $3,200,766   $3,503,103      $3,878,044   $4,059,751
Liabilities subject to
 compromise (f).......................          --           --           --       2,289,497    2,282,601
Total long-term debt including current
 maturities (f)(g)....................     630,918      755,581      835,648          73,542       91,204
Stockholders' equity (deficit)........     544,893      523,402      739,352        (662,768)     383,075

------------------------------

(a) For the 53 weeks ended January 3, 2004, and the 52 weeks ended December 28, 2002, gross margin includes depreciation expense not included in the prior years.

(b) See Note 15 to the Company's Consolidated Financial Statements.

(c) Predecessor provision for asset impairment includes goodwill impairment as determined under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

(d) For the Predecessor, represents loss before extraordinary gain, fresh start valuation adjustments and cumulative effect of accounting change.

(e) There are no material differences between basic and diluted loss per share. For the Predecessor, represents basic loss per share before extraordinary gain, fresh start valuation adjustments and cumulative effect of accounting change. Predecessor loss per share amounts are included herein, as required by U.S. GAAP. However, the common stockholders of the Predecessor received no equity in the Company upon reorganization.

(f) For the Predecessor, under-secured and unsecured debt obligations (including the Monthly Income Preferred Securities) were reclassified to liabilities subject to compromise for 2000 and 1999, as a result of the Chapter 11 and the Creditors Arrangement Act filings.

(g) For the Predecessor, total long-term debt comprises long-term debt which is not subject to compromise, including the current maturities of long-term debt.

(h) The financial results of the Predecessor for the year ended December 31, 2001, include $87 million of pre-tax charges representing reorganization costs. The 2001 results exclude $133 million of contractual interest expense applicable to certain pre-Petition Date debt obligations, which were subject to compromise as a result of the Chapter 11 and Creditors Arrangement Act filings.

(i) The financial results of the Predecessor for the year ended December 31, 2000, include $46 million of pre-tax charges representing reorganization costs. The 2000 results exclude $154 million of contractual interest expense applicable to certain pre-Petition Date debt obligations, which were subject to compromise as a result of the Chapter 11 and Creditors Arrangement Act filings.

(j) The financial results of the Predecessor for the year ended December 31, 1999, include $59 million of pre-tax charges representing impairment of investments and accrual of contingent losses on investments and $93 million of reorganization costs. The 1999 results exclude $95 million of contractual interest expense applicable to certain pre-Petition Date debt obligations, which were subject to compromise as a result of the Chapter 11 and Creditors Arrangement Act filings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Alderwoods Group is the second largest operator of funeral homes and cemeteries in North America. As of January 3, 2004, the Company operated 730 funeral homes, 150 cemeteries and 60 combination funeral homes and cemeteries throughout North America.

    The Company's funeral operations encompass making funeral and cremation arrangements on an at-need or pre-need basis. The Company's funeral operations offer a full range of funeral services, including the collection of remains, registration of death, professional embalming, use of funeral home facilities, sale of caskets and other merchandise and transportation to a place of worship, funeral chapel, cemetery or crematorium. The Company's funeral operations generally experience higher volumes in the winter months, primarily due to higher incidents of deaths due to illnesses brought on by cold weather.

    Industry data shows that cremation continues to be an increasing choice of many consumers. This shift away from the traditional funeral service appears indicative of the changing demographics of society, the increased mobility of the population, and the change in view towards memorialization alternatives. According to the latest industry studies available, cremations increased by approximately 1% annually from 1997 to 2001, as a percentage of all funeral services in the United States and, in 2001, accounted for approximately 27% of all funeral services performed in the United States. The number of cremation services performed by the Company as a percentage of total services performed increased to 34% in 2003, compared to 33% for 2002.

    Compared to funeral services that involve burials, cremation services historically generate higher gross profit margins, but lower overall revenues. Customers using cremation services typically choose lower priced merchandise and do not purchase the full range of funeral merchandise and services offered, as cremation services typically range from discount to enhanced services.

    The Company's cemetery operations assist families in making burial arrangements and offer a complete line of cemetery products (including a selection of burial spaces, burial vaults, lawn crypts, caskets, memorials, niches and mausoleum crypts), the opening and closing of graves and cremation services.

    The Company operates several insurance subsidiaries licensed in a total of 35 states. These insurance subsidiaries sell a variety of insurance products, primarily for the funding of pre-need funerals.

    The funeral service industry in North America is highly fragmented, consisting primarily of small, family-owned businesses that generate about 80% of industry revenues. There are approximately 22,000 funeral homes and 10,500 cemeteries in the United States. The Company believes the four largest public operators of funeral homes and cemeteries -- Service Corporation International, Alderwoods Group, Inc., Stewart Enterprises, Inc. and Carriage
Services, Inc. -- operate approximately 12% and 9% of the funeral homes and cemeteries, respectively, serve approximately 22% of total funeral calls, and generate approximately 20% of industry revenues in the United States.

    In 2002, there were approximately 2.4 million deaths in the United States. According to the United States Bureau of the Census, this number is expected to increase by approximately 1% annually until 2010, when annual deaths are expected to reach approximately 2.6 million. This rate of increase is not expected to significantly influence revenue. The over-50 population is expected to increase annually by 2% and reach approximately 97.1 million in 2010, which will provide opportunities for increasing the sale of pre-need services and merchandise.

    Alderwoods Group is a holding company owning, directly or indirectly, the capital stock of approximately 229 subsidiaries through which the funeral, cemetery and insurance businesses are operated. Loewen International (incorporated in Delaware on February 25, 1987), as reorganized and renamed

Alderwoods Group, Inc., succeeded to the business previously conducted by Loewen Group on January 2, 2002.

BUSINESS STRATEGY

OVERVIEW

    During 2003 and 2002, its two post-emergence years, the Company focused on stabilizing its core business operations, reducing debt to the extent possible while maintaining stable cash flow for operating purposes, and completing many residual tasks associated with its successful emergence from reorganization proceedings on January 2, 2002. The successful results of this strategy are evident in that the Company has:

    - generated positive operating margins in its business,

    - reduced debt outstanding by approximately $125.0 million in 2003, and, since the Company was launched in January 2, 2002, reduced debt by approximately $202.8 million from $833.7 million to $630.9 million as at January 3, 2004;

    - refinanced certain debt to eliminate refinancing risk, extend maturities and lower interest costs for 2004 to an estimated $57.6 million (projected using interest rates and debt levels in effect at January 3, 2004), compared to $77.8 million for 2003, and $85.0 million for 2002;

    - identified for disposal 148 funeral, 88 cemetery and four combination locations that did not fit into the Company's market or business strategies;

    - identified for disposal the Company's life insurance operations, which are not in support of the Company's North American pre-need funeral sales efforts;

    - sold all 39 funeral locations in the United Kingdom and 41 other funeral, 67 cemetery and six combination locations identified for disposal; and

    - resolved numerous reorganization issues and outstanding claims.

    Looking ahead to 2004, the Company's strategic objectives are to:

    - improve the Company's revenues and reduce costs by growing the number of funeral services, increasing the average revenue per funeral service and controlling costs;

    - build a solid foundation to maintain market share and long-term volume growth by growing pre-need sales;

    - continue to improve the financial condition of the Company by reducing debt and exploring further opportunities for lowering interest costs; and

    - sell the businesses identified for disposal and, on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit in the Company's strategy.

KEY STRATEGIES

    IMPROVE THE BALANCE SHEET

    The Company successfully reduced its emergence debt level by approximately 24.5% during its first two years of operations. Such reduction came from the generation of strong operating cash flow, the sale of non-strategic operating locations and real estate, the recovery of excess trust fund contributions and improvements in working capital levels. In addition, the Company successfully refinanced certain of its debt, effectively reducing interest costs. The Company intends to continue to de-lever its consolidated balance sheet during 2004. The Company will look to further reduce its average interest rate by refinancing its debt at lower rates of interest as opportunities arise.

    The Company expects cash flow from operations to be adequate to maintain existing operations and capital needs, allowing some of the excess to be used to pay down debt further. Additionally, the Company's disposition of assets held for sale is expected to generate funds that will primarily be utilized for debt reduction. Finally, although the efforts to withdraw excess contributions and unwithdrawn earnings from trusts are substantially complete, the Company will continue its efforts to identify and withdraw such funds. All of these sources of funds will be pursued to achieve the objective of reducing the Company's debt.

    INTERNAL GROWTH

    The Company's continued, but increased, focus on its core businesses will be directed towards improved levels of internal growth. The Company will focus on three key areas -- market share, average revenue per funeral service and pre-need sales -- to achieve internal growth.

    The Company plans to initiate market awareness programs in target test markets that afford the highest growth potential for the investment. The Company will invest in advertising and promotion, community relations, brand segmentation and advance planning. Results from these test markets will be used to support the Company's future marketing expenditures that are expected to enhance revenue-creation opportunities.

    The Company plans to improve its retailing strategies, primarily for at-need customers, which are expected to increase average revenue per service. The Company currently is rolling out standardized merchandise display layouts and pricing presentation in its merchandise selection rooms at its funeral homes. This merchandising strategy is expected to be rolled out in phases to all of the Company's funeral homes over the next five years.

    The Company has a strong pre-need sales program that builds future revenue and enhances market awareness. The Company is careful to manage the cash flow and expense impacts of such a pre-need sales program. In an effort to build on this program, the Company plans to test a more aggressive pre-need sales program in 2004. Initially, during 2004, the program will be rolled out in seven markets. If successful, full roll out over all markets is expected to occur over the next two years. The program involves recruitment of additional sales professionals and a new training program for counselors and managers to support these efforts.

    Industry data shows that cremation continues to be an increasing choice of many consumers. This shift away from the traditional funeral service appears indicative of the changing demographics of society, the increased mobility of the population, and the change in view towards memorialization alternatives. This shift is seen as an opportunity for the Company to enhance revenues. The Company plans to offer cremation customers a larger variety of services and products.

    MARKET RATIONALIZATION AND EXPANSION

    Throughout the reorganization process, the Company engaged in a strategic market rationalization program to dispose of operating locations that were under-performing or did not fit into the Company's market or business strategies. This program continued during 2003 and 2002.

    The Company believes that the identification of businesses for disposal is substantially complete. The Company will now focus on selling the businesses identified for disposal and, on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit in the Company's strategy. In addition to disposals of operating locations, the Company will aggressively dispose of surplus real estate holdings within its markets.

    In addition, the Company plans to commence strategic initiatives to improve its revenue growth. This is expected to be accomplished through, among other things, strategic, targeted, and well-planned key market development, which meet the Company's operating philosophy and financial goals. The Company expects such controlled growth will help strengthen the Company's core operations, enabling further synergies and operating efficiencies.

    The Company also intends to continue its strategy to develop more combination operating locations to provide enhanced, seamless service to customers. Such combination opportunities may be determined within the Company's underlying base of operating locations, as well as through strategic acquisitions.

    CULTURAL TRANSFORMATION

    The Company recognizes that a culture supporting outstanding customer service, excellence in administration and strong financial management has not yet been uniformly established throughout the Company's locations. The Company believes that it has made improvements in this area and is satisfied with the progress made to date. However, management is committed to setting the industry standard for customer service, administration and financial management. The Company is taking steps to achieve this goal, which include implementing tools to assist in assessing the performance of individuals consistently throughout the Company and expanding training programs for customer service and local management skills.

OVERVIEW OF CRITICAL ACCOUNTING POLICIES

    The Company's consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions (see
Note 3 to the Consolidated Financial Statements) that impact all of its business segments. Management believes that, of the significant accounting policies described in Note 3 to the Company's Consolidated Financial Statements, the following are the most important to the representation of the Company's financial position, results of operations and cash flows. These require management's most difficult, subjective and complex judgment efforts. All of these critical accounting policies have been discussed and reviewed with the Company's audit committee.

COLLECTIBILITY OF ACCOUNTS RECEIVABLE

    Management must make estimates of the expected uncollectible or refundable amounts of accounts receivable, both at-need and pre-need, primarily affecting the Company's funeral and cemetery business segments. Accordingly, a reserve for uncollectible or refundable installment contracts and trade accounts is determined, based primarily on historical experience of collections and write-offs, as well as other analytical procedures, such as assessment of the change in the aging of receivables. These analyses are applied to different categories of receivables, based on their differing characteristics, to provide an estimate of expectation that is as representative as possible of the related receivable category. Due to the significant number of estimates and projections utilized in determining an expected rate of uncollectible or refundable receivables, actual results of collections could be materially different from these estimates.

    In addition, the Company's revenue recognition method for pre-need cemetery interment rights is dependent on management's assessment of the collectibility of the related receivables. If management's collectibility assumptions are not achieved, future pre-need cemetery interment rights revenue would be accounted for under the installment method.

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

VALUATION OF LONG-LIVED ASSETS

    The Company monitors, for both its continuing and discontinued operations, the continued propriety of the carrying values of its long-lived assets, primarily property, plant and equipment, and cemetery property in the funeral and cemetery business segments, on an ongoing basis, in accordance with accounting requirements. As required, if an indicator of potential impairment is evident, the Company will review the projected undiscounted future cash flows associated with the relevant long-lived asset, to determine if such undiscounted cash flows exceed the carrying amount of the long-lived asset. If it is determined that the net carrying amount of the long-lived asset is not recoverable, then an adjustment would be made to reduce the net carrying amount to the fair value amount of the long-lived asset. The Company utilizes the most current internally-generated and publicly available information to develop its estimates of future undiscounted cash flows including, among other things, estimated lives, residual values, and terminal values, and believes such estimates to be reasonable. Additionally, determination of fair values of long-lived assets may also involve various methods of estimation, if comparable independent fair values are not readily available. Accordingly, different assumptions related to cash flows or fair values of long-lived assets could materially affect the Company's estimates.

VALUATION OF GOODWILL

    Goodwill of the funeral business segment is not amortized, but rather tested annually, as well as on the occurrence of certain significant events, as prescribed by relevant accounting requirements, to determine whether or not the carrying value has been impaired. Such annual testing entails determining an estimated fair value of goodwill ("implied goodwill") for comparison to the carrying amount of goodwill, to assess whether or not impairment has occurred. Impairment occurs when the estimated fair value of goodwill associated with the funeral business segment is less than the respective carrying amount of such goodwill, resulting in a write down to the estimated fair value of goodwill. Determination of the estimated fair value of goodwill entails determining the estimated fair value of the funeral business reporting unit in total, and allocating such value to the estimated fair value of the assets and liabilities of the funeral business reporting unit, in a method similar to purchase accounting. Such determination involves many complex assumptions, including underlying cash flow projections, fair value estimates, and comparability reviews, which include, among other things, estimated discount rates, lives, residual values, and terminal values, which the Company believes are reasonable. Accordingly, if any estimates or related underlying assumptions change in the future, the Company may be required to record goodwill impairment charges that result.

ACCOUNTING FOR INCOME TAXES

    The Company must estimate income taxes for its business segments, in each of the jurisdictions in which such business segments operate. This involves estimating actual current tax expense, assessing temporary differences resulting from different treatment of various assets and liabilities for book and tax purposes, such as depreciation, and evaluating potential tax exposures based on current relevant facts and circumstances. The determination of temporary differences associated with assets and liabilities results in deferred tax assets or liabilities, which are recorded in the Company's Consolidated Financial Statements. The Company then assesses the likelihood that it will recover or realize its deferred tax assets from expected future taxable income and, to the extent that recovery is estimated to be not likely, establishes a corresponding valuation allowance. In general, to the extent that a valuation allowance increases or decreases in a period, it will be included as an expense or recovery within the tax provision for such period. (This will not be the case for a decrease in the valuation allowance established at fresh start as a result of the utilization of benefits, which must reduce fresh start goodwill and, if insufficient goodwill exists, will be credited to additional paid-in capital.)

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

    Certain consolidated financial and other information concerning the Predecessor may be of limited interest to stockholders of the Company and has been included in this Form 10-K. However, due to the significant changes in the financial structure of the Company, the application of "fresh start" reporting as explained in Note 2 to the Company's Consolidated Financial Statements as a result of the confirmation and implementation of the Plan and changes in accounting policies and fiscal accounting periods adopted by the Company, the consolidated financial and other information of the Company issued subsequent to the Plan implementation are not comparable with the consolidated financial information and other information issued by the Predecessor prior to the Plan implementation. Furthermore, the Company has reclassified assets held for sale as discontinued operations for its fiscal 2003 and 2002 years, without reclassifying fiscal years prior to 2002. Accordingly, management's discussion and analysis of financial condition and results of operations of the Company compared to the Predecessor should be reviewed with caution, and should not be relied upon as being indicative of future results of the Company or providing an accurate comparison of financial performance.

    The Company's fiscal year ends the Saturday nearest to December 31 in each year (whether before or after such date).

    The first and second fiscal quarters each consist of 12 weeks and the third fiscal quarter consists of 16 weeks. The fourth fiscal quarter will typically consist of 12 weeks, but this period may be altered, if necessary, in order to cause the fourth fiscal quarter to end on the same day as the fiscal year. As a result of this, the fourth fiscal quarter will consist of 13 weeks in certain years.

    This discussion and analysis of financial condition and results of operations of the Company and the Predecessor are based upon and should be read in conjunction with the Company's Consolidated Financial Statements and the Predecessor's consolidated financial statements included in Item 8 of this Form 10-K (including the notes thereto).

RESULTS OF OPERATIONS

    Detailed below are the operating results of the Company for the 53 weeks ended January 3, 2004, and the 52 weeks ended December 28, 2002, and the Predecessor for the year ended December 31, 2001. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of revenue.

    The following provides a detailed discussion of continuing operations, which consist of those businesses the Company owned and operated both for the entire current and prior fiscal years and that the Company plans to retain, and those businesses that have been opened during either the current or prior fiscal years and that the Company plans to retain. Discontinued operations consist of those that have been sold or closed during either the current or prior fiscal years and the businesses that are currently being offered for sale.

    The operations of the Company comprise, and the operations of the Predecessor comprised, three businesses: funeral homes, cemeteries and insurance. Additional segment information is provided in Note 16 and Note 15 of the Company's and Predecessor's consolidated financial statements, respectively.

53 WEEKS ENDED JANUARY 3, 2004 COMPARED TO 52 WEEKS ENDED DECEMBER 28, 2002

                                                                 ALDERWOODS GROUP
                                   -----------------------------------------------------------------------------
                                    53 WEEKS ENDED      52 WEEKS ENDED      53 WEEKS ENDED      52 WEEKS ENDED
                                   JANUARY 3, 2004    DECEMBER 28, 2002    JANUARY 3, 2004    DECEMBER 28, 2002
                                   ----------------   ------------------   ----------------   ------------------
                                    (IN MILLIONS)       (IN MILLIONS)       (PERCENTAGES)       (PERCENTAGES)
Revenue
  Funeral........................       $501.6               $ 486.8              67.7                 68.9
  Cemetery.......................        168.2                 156.5              22.7                 22.2
  Insurance......................         70.7                  62.8               9.6                  8.9
                                        ------               -------             -----                -----
    Total........................       $740.5               $ 706.1             100.0                100.0
                                        ------               -------             -----                -----
Gross margin
  Funeral........................       $115.9               $ 111.3              23.1                 22.9
  Cemetery.......................         28.6                  18.7              17.0                 12.0
  Insurance......................          1.8                   0.6               2.5                  1.0
                                        ------               -------             -----                -----
    Total........................        146.3                 130.6              19.8                 18.5
                                        ------               -------             -----                -----
Expenses
  General and administrative.....         56.3                  43.2               7.6                  6.1
  Provision for goodwill
    impairment...................           --                 228.0                --                 32.3
  Provision for asset
    impairment...................          4.7                   0.3               0.7                  0.1
                                        ------               -------             -----                -----
Income (loss) from operations....         85.3                (140.9)             11.5                (20.0)
Interest on long-term debt.......         77.8                  85.0              10.5                 12.0
Other expenses (income), net.....          3.7                  (7.4)              0.5                 (1.1)
                                        ------               -------             -----                -----
Income (loss) before income
  taxes..........................          3.8                (218.5)              0.5                (30.9)
Income taxes.....................         (6.3)                 (0.7)             (0.9)                  --
                                        ------               -------             -----                -----
Net income (loss) from continuing
  operations.....................         10.1                (217.8)              1.4                (30.9)
Income (loss) from discontinued
  operations, net of tax.........          0.7                 (15.9)              0.1                 (2.2)
                                        ------               -------             -----                -----
Net income (loss)................       $ 10.8               $(233.7)              1.5                (33.1)
                                        ======               =======             =====                =====

    Other information for the 53 weeks ended January 3, 2004, and 52 weeks ended December 28, 2002, is summarized in the following table. The impact of the 53rd week was estimated by calculating the weekly average of the 13 weeks ended January 3, 2004. The Company believes the discussion below regarding the impact of the 53rd week facilitates direct comparability of fiscal year results.

                                                   JANUARY 3,    DECEMBER 28,
CONTINUING OPERATIONS:                                2004           2002          INCREASE (DECREASE)
----------------------                             -----------   -------------   ------------------------
                                                                                 (AMOUNT)   (PERCENTAGES)
FUNERAL -- OTHER INFORMATION
Number of funeral services performed.............    127,964        126,686           --           --
Estimated impact of 53rd week on the number of
  funeral services performed.....................     (2,480)            --           --           --
Number of funeral services performed adjusted for
  the impact of the 53rd week....................    125,484        126,686       (1,202)        (0.9)

Average revenue per funeral service..............   $  3,920       $  3,843       $   77          2.0

Pre-need funeral contracts written (in
  millions)......................................   $  166.0       $  161.0           --           --
Estimated impact of 53rd week on pre-need funeral
  contracts written (in millions)................   $   (3.0)            --           --           --
Pre-need funeral contracts written adjusted for
  the impact of the 53rd week (in millions)......   $  163.0       $  161.0       $  2.0          1.2

Pre-need funeral conversion (percentages)........         26             24            2           --

Funeral backlog (in millions)....................   $1,210.6       $1,139.8       $ 70.8          6.2

CEMETERY -- OTHER INFORMATION
Pre-need cemetery contracts written (in
  millions)......................................   $   83.8       $   77.9           --           --
Estimated impact of 53rd week on pre-need
  cemetery contracts written (in millions).......   $   (1.7)            --           --           --
Pre-need cemetery contracts written adjusted for
  the impact of the 53rd week (in millions)......   $   82.1       $   77.9       $  4.2          5.4

Cemetery backlog (in millions)...................   $  260.7       $  249.0       $ 11.7          4.7

DISCUSSION OF CONTINUING OPERATIONS

    As there have been no material acquisitions or construction of new locations in 2003 and 2002, results from continuing operations reflect those of "same site" locations.

    Consolidated revenue of $740.5 million for the 53 weeks ended January 3, 2004, increased by $34.4 million, or 4.9%, compared to $706.1 million in 2002, primarily as a result of an increase of $19.6 million in funeral, cemetery and insurance revenue and an estimated increase of $14.8 million due to the additional fifty-third week in fiscal 2003 over fiscal 2002. Consolidated gross margin as a percentage of revenue increased to 19.8% for the 53 weeks ended January 3, 2004, from 18.5% in 2002. The percentage increase in gross margin is attributed to the increases in the gross margins of all businesses.

    Funeral revenue of $501.6 million for the 53 weeks ended January 3, 2004, increased by $14.8 million, compared to $486.8 million in 2002, primarily as a result of an estimated increase of $9.9 million due to the additional fifty-third week in 2003 over 2002. After adjusting for the effect of the fifty-third week, funeral revenue increased by $4.9 million, primarily as a result of the increase of $77.0, or 2.0%, in average revenue per funeral service performed, partially offset by a decrease of 1,202, or 0.9%, in the number of funeral services performed. The increase in average revenue per funeral service performed was achieved through adjusting the Company's mix of merchandise and services that were designed to both meet customers' needs and increase revenues. After adjusting for the effect of the fifty-third week, the number of funeral services performed during the second half of 2003, increased by 1,066, or 1.6%, over the second half of 2002. The Company believes that the second half increase in the number of funeral services performed was the result of the Company's overall efforts to improve the level of internal growth.

    The number of cremation services performed as a percentage of total services performed increased to 34% for the 53 weeks ended January 3, 2004, compared to 33% for 2002. This increase reflects the increasing trend in consumer preferences for cremation services. The number of cremation services performed may impact funeral revenue, as the average revenue per cremation service is typically lower than the average revenue for traditional funeral services.

    Funeral gross margin as a percentage of revenue increased slightly to 23.1% for the 53 weeks ended January 3, 2004, compared to 22.9% in 2002. Decreases in regional management costs, administration, operating costs, and advertising and promotion costs for the 53 weeks ended January 3, 2004, compared to 2002, were partially offset by increases in insurance, benefits and wage costs. Due to the fixed nature of funeral costs over the short term, the Company's gross margin percentage is impacted more by the fluctuation in funeral revenue than funeral costs, as the Company believes that the amount of funeral revenue can be increased without incurring significantly higher funeral costs.

    Pre-need funeral contracts written for the 53 weeks ended January 3, 2004, were $166.0 million. After adjusting for the effect of the fifty-third week, pre-need funeral contracts written for the 53 weeks ended January 3, 2004, were $163.0 million, compared to $161.0 million in 2002. The increase in pre-need funeral contracts written of $2.0 million was primarily due to the Company's continuing program to increase pre-need sales. For the 53 weeks ended
January 3, 2004, 26% of funeral volume was derived from backlog, compared to 24% in 2002. The Company manages the cash impact of its pre-need funeral sales program primarily by offsetting direct costs, including commissions paid to counselors, with either general agency commissions received from third party and related insurance companies or amounts not required to be trusted. In addition, pre-need funeral sales build the foundation for future funeral revenue and are expected to generate positive cash flow when the funeral service is performed.

    Cemetery revenue of $168.2 million for the 53 weeks ended January 3, 2004, was $11.7 million, or 7.5%, higher than cemetery revenue in 2002, primarily as a result of a one-time $3.9 million reversal of accrued perpetual care liabilities, an estimated increase of $3.6 million due to the additional fifty-third week in 2003 over 2002, and a $3.9 million adjustment to cemetery cancellation allowances. In addition, pre-need space sales and recognition of pre-need merchandise were higher, which were partially offset by declines in trust and finance income. Cemetery revenue for the 53 weeks ended January 3, 2004, from the Company's Rose Hills operations was $52.0 million, which was higher than in 2002, primarily due to higher sales of space and merchandise at the higher end of the product range.

    Cemetery gross margin as a percentage of revenue increased to 17.0% for the 53 weeks ended January 3, 2004, compared to 12.0% for 2002, primarily as a result of a one-time $3.9 million reversal of accrued perpetual care liabilities and the changes in cemetery revenue discussed above. For the 53 weeks ended January 3, 2004, wages, benefit, regional management, operating and other costs decreased, while facilities and selling costs increased compared to 2002. The Company's ongoing initiative to improve operational efficiencies contributed to the containment of cost increases.

    Pre-need cemetery contracts written for the 53 weeks ended January 3, 2004, were $83.8 million. After adjusting for the effects of the fifty-third week, pre-need cemetery contracts for the 53 weeks ended January 3, 2004, were $82.1 million, $4.2 million higher than in 2002. The increase in pre-need cemetery contracts written was primarily due to the Company's continuing program to increase pre-need sales. For the 53 weeks ended January 3, 2004, 80% of interments were at-need and 20% were pre-need fulfillments. Pre-need cemetery sales may initially decrease cash flows if the amount of cash initially collected is insufficient to cover the amount required to be trusted, and sales commissions and other direct costs paid out. However, this cash flow impact is not expected to be significant, as the Company sets minimum down payments, maximum terms and sales commissions rates to maximize cash flow. Generally over time, pre-need cemetery sales generate positive cash flow and build the foundation for future cemetery revenue.

    Insurance revenue for the 53 weeks ended January 3, 2004, increased
$7.9 million, or 12.6%, compared to 2002, primarily due to increases in premium and investment income. Insurance premiums are dependent on insurance production, as increases in insurance production generate increased insurance premiums over time. Insurance production, which represents its participation in the Company's pre-need funeral contracts for the 53 weeks ended January 3, 2004, was $69.1 million compared to $58.2 million for 2002. Insurance gross margin as a percentage of revenue increased to 2.5% for the 53 weeks ended January 3, 2004, compared to 1.0% for 2002, primarily due to the revenue increase being at a rate higher than that of the cost increase. The Company expects the insurance gross margin percentage to grow modestly over the near term.

    Interest expense on long-term debt for the 53 weeks ended January 3, 2004, was $77.8 million, a decrease of $7.2 million compared to 2002, primarily reflecting the effect of debt repayments made by the Company during the 52 weeks ended December 28, 2002, and during the 53 weeks ended January 3, 2004, which were partially offset by $4.2 million in premiums, fees and unamortized discount write-off incurred during the 53 weeks ended January 3, 2004, as a result of the early retirement of the 9.50% Senior subordinated notes, due in 2004, and the previous credit facility entered into on January 2, 2002. As a result of the debt reduction and lower rates of interest on the Company's debt, the Company expects interest expense in 2004 to decline compared to 2003.

    General and administrative expenses for the Company for the 53 weeks ended January 3, 2004, were $56.3 million, or 7.6% of consolidated revenue, compared to $43.2 million, or 6.1% of consolidated revenue in 2002. For the 53 weeks ended January 3, 2004, general and administrative expenses were reduced by a $9.0 million decrease in accrued legal expenses as a result of legal claim settlements and a $3.1 million net interest income received from a tax refund in connection with the audit of the Predecessor's 1993 through 1998 federal income tax returns. In addition, a $10.0 million reserve taken against receivables that arose from a disposition of assets in 2001, and $9.4 million in additional incentive costs were included in the 53 weeks ended January 3, 2004. During the 52 weeks ended December 28, 2002, general and administrative expenses were reduced by $4.6 million, as a result of a legal claim settlement.

    The Company has a significant portion of its corporate and administrative functions in Canada. Expenses for these functions are paid principally in Canadian dollars. Due to the weakening of the US dollar against the Canadian dollar during 2003, the Company estimates that foreign exchange rate movements resulted in an additional $5.0 million in general and administrative expense for the 53 weeks ended January 3, 2004, compared to 2002. The Company continues to be committed to reducing general and administrative expenses wherever possible. To achieve this goal, the Company has begun a program to hedge certain Canadian dollar expenses. The goal of the hedge program is to reduce the Company's exposure to fluctuations in Canadian dollar foreign exchange rates.

    Income tax benefit for the 53 weeks ended January 3, 2004, was $6.3 million compared to $0.7 million in 2002. The Company's effective tax rate for the 53 weeks ended January 3, 2004, varied from the statutory tax rate, primarily because the Company favorably settled a federal income tax audit during 2003. The Company received and recognized a $9.7 million tax benefit for the 53 weeks ended January 3, 2004, in connection with the audit of the Predecessor's 1993 through 1998 federal income tax returns. Future income and losses may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at January 3, 2004. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease reflecting realization of the benefits of tax assets that had a corresponding valuation allowance established on January 2, 2002, would be treated as a reduction of goodwill established on January 2, 2002, with any excess over the value assigned to such goodwill recognized as a capital transaction.

    Previously, the Company designated certain parcels of surplus real estate as probable for sale, as they do not meet the Company's future geographic and strategic objectives. During the 53 weeks ended January 3, 2004, the Company determined that the carrying amounts of certain of these parcels of the surplus real estate exceeded the fair market value, less estimated costs to sell. Accordingly, the Company recorded a long-lived asset impairment provision of $4.7 million for the 53 weeks ended January 3, 2004. As at January 3, 2004, the carrying value of real estate held as probable for sale was $20.0 million.

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

    At December 31, 2001, the Company had accrued $57.1 million of reorganization costs related to costs incurred during the Predecessor's reorganization, as well as costs incurred in connection with the actual emergence and various related activities. Although the Company had expected to pay out the $57.1 million during 2002, delays experienced in the completion of the reorganization process resulted in a remaining balance of $26.3 million at December 28, 2002. The Company has paid or adjusted accruals of $13.2 million for the 53 weeks ended January 3, 2004, leaving a total accrual of $13.1 million at January 3, 2004. Though emergence occurred on January 2, 2002, it is the Company's continuing responsibility to resolve allowed amounts for unresolved claims. The unresolved claims relate to the allocation of payments approved by the United States Bankruptcy Court for the District of Delaware and do not impact the Company's obligations under the settlement process. The continuing expenditures continue to be paid and charged against the accrual to complete the remaining reorganization procedures. The Company expects to pay the remainder during fiscal year 2004. A reconciliation of changes in the reorganization cost accrual is included in Note 14 to the Company's Consolidated Financial Statements.

DISCUSSION OF DISCONTINUED OPERATIONS

    Throughout the reorganization process, the Company engaged in a strategic market rationalization assessment to dispose of cemetery and funeral operating locations that did not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land. This program continued during 2003. The Company believes that the identification of businesses for disposal is substantially complete. The Company will now focus on selling the businesses identified for disposal and, on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit in the Company's strategy. Once a property is added to the disposal list, the Company expects to receive a firm purchase commitment within one year.

    During the 53 weeks ended January 3, 2004, the Company identified 124 funeral, 45 cemetery and four combination locations for disposal. The funeral locations included all 39 funeral locations in the United Kingdom, as they were not strategic to the Company's long-term objective to focus capital and management resources in North America. The Company also identified for disposal its life insurance operations, which are not strategic to the Company's long-term objectives, and are not in support of the Company's North American pre-need funeral sales efforts.

    As at January 3, 2004, the Company had 64 funeral, 72 cemetery and four combination locations in North America for disposal. The life insurance operations held for sale also remained for sale. The Company's 39 funeral locations in the United Kingdom were sold on October 20, 2003.

    The Company has classified all the locations identified for disposal as assets held for sale in the consolidated balance sheets and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition as income from discontinued operations. The Company has also reclassified the prior fiscal year to reflect any comparative amounts on a similar basis, including locations sold in 2002.

THE COMPANY'S 52 WEEKS ENDED DECEMBER 28, 2002 COMPARED TO PREDECESSOR'S YEAR
  ENDED DECEMBER 31, 2001

    A COMPARISON OF FINANCIAL PERFORMANCE WITH THE PREDECESSOR IS NOT MEANINGFUL AND SHOULD BE REVIEWED WITH CAUTION DUE TO:

    - SIGNIFICANT CHANGES IN THE FINANCIAL AND LEGAL STRUCTURE OF THE COMPANY;

    - APPLICATION OF FRESH START REPORTING AT DECEMBER 31, 2001, AS A RESULT OF THE CONFIRMATION AND IMPLEMENTATION OF THE PLAN;

    - CHANGES IN ACCOUNTING POLICIES AND CERTAIN ACCOUNT CLASSIFICATIONS ADOPTED UPON EMERGENCE;

    - CHANGES IN THE FISCAL ACCOUNTING PERIODS; AND

    - THE RECLASSIFICATION OF ASSETS HELD FOR SALE AS DISCONTINUED OPERATIONS FOR THE 52 WEEKS ENDED DECEMBER 28, 2002, WITHOUT RECLASSIFYING FISCAL YEARS PRIOR TO 2002.

    ACCORDINGLY, A BLACK LINE HAS BEEN DRAWN TO SEPARATE AND DISTINGUISH BETWEEN THE CONSOLIDATED OPERATING RESULTS THAT RELATE TO THE COMPANY AND
THE PREDECESSOR.

                                              ALDERWOODS GROUP                               PREDECESSOR
                                  -----------------------------------------   -----------------------------------------
                                    52 WEEKS ENDED        52 WEEKS ENDED          YEAR ENDED            YEAR ENDED
                                   DECEMBER 28, 2002     DECEMBER 28, 2002     DECEMBER 31, 2001     DECEMBER 31, 2001
                                  -------------------   -------------------   -------------------   -------------------
                                     (IN MILLIONS)         (PERCENTAGES)         (IN MILLIONS)         (PERCENTAGES)
Revenue
  Funeral.......................        $ 486.8                 68.9                $ 522.1                 62.4
  Cemetery......................          156.5                 22.2                  210.1                 25.1
  Insurance.....................           62.8                  8.9                  104.2                 12.5
                                        -------                -----                -------                -----
    Total.......................        $ 706.1                100.0                $ 836.4                100.0
                                        -------                -----                -------                -----
Gross margin
  Funeral.......................        $ 111.3                 22.9                $ 138.4                 26.5
  Cemetery......................           18.7                 12.0                   31.1                 14.8
  Insurance.....................            0.6                  1.0                   11.7                 11.2
                                        -------                -----                -------                -----
    Total.......................          130.6                 18.5                  181.2                 21.7
                                        -------                -----                -------                -----
Expenses
  General and administrative....           43.2                  6.1                   75.7                  9.1
  Depreciation and
    amortization................             --                   --                   57.0                  6.8
  Provision for goodwill
    impairment..................          228.0                 32.3                     --                   --
  Provision for asset
    impairment..................            0.3                  0.1                  180.7                 21.6
                                        -------                -----                -------                -----
Loss from operations............         (140.9)               (20.0)                (132.2)               (15.8)
Interest on long-term debt......           85.0                 12.0                   11.0                  1.3
Reorganization costs............             --                   --                   87.2                 10.4
Gain on disposal of subsidiaries
  and other expenses (income)...           (7.4)                (1.1)                (171.2)               (20.4)
                                        -------                -----                -------                -----
Loss from continuing operations
  before income taxes and
  extraordinary items...........         (218.5)               (30.9)                 (59.2)                (7.1)
Income taxes....................           (0.7)                  --                   28.0                  3.3
                                        -------                -----                -------                -----
Loss from continuing operations
  before extraordinary items....         (217.8)               (30.9)                 (87.2)               (10.4)
Loss from discontinued
  operations, net of tax........          (15.9)                (2.2)                    --                   --
Extraordinary gain on debt
  discharge.....................             --                   --                  959.0                114.7
Fresh start valuation
  adjustments...................             --                   --                 (228.1)               (27.3)
                                        -------                -----                -------                -----
Net income (loss)...............        $(233.7)               (33.1)               $ 643.7                 77.0
                                        =======                =====                =======                =====

    Consolidated revenue for the Company of $706.1 million for the 52 weeks ended December 28, 2002, decreased $130.3 million, or 15.6%, compared to $836.4 million for the Predecessor's year ended December 31, 2001, primarily as a result of the reclassification of $127.3 million to discontinued operations, a reduction of $62.6 million related to 183 funeral and 150 cemetery locations sold or closed since January 1, 2001, and $5.5 million estimated to be the aggregate effect of the difference in the number of days in the Company's and the Predecessor's fiscal years, offset partially by $79.8 million of Rose Hills' revenue now consolidated in the Company's results, which was previously accounted for on an equity investment basis, and an increase of $15.9 million in overall insurance revenue. In addition, at locations in operation for all of the 52 weeks ended December 28, 2002, and the year ended December 31, 2001, and after adjusting for the difference in the number of days in the respective periods, the Company estimates that funeral revenue increased by $2.2 million and cemetery revenue decreased by $32.7 million. Consolidated gross margin for the 52 weeks ended December 28, 2002, was $130.6 million, a decline of $50.6 million, or 27.9%, from the Predecessor's consolidated gross margin of $181.2 million for the year ended December 31, 2001. As a percentage of consolidated revenue, consolidated gross margin of the Company similarly declined from the Predecessor's 21.7% to 18.5%. The percentage decrease in consolidated gross margin is primarily attributed to the decline in funeral and cemetery gross margin (excluding the respective gross margin from Rose Hills, which reflects higher margin for cemetery and funeral), partially offset by an increase in insurance gross margin. Consolidated gross margin, as with revenue and costs, was similarly impacted by the changes affecting comparability of the Company and the Predecessor, including the reclassifications for discontinued operations.

    Funeral revenue for the Company of $486.8 million for the 52 weeks ended December 28, 2002, decreased $35.3 million, or 6.8%, compared to $522.1 million for the Predecessor's year ended December 31, 2001. The decrease is primarily due to (1) the reclassification of $43.7 million to discontinued operations,
(2) a reduction of $21.2 million related to 183 funeral locations sold or closed since January 1, 2001, (3) an estimated decrease of $4.1 million from the difference in the number of days in the Company's and the Predecessor's fiscal years, and partially offset by (4) an increase of $31.6 million from the inclusion of Rose Hills, now consolidated in the Company's operating results. In addition, at locations in operation for all of the 52 weeks ended December 28, 2002, and the year ended December 31, 2001, and after adjusting for the difference in the number of days in the respective periods, the Company estimates that funeral revenue increased $2.2 million.

    The Company performed 142,377 funeral services on an overall basis and 126,686 on a continuing operations basis for the 52 weeks ended December 28, 2002, compared to 142,150 funeral services on an overall basis for the year ended December 31, 2001. At locations in operation for all of the 52 weeks ended December 28, 2002, and the year ended December 31, 2001, the Company estimates that funeral services performed decreased by 0.3%. On an overall basis average funeral revenue per funeral service for the Company for the 52 weeks ended December 28, 2002, was $3,726, compared to $3,672 for the Predecessor in the year ended December 31, 2001.

    Funeral costs for the 52 weeks ended December 28, 2002, decreased
$8.1 million, primarily as a result of (1) the reclassification of $43.8 million to discontinued operations, (2) a reduction of $21.8 million related to 183 funeral locations sold or closed since January 1, 2001, (3) a reduction of $6.9 million due to a reclassification of intercompany commissions between funeral costs and insurance costs, (4) an estimated decrease of $2.9 million from the difference in the number of days in the Company's and the Predecessor's fiscal years, and (5) partially offset by an increase of $9.0 million and $18.1 million from regional manager and depreciation expense, respectively, not previously included in funeral costs, an increase of $24.5 million from the inclusion of Rose Hills. In addition, at locations in operation for all of the 52 weeks ended December 28, 2002, and the year ended December 31, 2001, and after adjusting for the difference in the number of days in the respective periods, the Company estimates that funeral costs increased by approximately $15.7 million, due to higher wages, cost of goods sold and selling expenses, primarily from higher pre-need revenue.

    Pre-need funeral contracts written by the Company for the 52 weeks ended December 28, 2002, were $167.8 million on an overall basis and $161.0 million on a continuing operations basis, compared to $108.4 million on an overall basis by the Predecessor for the year ended December 31, 2001. The increase of $59.4 million on an overall basis was primarily due to (1) the inclusion of $26.1 million from Rose Hills, now consolidated in the Company's financial statements, (2) the increase of $38.3 million from funeral locations in operation for all of the 52 weeks ended December 28, 2002, and the year ended December 31, 2001, due to increased sales efforts during the year, and
(3) partially offset by a reduction of $4.1 million related to 183 funeral locations sold or closed since January 1, 2001. For the 52 weeks ended
December 28, 2002, 24% of funeral volume on an overall basis was derived from the backlog, compared to 22% on an overall basis from the Predecessor's backlog for the year ended December 31, 2001.

    Funeral gross margin of the Company, as a percentage of revenue, decreased to 19.7% on an overall basis and 22.9% on a continuing operations basis for the 52 weeks ended December 28, 2002, from the Predecessor's 26.5% on an overall basis for the year ended December 31, 2001, primarily due to the reclassification of regional manager and depreciation expense. The decline in overall gross margin as a percentage of revenue was also affected by the increase in costs being at a rate higher than that commensurate with the revenue increase, partially offset by the inclusion of Rose Hills.

    Cemetery revenue for the Company of $156.5 million for the 52 weeks ended December 28, 2002, decreased $53.6 million, or 25.5%, compared to $210.1 million for the Predecessor's year ended December 31, 2001. The decrease is primarily due to the reclassification of $26.3 million to discontinued operations, a reduction of $41.4 million related to 150 cemetery locations sold since January 1, 2001, and an estimated decrease of $1.4 million from the difference in the number of days in the Company's and the Predecessor's fiscal years, which was partially offset by an increase of $48.2 million from the inclusion of Rose Hills, now consolidated in the Company's operating results. In addition, at locations in operation for all of the 52 weeks ended December 28, 2002, and the year ended December 31, 2001, and after adjusting for the difference in the number of days in the respective periods, the Company estimates that cemetery revenue declined $32.7 million, primarily due to lower pre-need revenue, partially offset by increased at-need revenue. Pre-need revenue is impacted by the quantity of spaces sold, merchandise installed and services performed, as well as, to the extent revenue was deferred at December 31, 2001, the impact of fresh start reporting and the established fair value of the related deferred revenue being recognized.

    Cemetery costs for the 52 weeks ended December 28, 2002, decreased
$41.2 million, or 23.0%, primarily as a result of (1) the reclassification of $30.6 million to discontinued operations (2) a reduction of $24.7 million related to 150 cemetery locations sold since January 1, 2001, (3) an estimated decrease of $1.3 million from the difference in the number of days in the Company's and the Predecessor's fiscal years, which was partially offset by
(4) an increase of $36.1 million from the inclusion of Rose Hills, and (5) an increase of $3.3 million and $2.8 million from regional manager and depreciation expense, respectively, not previously included in cemetery costs. In addition, at locations in operation for all of the 52 weeks ended December 28, 2002, and the year ended December 31, 2001, and after adjusting for the difference in the number of days in the respective periods, the Company estimates that cemetery costs declined $26.8 million, due to lower costs of goods sold, primarily from lower pre-need revenue, and lower wages and administration costs.

    Pre-need cemetery contracts written by the Company during the 52 weeks ended December 28, 2002, were $89.7 million on an overall basis and $77.9 million on a continuing operations basis, $20.7 million higher on an overall basis than those written by the Predecessor for the year ended December 31, 2001. The increase was due to the inclusion of Rose Hills' operating results and improved pre-need sales, which was partially offset by the decrease due to 150 cemetery locations sold since January 1, 2001, and the effect of the shorter fiscal year in 2002 versus 2001. Interments were 67,000 on an overall basis for the 52 weeks ended December 28, 2002, of which 80% were at-need and 20% were pre-need fulfillments.

    Cemetery gross margin of the Company for the 52 weeks ended December 28, 2002, as a percentage of revenue, decreased to 7.9% on an overall basis and 12.0% on a continuing operations basis, compared to 14.8% on an overall basis for the Predecessor for the year ended December 31, 2001. The decrease was primarily due to the fixed nature of certain expenses, the cost reductions of which were not commensurate with the revenue declines experienced. The key components of this decline include the impact of the reduced fair value of revenue deferred at December 31, 2001, and recognized in 2002, and the additional regional manager and depreciation expense, partially offset by the inclusion of Rose Hills.

    Insurance revenue for the Company for the 52 weeks ended December 28, 2002, decreased $41.4 million, or 39.7%, compared to the Predecessor for the year ended December 31, 2001, primarily due to the reclassification of $57.3 million to discontinued operations, partially offset by higher premium revenue of $10.8 million and higher realized gains on sale of investments of $5.6 million. Costs, consisting primarily of benefit and claims costs, commissions, policy reserve changes, and wages, decreased by $30.3 million for the 52 weeks ended December 28, 2002, compared to the year ended December 31, 2001. The decrease was primarily due to the reclassification of $43.8 million to discontinued operations and the shorter fiscal year in 2002, versus 2001, partially offset by an increase of $6.9 million due to a reclassification of intercompany commissions between funeral costs and insurance costs and by higher benefit claims. As a result of the discontinued operations reclassification, insurance gross margin for the Company for the 52 weeks ended December 28, 2002, decreased to 1.0%, compared to 11.2% for the Predecessor for the year ended
December 31, 2001.

    General and administrative expenses for the Company for the 52 weeks ended December 28, 2002, were $43.2 million, or 6.1% of consolidated revenue, substantially lower than the $75.7 million, or 9.1% of consolidated revenue, of the Predecessor for the year ended December 31, 2001. The decline was due to the classification in 2002 of certain regional manager costs as operating costs, which were partially offset by a portion of depreciation, being classified as general and administrative expenses. The classifications in 2002 more appropriately reflect the nature and source of such costs in line with industry practice. After adjusting for the reclassifications, general and administrative costs declined by $7.5 million, or 14.3%, for the 52 weeks ended December 28, 2002, compared to the year ended December 31, 2001. In addition, certain benefits continue to be derived from previous process and system enhancements developed throughout the Predecessor's reorganization process and now in place for the Company.

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

    Under FAS 142, goodwill impairment is deemed to exist, and must then be further assessed, if a reporting unit's carrying value exceeds its estimated fair value. The Company's reporting units are funeral, cemetery and insurance, which are consistent with the Company's operating segments. All of the Company's goodwill is recorded in the funeral reporting unit. In accordance with FAS 142, the Company undertook its annual goodwill impairment review during the 16 weeks ended October 5, 2002, and, as a result, a goodwill impairment provision of $242.2 million on an overall basis and $228.0 million on a continuing operations basis was recorded for the 52 weeks ended December 28, 2002. In calculating the goodwill impairment provision, the fair value of the funeral reporting unit was determined by independent advisors using a discounted cash flow valuation methodology. The methods used to obtain the fair value of the identifiable assets and liabilities were consistent with the methods used at "fresh start."

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

    During the 52 weeks ended December 28, 2002, the Company identified eight additional funeral homes and 36 additional cemeteries as probable for sale, but not sold as at December 28, 2002, as they do not meet the Company's future geographic and strategic objectives. In addition, of the remaining funeral homes and cemeteries that were previously identified by the Predecessor as probable for sale during its reorganization proceedings, 14 funeral homes and 26 cemeteries either had signed agreements for sale or were being negotiated for sale at December 28, 2002. The carrying amount of these 22 funeral homes and 62 cemeteries was $20.1 million, and the fair market value, less estimated costs to sell, was $16.8 million. The fair market value was determined by specific offer or bid, or an estimate based on comparable recent sales transactions. As a result, a pre-tax long-lived asset impairment provision of $3.3 million on an overall basis and $0.4 million for surplus real estate on a continuing operations basis was recorded for the 52 weeks ended December 28, 2002.

    Interest expense for the Company on long-term debt for the 52 weeks ended December 28, 2002, was $85.0 million, an increase of $74.0 million compared to the Predecessor for the year ended December 31, 2001, primarily reflecting interest expense on the Company's new debt issued on the Effective Date pursuant to the Plan, and Rose Hills' debt assumed by the Company at the same time. Interest expense includes amortization of $1.0 million of discount on the 9.50% Senior subordinated notes, due in 2004, and $0.9 million of premium on the 12.25% Convertible subordinated notes, due in 2012.

    Other expense/income netted to $7.4 million of income for the 52 weeks ended December 28, 2002. This primarily consisted of net realized gains from certain surplus real estate, which was partially offset by net expenses, consisting of other miscellaneous non-operating expenses and income.

    Income tax benefit for the Company for the 52 weeks ended December 28, 2002, was $0.7 million compared to $28.0 million of income tax expense for the Predecessor for the year ended December 31, 2001. The Company's effective tax rate for the 52 weeks ended December 28, 2002, varied from the statutory tax rate, primarily because (1) the provision for goodwill impairment is not deductible for tax purposes, (2) the tax benefits generated by enacted United States tax legislation provide retroactive relief to the Company, and (3) the losses incurred in the United States are not available to offset the tax expense in profitable jurisdictions. Future income and losses may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at December 28, 2002. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease reflecting realization of the benefits of tax assets that had a corresponding valuation allowance established on the Effective Date would be treated as a reduction of goodwill established on the Effective Date, with any excess over the value assigned to such goodwill recognized as a capital transaction.

    On an overall basis the Company's decrease in cash and cash equivalents of $55.4 million from December 31, 2001 to December 28, 2002, is due primarily to the $49.6 million redemption of the 12.25% Senior unsecured notes, due in 2004, on April 26, 2002, the $15.0 million partial redemption of the 11.00% Senior secured notes, due in 2007, on July 25, 2002, payments on promissory notes and capitalized obligations of approximately $9.0 million, and an $8.9 million repayment of Rose Hills' bank credit agreement, partially offset by operating cash flow of $68.7 million for the 52 weeks ended December 28, 2002. In addition, the Company had net proceeds on asset sales of approximately
$7.7 million, purchases of property and equipment and business acquisitions of approximately $21.4 million and net insurance asset purchases of approximately $35.9 million. As a result of a review of the outstanding receivables during 2002 and its ongoing collection efforts, the Company wrote off against the allowance for doubtful accounts approximately $21.9 million of its receivables.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

    The Company derives the majority of its cash from at-need funeral and cemetery revenue. Cash flow is also impacted by the funeral and cemetery pre-need activities. Pre-need funeral and cemetery activities are discussed in detail in Item 1. "Business" and Notes 3, 4 and 5 to the Company's Consolidated Financial Statements included in Item 8.

    Net cash from operating activities was $130.2 million for the 53 weeks ended January 3, 2004, compared to $67.4 million for 2002. The increase is primarily due to the Company's initiative to withdraw excess funds from funeral, cemetery and perpetual care trusts, which after discussions with regulators, resulted in cash withdrawals of $52.7 million for the 53 weeks ended January 3, 2004. This initiative is substantially complete and the Company does not expect further excess funds to be significant. In addition, the Company received a $15.8 million tax refund including interest in connection with the audit of the Predecessor's 1993 through 1998 federal income tax returns.

    The Company's insurance subsidiaries are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company and its other subsidiaries. Dividends, of which none were declared for the 53 weeks ended January 3, 2004, are distributable after regulatory approval is obtained. The cash inflows from operations of the insurance subsidiaries are primarily generated from insurance premiums, all of which are invested in insurance invested assets.

    Net cash used by investing activities was $61.0 million for the 53 weeks ended January 3, 2004, compared to $50.6 million for 2002. There was an increase in the net purchase of insurance invested assets, which consist of fixed income investments. The change in insurance invested assets results from investment of policy premiums received, and sales and maturities of securities. In addition, capital expenditures increased to $25.4 million for the 53 weeks ended
January 3, 2004, and are expected to increase to between $30.0 million and $35.0 million in 2004. The Company has entered into an agreement to purchase a building to replace an administration office that is currently leased. The total capital expenditure for this building during 2004, including renovation costs, is expected to be $4.4 million, which will increase annual depreciation expense by approximately $0.2 million and reduce annual lease expense by approximately $0.3 million.

    Net cash used by financing activities was $127.0 million for the 53 weeks ended January 3, 2004, compared to $79.7 million for 2002. The increase was primarily due to repayment of debt.

    The net increase in cash from discontinued operations was $53.4 million for the 53 weeks ended January 3, 2004, due to cash from operations of $24.4 million, of which $8.6 million was from the Company's discontinued life insurance operations, and cash from investing activities of $31.3 million, partially offset by cash from financing activities of $2.3 million. The cash from investing activities included net proceeds of $16.2 million from the sale of the Company's United Kingdom operations. The Company expects net proceeds of approximately $100.0 million from the sale of its discontinued operations during 2004, the majority of which it expects to use to reduce debt.

    As of January 3, 2004, the Company's cash balance was $41.6 million and the amount available under the Credit Agreement's $50.0 million revolving credit facility (the "Revolving Credit Facility") was $50.0 million, less
$10.6 million in outstanding letters of credit. The Company's debt repayment obligation in 2004 is $11.2 million and aggregates $267.3 million over the next five years. The Company believes that the Revolving Credit Facility, together with existing cash, cash flow from operations and expected cash proceeds from the sale of discontinued operations, will be sufficient to meet the Company's anticipated capital expenditures, working capital requirements and debt repayment obligations in the near and intermediate term.

LONG-TERM INDEBTEDNESS

    The change in the Company's carrying amounts of long-term indebtedness is as follows:

                                                          LONG-TERM                             LONG-TERM
                                                        INDEBTEDNESS                          INDEBTEDNESS
                                                       CARRYING VALUE       NET INCREASE     CARRYING VALUE
ISSUE                                                 DECEMBER 28, 2002      (DECREASE)      JANUARY 3, 2004
-----                                                -------------------   --------------   -----------------
                                                        (IN MILLIONS)      (IN MILLIONS)      (IN MILLIONS)
Senior secured Term Loan B due in 2008 (a).........        $   --             $ 245.9            $245.9
Bank credit agreement (c)..........................          52.6               (52.6)               --
11.00% Senior secured notes due in 2007 (a) (b)....         235.0              (235.0)               --
9.50% Senior subordinated notes due in 2004 (a)....          77.8               (77.8)               --
12.25% Senior unsecured notes due in 2009..........         330.0                                 330.0
12.25% Convertible subordinated notes due in
  2012 (d)(f)......................................          32.8                (0.9)             31.9
Promissory notes and capitalized obligations (e)...          27.4                (4.3)             23.1
                                                           ------             -------            ------
  Carrying amounts.................................        $755.6             $(124.7)           $630.9
                                                           ======             =======            ======

------------------------

(a) On September 17, 2003, the Company entered into a new $325.0 million senior secured facility (the "Credit Agreement"), which was funded on September 29, 2003, and included a $275.0 million term loan (the "Term Loan B") and the Revolving Credit Facility to replace its previous credit facility entered into on January 2, 2002. The Revolving Credit Facility includes $20.0 million available in the form of letters of credit. On September 29, 2003, the Company borrowed $275.0 million under the Term Loan B and repaid all outstanding principal amounts and accrued interest under, and terminated, the 11.00% Senior secured notes, due in 2007, and 9.50% Senior subordinated notes, due in 2004. As a result of the early retirement, the Company incurred $4.2 million in call premiums, fees and unamortized discount write-off during the 53 weeks ended January 3, 2004. In addition the Company repaid $29.1 million of the Term Loan B during the fourth quarter of fiscal year 2003.

(b) On June 27, 2003, the Company made an optional redemption of $30.0 million for a redemption price of $30.0 million, plus accrued interest. On
    January 2, 2003, the Company completed a mandatory redemption of $10.0 million in principal amount, plus accrued interest.

(c) On April 1, 2003, the Company repaid approximately $52.6 million outstanding, and terminated, the bank credit agreement of its subsidiary, Rose Hills Company. The $52.6 million repayment was made by drawing
    $30.0 million from its then-existing revolving credit facility, and $22.6 million from cash on hand.

(d) The change represents amortization of premium.

(e) The change represents the net amount of repayments, increases in debt, and foreign exchange and other adjustments.

(f) On January 23, 2004, the Company entered into a new $25.0 million subordinated facility that was used to fully redeem all outstanding principal amounts and accrued interest under, and terminated, the 12.25% Convertible subordinated notes due in 2012. See Note 22 to the Company's Consolidated Financial Statements.

    The Credit Agreement and 12.25% Senior unsecured notes due in 2009 (the "Seven-Year Unsecured Notes") are guaranteed by substantially all of the Company's wholly-owned U.S. subsidiaries, other than the Company's insurance subsidiaries and certain other excluded subsidiaries. Alderwoods Group, Inc., the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several.

    Financial covenants under the Credit Agreement require the Company to maintain a minimum interest coverage ratio and fixed charge coverage ratio, and not to exceed a maximum leverage ratio. As at January 3, 2004, the Company met all of the financial covenants required by the Credit Agreement.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following table details the Company's contractual obligations as of January 3, 2004.

                                                                       PAYMENTS DUE BY PERIOD
                                                   ---------------------------------------------------------------
                                                                                                         MORE THAN
CONTRACTUAL OBLIGATIONS                  TOTAL     LESS THAN 1 YEAR     1 - 3 YEARS      3 - 5 YEARS      5 YEARS
-----------------------                 --------   -----------------   --------------   --------------   ---------
                                                                      (IN THOUSANDS)
Long-term debt (a)....................  $600,570        $    --            $37,116         $208,775      $354,679
Promissory notes and capitalized
  obligations (a) (b).................    23,801         11,239              7,106            3,101         2,355
Operating leases (c)..................    38,284         11,644             12,488            5,817         8,335
Purchase obligations (d)..............     4,400          4,400                 --               --            --
                                        --------        -------            -------         --------      --------
Total.................................  $667,055        $27,283            $56,710         $217,693      $365,369
                                        ========        =======            =======         ========      ========

------------------------

(a) Includes continuing and discontinued operations. Long-term debt excludes unamortized premium. See Note 6 to the Company's Consolidated Financial Statements.

(b) Promissory notes and capitalized obligations include non-competition agreements and capitalized lease obligations.

(c) Operating leases are primarily for premises and automobiles, expire over the next one to 29 years, and are included in Note 10 to the Company's Consolidated Financial Statements.

(d) The Company entered into an agreement to purchase a building, including renovations, to use as office premises. As discussed below, purchase orders are not included in these amounts.

    In addition to the operating leases noted in the table above, as at January 3, 2004, the Company leased approximately 1,250 vehicles under a master operating lease agreement, which has a minimum lease term of 12 months. The Company's practice is to continue these leases on a month-to-month basis after the expiry of the minimum lease term. Lease payments for these vehicles are projected to be $8.1 million in 2004.

    The Company issues purchase orders for the supply of goods and services for its operations. As at January 3, 2004, there were no significant or unusual purchase orders outstanding. The Company entered into agreements with certain suppliers of funeral and cemetery merchandise, and office supplies to obtain volume discounts. However, none of these agreements have committed purchase quantities or prices.

    The following table details the Company's commercial commitments as of January 3, 2004.

                                                               AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                     ---------------------------------------------------------------
                                     TOTAL AMOUNTS                                                         MORE THAN
COMMERCIAL COMMITMENTS                 COMMITTED     LESS THAN 1 YEAR     1 - 3 YEARS      3 - 5 YEARS      5 YEARS
----------------------               -------------   -----------------   --------------   --------------   ---------
                                                                     (IN THOUSANDS)
Lines of credit (a)................     $    --           $    --            $   --           $   --        $   --
Standby letters of credit (b)......      10,648            10,648                --               --            --
                                        -------           -------            ------           ------        ------
Total contractual cash
  obligations......................     $10,648           $10,648            $   --           $   --        $   --
                                        =======           =======            ======           ======        ======

------------------------

(a) Relates to the Company's Revolving Credit Facility described more fully in
    Note 6 to the Company's Consolidated Financial Statements. The expiry date of the Revolving Credit Facility is September 29, 2008.

(b) Standby letters of credit primarily relate to a court ordered legal claim, surety bonds for various pre-need sales trusting requirements.

    The Company's forward foreign currency exchange contract and foreign currency option commitments are described under Item 7A. "-- Quantitative and Qualitative Disclosures About Market Risk."

OFF-BALANCE SHEET ARRANGEMENTS

    Off-balance sheet arrangements as of January 3, 2004, consist of operating leases noted above under "Contractual Obligations and Commercial Commitments." The Company also has pre-need funeral, cemetery and perpetual care trusts, which are described more fully in Notes 3, 4 and 5 to the Company's Consolidated Financial Statements.

OTHER INFORMATION

EBITDA FROM CONTINUING OPERATIONS

    The Company's earnings from continuing operations before interest, taxes, depreciation and amortization, and provision for goodwill impairment and provision for asset impairment ("EBITDA") are presented in the table below and reconciled to the Company's net income (loss) from continuing operations. EBITDA is presented, because it is a widely accepted financial performance indicator. It is also the basis on which compliance with the financial covenants under the Company's credit agreements is determined and on which certain of the Company's compensation plans are based. EBITDA is not a term that has specific meaning in accordance with U.S. GAAP and may be calculated differently by other companies. EBITDA should not be considered in isolation, as a substitute for earnings from operations or cash flow data calculated in accordance with U.S. GAAP, or as a measure of a company's profitability or liquidity.

                                                               53 WEEKS ENDED            52 WEEKS ENDED
                                                               JANUARY 3, 2004          DECEMBER 28, 2002
                                                           -----------------------   -----------------------
                                                            (MILLIONS OF DOLLARS)     (MILLIONS OF DOLLARS)
EBITDA FROM CONTINUING OPERATIONS:
Net income (loss) from continuing operations.............             10.1                    (217.9)
Income taxes.............................................             (6.3)                     (0.7)
Interest on long-term debt...............................             77.8                      85.0
Depreciation and amortization............................             40.4                      37.6
Provision for goodwill impairment........................               --                     228.1
Provision for asset impairment...........................              4.7                       0.4
                                                                    ------                   -------
EBITDA from continuing operations........................           $126.7                   $ 132.5
                                                                    ======                   =======

    EBITDA for the 53 weeks ended January 3, 2004, decreased by $5.8 million compared to 2002, primarily due to an increase of $11.1 million in other expenses (income), and a $13.1 million increase in general and administrative expense, partially offset by a combined $15.7 million increase in funeral, cemetery and insurance gross margin.

DISPOSITIONS

    During the 53 weeks ended January 3, 2004, the Company closed 17 funeral and one combination locations, and sold 58 funeral, 34 cemetery and three combination locations for gross proceeds of $26.6 million, including the sale of all of the Company's 39 funeral locations in the United Kingdom on October 20, 2003. In addition, from the period January 3, 2004, to February 28, 2004, one funeral location was closed, and three funeral and six cemetery locations with net assets of $1.5 million were sold for gross proceeds of $1.2 million.

RESTRICTIONS

    The Credit Agreement and the indentures governing the Seven-Year Unsecured Notes prohibit the Company from consummating certain asset sales unless
(a) consideration at least equal to fair market value is received and
(b) except with respect to specified assets, not less than 75% of the consideration for the asset sale is paid in cash or cash equivalents. Within
270 days of the receipt of net proceeds from any such asset sale, the Company has the discretion to apply such net proceeds at its option (or as otherwise required) to make capital expenditures or acquisitions of other assets in the same line of business as the Company or specified subsidiaries or businesses related thereto up to $10.0 million in any fiscal year, but not to exceed
$35.0 million in the aggregate over the life of the Credit Agreement. To the extent the Company receives net proceeds from any such asset sale not applied in accordance with the immediately preceding sentence in excess of specified thresholds, the Company must make mandatory repayments under the Credit Agreement.

    Covenants in the Credit Agreement and the Bridge Loan prohibit the payment of cash dividends and restrict, and under specified circumstances prohibit, the payment of dividends by Alderwoods Group. In addition, covenants in the indenture governing the Seven-Year Unsecured Notes restrict, and under specified circumstances prohibit, the payment of dividends by Alderwoods Group. The Company is not expecting to pay any dividends on the Common Stock in the foreseeable future.

    The Company's insurance subsidiaries are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company and its other subsidiaries. The cash flow from operations of the insurance subsidiaries for the 53 weeks ended January 3, 2004, was approximately $40.4 million, all of which has been reinvested in the insurance business.

RECENT ACCOUNTING STANDARDS

    See Note 3 to the Company's Consolidated Financial Statements included in
Item 8.

CONTINUING AND DISCONTINUED LOCATIONS

    The Company's number of continuing and discontinued locations by country, state and province as at January 3, 2004, is summarized in the table below.

                                                NUMBER OF CONTINUING               NUMBER OF DISCONTINUED
                                                OPERATIONS LOCATIONS                OPERATIONS LOCATIONS
                                          ---------------------------------   ---------------------------------
COUNTRY, STATE / PROVINCE                 FUNERAL    CEMETERY   COMBINATION   FUNERAL    CEMETERY   COMBINATION
-------------------------                 --------   --------   -----------   --------   --------   -----------
CANADA
  British Columbia......................     21          -            1           2          2            -
  Alberta...............................     11          -            -           -          -            -
  Saskatchewan..........................     23          -            -           2          1            -
  Manitoba..............................      5          1            2           -          -            -
  Ontario...............................     22          -            -           -          -            -
  Quebec................................     17          -            -           -          -            -
  Nova Scotia...........................     11          -            -           3          -            -
                                            ---        ---          ---         ---        ---          ---
TOTAL CANADIAN..........................    110          1            3           7          3            -

UNITED STATES
  Alabama...............................     11          -            1           -          -            -
  Alaska................................      3          -            -           -          -            -
  Arizona...............................      5          -            1           -          -            -
  Arkansas..............................      3          -            -           -          -            -
  California............................     48          2            7           -          1            -
  Colorado..............................      3          1            1           2          1            -
  Connecticut...........................      3          -            -           -          -            -
  Florida...............................     40          6            8          11          2            1
  Georgia...............................     24          6            5           5          9            -
  Idaho.................................      3          1            -           1          -            -
  Illinois..............................      9         16            3           4         10            -
  Indiana...............................     17          5            -           -          -            -
  Kansas................................      7          -            -           2          -            -
  Kentucky..............................      1          -            -           -          -            -
  Louisiana.............................     22          2            -           -          1            -
  Maryland..............................      2          -            -           -          -            -
  Massachusetts.........................     14          -            -           2          -            -
  Michigan..............................     13          -            -           2          -            -
  Minnesota.............................      9          1            1           -          -            -
  Mississippi...........................     22          1            2           3          4            -
  Montana...............................      4          -            -           -          -            -
  Nevada................................      2          -            1           -          -            -
  New Hampshire.........................      4          -            -           -          -            -
  New Mexico............................      5          -            -           2          3            1
  New York..............................     39          1            -           2          -            -
  North Carolina........................     27          9            2           3          3            -
  Ohio..................................     17          4            1           2          7            -
  Oklahoma..............................     18          1            1           1          -            -
  Oregon................................     19          1            3           -          1            -
  Pennsylvania..........................      7          -            -           -          -            -
  Rhode Island..........................      3          -            -           3          -            -
  South Carolina........................      6          5            2           -          -            -
  Tennessee.............................     33          2            5           3          5            -
  Texas.................................     61          4            4           6          7            2
  Virginia..............................     22          -            -           3          -            -
  Washington............................     24          3            3           -          -            -
  West Virginia.........................      3          -            -           -          -            -
  Wisconsin.............................      -          -            -           -         15            -
  Puerto Rico...........................      3          6            2           -          -            -
                                            ---        ---          ---         ---        ---          ---
TOTAL UNITED STATES.....................    556         77           53          57         69            4
                                            ---        ---          ---         ---        ---          ---
OVERALL TOTAL, JANUARY 3, 2004..........    666         78           56          64         72            4
                                            ===        ===          ===         ===        ===          ===


                                              TOTAL NUMBER OF LOCATIONS
                                          ---------------------------------
COUNTRY, STATE / PROVINCE                 FUNERAL    CEMETERY   COMBINATION
-------------------------                 --------   --------   -----------
CANADA
  British Columbia......................     23          2            1
  Alberta...............................     11          -            -
  Saskatchewan..........................     25          1            -
  Manitoba..............................      5          1            2
  Ontario...............................     22          -            -
  Quebec................................     17          -            -
  Nova Scotia...........................     14          -            -
                                            ---        ---          ---
TOTAL CANADIAN..........................    117          4            3
UNITED STATES
  Alabama...............................     11          -            1
  Alaska................................      3          -            -
  Arizona...............................      5          -            1
  Arkansas..............................      3          -            -
  California............................     48          3            7
  Colorado..............................      5          2            1
  Connecticut...........................      3          -            -
  Florida...............................     51          8            9
  Georgia...............................     29         15            5
  Idaho.................................      4          1            -
  Illinois..............................     13         26            3
  Indiana...............................     17          5            -
  Kansas................................      9          -            -
  Kentucky..............................      1          -            -
  Louisiana.............................     22          3            -
  Maryland..............................      2          -            -
  Massachusetts.........................     16          -            -
  Michigan..............................     15          -            -
  Minnesota.............................      9          1            1
  Mississippi...........................     25          5            2
  Montana...............................      4          -            -
  Nevada................................      2          -            1
  New Hampshire.........................      4          -            -
  New Mexico............................      7          3            1
  New York..............................     41          1            -
  North Carolina........................     30         12            2
  Ohio..................................     19         11            1
  Oklahoma..............................     19          1            1
  Oregon................................     19          2            3
  Pennsylvania..........................      7          -            -
  Rhode Island..........................      6          -            -
  South Carolina........................      6          5            2
  Tennessee.............................     36          7            5
  Texas.................................     67         11            6
  Virginia..............................     25          -            -
  Washington............................     24          3            3
  West Virginia.........................      3          -            -
  Wisconsin.............................      -         15            -
  Puerto Rico...........................      3          6            2
                                            ---        ---          ---
TOTAL UNITED STATES.....................    613        146           57
                                            ---        ---          ---
OVERALL TOTAL, JANUARY 3, 2004..........    730        150           60
                                            ===        ===          ===

                  FORWARD-LOOKING STATEMENTS AND RISK FACTORS

FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Annual Report on Form 10-K, including, but not limited to, information regarding the status and progress of the Company's operating activities, the plans and objectives of the Company's management, assumptions regarding the Company's future performance and plans, and any financial guidance provided, as well as certain oral or written information contained in other material filed with or furnished to the SEC or elsewhere are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words "believe," "may," "will," "estimate," "continues," "anticipate," "intend," "expect" and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K and particularly below under "-- Risk Factors" and above under "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

    4.  THE NUMBER OF DEATHS MAY DECREASE.  In 2002, there were approximately
2.4 million deaths in the United States. According to the United States Bureau of the Census, this number is expected to increase by approximately 1% annually until 2010, when annual deaths are expected to reach approximately 2.6 million, however longer life spans could reduce the number of deaths. The financial results of the Company may be affected by any decline in the number of deaths.

    5. THE RATE OF CREMATION IS INCREASING. There is an increasing trend in the United States toward cremation. According to the latest industry studies available, cremations represented approximately 28% of the burials performed in the United States in 2002, as compared with approximately 10% in 1980, and this percentage increased by approximately 5% from 1997 to 2002. Compared to traditional funeral services, cremations have historically generated higher gross profit percentages but lower overall revenues. A substantial increase in the rate of cremations performed by the Company could have a material adverse effect on the results of operations of the Company.

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

    2. DEBT INSTRUMENTS CONTAIN RESTRICTIVE COVENANTS THAT MAY LIMIT LIQUIDITY AND CORPORATE ACTIVITIES. The Credit Agreement, the Bridge Loan and the indenture governing the Seven-Year Unsecured Notes contain covenants that impose operating and financial restrictions on the Company. For example, these covenants restrict the ability of Alderwoods Group, and most of its subsidiaries, to incur additional indebtedness, prepay indebtedness, allow liens on assets, sell stock or other assets without using proceeds thereof to reduce the indebtedness of the Company, engage in mergers or acquisitions, make investments or pay dividends or distributions (other than to Alderwoods Group or certain of its subsidiaries). These covenants could prohibit the Company from making acquisitions and adversely affect the Company's ability to finance future operations by limiting the incurrence of additional indebtedness or requiring equity issuance proceeds to be applied to reduce indebtedness. In addition, the Company is required to maintain a minimum interest coverage ratio and fixed charge coverage ratio, and not to exceed a maximum leverage ratio or maximum annual amount of capital expenditures and cemetery development expenditures. Adverse operating results could cause the Company to be unable to achieve these financial ratios and tests, in which event, unless the Company were able to obtain appropriate waivers with respect to non-compliance, certain of the Company's long-term debt would be in default and the holders thereof could accelerate the maturities of such debt.

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

    4.  CERTAIN DEBT IS EFFECTIVELY SUBORDINATED TO OBLIGATIONS OF
SUBSIDIARIES. Alderwoods Group principally is a holding company, and therefore its right to participate in any distribution of assets of any subsidiary upon that subsidiary's dissolution, winding-up, liquidation or reorganization or otherwise is subject to the prior claims of creditors of that subsidiary, except to the extent that Alderwoods Group may be a creditor of that subsidiary and its claims are recognized. There are various legal limitations on the extent to which some of the subsidiaries of Alderwoods Group may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, Alderwoods Group or its other subsidiaries. The Seven-Year Unsecured Notes are effectively subordinated to all indebtedness and other obligations of the subsidiaries except to the extent that those subsidiaries have guaranteed that obligations of Alderwoods Group to pay amounts due on the Seven-Year Unsecured Notes.

THE TAX RATE IS UNCERTAIN

    EFFECTIVE INCOME TAX RATE MAY VARY. The Company expects that its effective income tax rate for 2004 and beyond may vary significantly from the statutory tax rate because (1) income tax benefits may be offset by an increase in the valuation allowance due to the uncertainty regarding the ability to utilize the benefits in the future, (2) the losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions, (3) there are differences between foreign and United States income tax rates, and (4) many tax years are subject to audit by different tax jurisdictions.

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

    2. DIVIDENDS ARE NOT ANTICIPATED; PAYMENT OF DIVIDENDS IS SUBJECT TO RESTRICTION. Alderwoods Group is not expecting to pay any dividends on the Common Stock in the foreseeable future. In addition, covenants in the Credit Agreement and the Bridge Loan prohibit the payment of cash dividends and restrict, and under certain circumstances prohibit, the payment of other dividends by Alderwoods Group. In addition, covenants in the indenture governing the Seven-Year Unsecured Notes restrict, and under certain circumstances prohibit, the payment of dividends by Alderwoods Group. Certain institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in the Common Stock.

    3.  CERTAIN PROVISIONS IN OUR CHARTER DOCUMENTS HAVE ANTI-TAKEOVER
EFFECTS. Certain provisions of the certificate of incorporation and bylaws of Alderwoods Group, as well as the General Corporation Law of the State of Delaware, may have the effect of delaying, deferring or preventing a change in control of Alderwoods Group. Such provisions, including those providing for the possible issuance of preferred stock of Alderwoods Group without stockholder approval, regulating the nomination of directors and eliminating stockholder action by written consent may make it more difficult for other persons, without the approval of the Board of Directors, to make a tender offer or otherwise acquire substantial amounts of the Common Stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder's best interest.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes in market risks for the 53 weeks ended January 3, 2004, compared to the 52 weeks ended December 28, 2002, except for the purchase of derivatives discussed below.

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

    The Company's exposure to interest rate fluctuations resides primarily in the United States, and the Company's exposure to currency exchange rate fluctuations resides primarily in investments and operations in Canada, which is generally stable politically and economically and is not highly inflationary.

    The Company intends to implement strategies to manage its mix of floating and fixed rate debt through the use of derivatives, primarily in the form of interest rate and currency swap transactions. No such instruments were in place at January 3, 2004.

    The Company has a significant portion of its corporate and administrative functions in Canada. Expenses for these functions are paid principally in Canadian dollars and have predictable future cash outflows ("Foreign Currency Expenditure"). The Company has a program to hedge the variability in the United States dollar equivalent of a portion of the Foreign Currency Expenditure due to the fluctuation in the exchange rate between the United States dollar and Canadian dollar ("Foreign Currency Hedge Program"). The Company uses forward foreign exchange contracts and foreign exchange option contracts to partially offset foreign exchange variability. Under the Foreign Currency Hedge Program, increases or decreases in the Company's foreign exchange exposures are partially offset by gains and losses on the forward foreign exchange contracts and foreign exchange option contracts, so as to reduce the magnitude of foreign exchange transaction gains and losses.

    A 1% change in exchange rates would cause approximately $0.1 million aggregate change in the fair value of the Company's forward foreign exchange contracts and foreign exchange option contracts. The table below presents the notional amounts, weighted average foreign exchange rates, and fair values of the outstanding forward foreign exchange contracts and foreign exchange option contracts, as of January 3, 2004.

                                                   EXCHANGE UNITED
                                                  STATES DOLLARS FOR     NOTIONAL WEIGHTED        ASSET
FORWARD FOREIGN EXCHANGE CONTRACTS                 FOREIGN CURRENCY    AVERAGE EXCHANGE RATE   FAIR VALUE
----------------------------------                ------------------   ---------------------   -----------
                                                  (FOREIGN CURRENCY                            (DOLLARS IN
                                                   NOTIONAL AMOUNT                             THOUSANDS)
                                                    IN THOUSANDS)
Functional currency:
  Canadian dollar...............................       $18,000                 0.7493             $371

    As of January 3, 2004, forward foreign exchange contracts with fair values of $0.3 million and $0.07 million mature during 2004 and 2005, respectively.

                                                                    NOTIONAL        NOTIONAL
                                                                    WEIGHTED        WEIGHTED
                                              EXCHANGE UNITED        AVERAGE        AVERAGE
                                             STATES DOLLARS FOR     EXCHANGE        EXCHANGE        ASSET
FOREIGN EXCHANGE OPTION CONTRACTS             FOREIGN CURRENCY    RATE ON CALLS   RATE ON PUTS   FAIR VALUE
---------------------------------            ------------------   -------------   ------------   -----------
                                             (FOREIGN CURRENCY                                   (DOLLARS IN
                                              NOTIONAL AMOUNT                                    THOUSANDS)
                                               IN THOUSANDS)
Functional Currency:
  Canadian dollar..........................       $19,200            0.7633          0.7370         $366

    As of January 3, 2004, foreign exchange option contracts with fair values of $0.3 million and $0.07 million mature during 2004 and 2005, respectively.

    Derivative financial instruments involve credit and market risk. Credit risk arises from the potential for a counterparty to default on its contractual obligations and is limited to those contracts where the Company would incur a loss in replacing the defaulted transaction. The Company minimizes this risk by diversifying through counterparties that are of strong credit quality. The Company does not enter into derivative financial instruments for trading purposes.

    The Company's debt instrument sensitivity to floating interest rates is based on the Company's floating rate debt being based in the United States. Accordingly, changes in U.S. interest rates can affect the interest paid on the Company's floating rate debt. At January 3, 2004, the Company's total fixed rate debt is $378.5 million, representing approximately 61% of total debt, and has a weighted average rate of 12.24%. The Company's floating rate exposure of $245.9 million, represents 39% of total debt and has a weighted average rate of approximately 4.38%. A 1% change in the applicable floating rate indices would cause an approximately $2.5 million change in the Company's annual interest expense.

    The principal cash flows and the related weighted average interest rates for the Company's long-term debt as of January 3, 2004, are presented below. The carrying values of the Company's debt instruments are included in Note 6 to the Company's Consolidated Financial Statements.

                                                    EXPECTED MATURITY DATE
                       --------------------------------------------------------------------------------
                         2004          2005          2006          2007          2008        THEREAFTER
                       --------      --------      --------      --------      --------      ----------
                                                    (DOLLARS IN THOUSANDS)
LONG-TERM DEBT (1)
Fixed rate US$ debt..  $11,239       $ 4,429       $ 2,614       $ 2,129       $    972       $357,034
  Average rate.......    12.14%        12.27%        12.20%        12.21%         12.22%         12.24%
Floating rate US$
  debt...............  $    --       $18,558       $18,558       $18,558       $190,217       $     --
  Average rate.......       --%         4.38%         4.38%         4.38%          4.38%          4.38%

                        EXPECTED MATURITY DATE
                       ------------------------
                        TOTAL        FAIR VALUE
                       --------      ----------
                        (DOLLARS IN THOUSANDS)
LONG-TERM DEBT (1)
Fixed rate US$ debt..  $378,480       $421,380
  Average rate.......     12.24%
Floating rate US$
  debt...............  $245,891       $245,891
  Average rate.......      4.38%

------------------------

(1) The Company is required to maintain a minimum interest coverage ratio and fixed charge coverage ratio, and not to exceed a maximum leverage ratio. The Company is not to exceed a yearly maximum on capital expenditures and cemetery development. Adverse operating results could cause the Company to be unable to achieve these financial ratios and tests, in which event, unless the Company were able to obtain appropriate waivers with respect to non-compliance, certain of the Company's long-term debt would be in default and the holders thereof could accelerate the maturities of such debt.

    The Company's exposure to both equity markets and interest rates reside primarily in the United States. The sale of pre-need funeral contracts, pre-need cemetery merchandise and insurance products results in the Company having significant investment in, and supervising the management of trusts, that have significant investments in mutual funds and equity securities that are sensitive to current market prices. Fluctuations in interest rates and equity markets do not result in significant current income fluctuation, as the income from investments held in pre-need funeral trusts and pre-need cemetery merchandise trusts is not realized until services are performed. Investments held in pre-need cemetery merchandise trusts and insurance invested assets are predominately in fixed income securities. The Company manages the mix of equities and fixed income securities in accordance with policies set by an investment committee comprised of members of senior management. The investment committee sets and modifies the mix of investments with the assistance of independent professional financial advisors. The policy emphasizes a conservative approach while maintaining acceptable levels of income and capital appreciation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
ALDERWOODS GROUP, INC., CONSOLIDATED FINANCIAL STATEMENTS

  Report of Independent Accountants.........................     45

  Consolidated Balance Sheets as of January 3, 2004 and
    December 28, 2002.......................................     46

  Consolidated Statements of Operations for the 53 Weeks
    Ended January 3, 2004 and 52 Weeks Ended December 28,
    2002....................................................     47

  Consolidated Statements of Stockholders' Equity for the
    53 Weeks Ended January 3, 2004 and 52 Weeks Ended
    December 28, 2002.......................................     48

  Consolidated Statements of Cash Flows for the 53 Weeks
    Ended January 3, 2004 and 52 Weeks Ended December 28,
    2002....................................................     49

  Notes to the Consolidated Financial Statements............     50

THE LOEWEN GROUP INC., CONSOLIDATED FINANCIAL STATEMENTS
  (PREDECESSOR) (1)

  Report of Independent Accountants.........................     90

  Consolidated Balance Sheet as of December 31, 2001........     91

  Consolidated Statement of Operations for the Year Ended
    December 31, 2001.......................................     92

  Consolidated Statement of Stockholders' Equity for the
    Year Ended December 31, 2001............................     93

  Consolidated Statement of Cash Flows for the Year Ended
    December 31, 2001.......................................     94

  Notes to the Consolidated Financial Statements............     95

------------------------

(1) ALTHOUGH NOT COMPARABLE, CERTAIN CONSOLIDATED FINANCIAL INFORMATION AND OTHER INFORMATION OF THE LOEWEN GROUP INC. FOR 2001, MAY BE OF LIMITED INTEREST TO STOCKHOLDERS OF THE COMPANY, AND HAS BEEN INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K.

                             ALDERWOODS GROUP, INC.
                      (SUCCESSOR TO THE LOEWEN GROUP INC.)

    THE FOLLOWING ALDERWOODS GROUP, INC. CONSOLIDATED FINANCIAL STATEMENTS ISSUED SUBSEQUENT TO THE PLAN IMPLEMENTATION ARE NOT COMPARABLE WITH THE CONSOLIDATED FINANCIAL STATEMENTS ISSUED BY THE LOEWEN GROUP INC. PRIOR TO THE PLAN IMPLEMENTATION, DUE TO THE SIGNIFICANT CHANGES IN THE FINANCIAL AND LEGAL STRUCTURE OF THE COMPANY, THE APPLICATION OF FRESH START REPORTING AT
DECEMBER 31, 2001, RESULTING FROM CONFIRMATION AND IMPLEMENTATION OF THE PLAN AND CHANGES IN ACCOUNTING POLICIES, CERTAIN ACCOUNT CLASSIFICATIONS AND FISCAL ACCOUNTING PERIODS ADOPTED BY THE COMPANY. ACCORDINGLY, THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FOR THE 53 WEEKS ENDED JANUARY 3, 2004, DO NOT INCLUDE COMPARABLE OPERATING AND CASH FLOW INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2001. CERTAIN CONSOLIDATED FINANCIAL INFORMATION OF THE LOEWEN GROUP INC. MAY BE OF LIMITED INTEREST TO THE STOCKHOLDERS OF THE COMPANY, AND HAS BEEN INCLUDED FOR 2001 ELSEWHERE IN THIS FORM 10-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Alderwoods Group, Inc.:

    We have audited the accompanying consolidated balance sheets of Alderwoods Group, Inc. as at January 3, 2004 and December 28, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the fifty-three weeks ended January 3, 2004, and the fifty-two weeks ended December 28, 2002. In connection with our audits of the consolidated financial statements, we also have audited the information with respect to the Company in financial statement Schedule II included in Item 15 of the Company's annual report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alderwoods Group, Inc. as at January 3, 2004 and December 28, 2002, and the results of its operations and its cash flows for the fifty-three weeks ended January 3, 2004, and the fifty-two weeks ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chartered Accountants
Vancouver, Canada

February 27, 2004

                             ALDERWOODS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                       EXPRESSED IN THOUSANDS OF DOLLARS
                            EXCEPT NUMBER OF SHARES

                                                              JANUARY 3,    DECEMBER 28,
                                                                 2004           2002
                                                              -----------   -------------
ASSETS
Current assets
  Cash and cash equivalents.................................  $   41,612     $   46,112
  Receivables, net of allowances............................      58,538         56,777
  Inventories...............................................      17,759         18,730
  Other.....................................................      25,468         22,044
  Assets held for sale......................................     430,968        541,901
                                                              ----------     ----------
                                                                 574,345        685,564

Pre-need funeral contracts..................................     997,233        978,514
Pre-need cemetery contracts.................................     314,767        349,173
Cemetery property...........................................     117,518        122,736
Property and equipment......................................     556,042        555,091
Insurance invested assets...................................     196,440        160,086
Deferred income tax assets..................................       6,683          3,371
Goodwill....................................................     321,080        320,981
Other assets................................................      31,329         25,250
                                                              ----------     ----------
                                                              $3,115,437     $3,200,766
                                                              ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities..................  $  154,503     $  154,724
  Current maturities of long-term debt......................      10,934         88,034
  Liabilities associated with assets held for sale..........     314,407        358,839
                                                              ----------     ----------
                                                                 479,844        601,597

Long-term debt..............................................     619,984        667,547
Deferred pre-need funeral contract revenue..................   1,001,410        978,517
Deferred pre-need cemetery contract revenue.................     260,668        249,047
Insurance policy liabilities................................     172,209        137,626
Deferred income tax liabilities.............................      21,414         25,000
Other liabilities...........................................      15,015         18,030
                                                              ----------     ----------
                                                               2,570,544      2,677,364
                                                              ----------     ----------
Stockholders' equity
  Common stock, $0.01 par value, 100,000,000 shares
    authorized, 39,984,979 issued and outstanding
    (2002 -- 39,941,271)....................................         400            399
  Capital in excess of par value............................     739,950        739,711
  Accumulated deficit.......................................    (222,937)      (233,744)
  Accumulated other comprehensive income....................      27,480         17,036
                                                              ----------     ----------
                                                                 544,893        523,402
                                                              ----------     ----------
                                                              $3,115,437     $3,200,766
                                                              ==========     ==========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

                                                               53 WEEKS       52 WEEKS
                                                                 ENDED          ENDED
                                                              JANUARY 3,    DECEMBER 28,
                                                                 2004           2002
                                                              -----------   -------------
Revenue
  Funeral...................................................    $501,590      $ 486,834
  Cemetery..................................................     168,228        156,515
  Insurance.................................................      70,733         62,799
                                                                --------      ---------
                                                                 740,551        706,148
                                                                --------      ---------
Costs and expenses
  Funeral...................................................     385,672        375,500
  Cemetery..................................................     139,623        137,793
  Insurance.................................................      68,981         62,190
                                                                --------      ---------
                                                                 594,276        575,483
                                                                --------      ---------
                                                                 146,275        130,665
General and administrative expenses.........................      56,281         43,188
Provision for goodwill impairment...........................          --        228,051
Provision for asset impairment..............................       4,699            367
                                                                --------      ---------
Income (loss) from operations...............................      85,295       (140,941)
Interest on long-term debt..................................      77,836         85,020
Other expense (income), net.................................       3,745         (7,432)
                                                                --------      ---------
Income (loss) before income taxes...........................       3,714       (218,529)
Income taxes................................................      (6,306)          (658)
                                                                --------      ---------
Net income (loss) from continuing operations................      10,020       (217,871)
Discontinued operations (Note 18)
  Income (loss) from discontinued operations................       5,029        (10,254)
  Income taxes..............................................       4,242          5,619
                                                                --------      ---------
Income (loss) from discontinued operations..................         787        (15,873)
                                                                --------      ---------
Net income (loss)...........................................    $ 10,807      $(233,744)
                                                                ========      =========

Basic and diluted earnings (loss) per Common share:
  Net income (loss) from continuing operations..............    $   0.25      $   (5.46)
  Income (loss) from discontinued operations................        0.02          (0.40)
                                                                --------      ---------
  Net income (loss).........................................    $   0.27      $   (5.86)
                                                                ========      =========
Basic weighted average number of shares outstanding
  (thousands)...............................................      39,971         39,916
                                                                ========      =========
Diluted weighted average number of shares outstanding
  (thousands)...............................................      40,465         39,916
                                                                ========      =========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT NUMBER OF SHARES

                                                                                            ACCUMULATED
                                                     COMMON     CAPITAL IN                     OTHER
                                                     STOCK      EXCESS OF    ACCUMULATED   COMPREHENSIVE
                                        SHARES     PAR VALUE    PAR VALUE      DEFICIT        INCOME        TOTAL
                                      ----------   ----------   ----------   -----------   -------------   --------
Balance at December 31, 2001........  39,878,870      $399       $738,953     $      --       $    --      $739,352
Comprehensive loss:
  Net loss..........................                                           (233,744)                   (233,744)
  Other comprehensive income:
    Foreign currency translation
      adjustment, net of income
      taxes of $nil.................                                                            1,942         1,942
    Unrealized gain on investment in
      securities, net of income
      taxes of $8,146...............                                                           16,863        16,863
      Less: reclassification
        adjustments for realized
        gain on investment in
        securities included in net
        loss........................                                                           (1,769)       (1,769)
                                                                                                           --------
Comprehensive loss..................                                                                       (216,708)
Common stock issued:
  Stock issued in connection with
    the Predecessor's key employee
    retention plan..................      20,219        --            262                                       262
  Stock issued in connection with
    the settlement of certain
    unsecured claims................      42,182        --            496                                       496
                                      ----------      ----       --------     ---------       -------      --------
Balance at December 28, 2002........  39,941,271      $399       $739,711     $(233,744)      $17,036      $523,402
Comprehensive income:
  Net income........................                                             10,807                      10,807
  Other comprehensive income (loss):
    Foreign currency translation
      adjustment, net of income
      taxes of $nil.................                                                           15,187        15,187
    Unrealized loss on investment in
      securities, net of income
      taxes of $2,925...............                                                           (4,790)       (4,790)
      Less: reclassification
        adjustments for realized
        gain on investment in
        securities included in net
        income......................                                                             (642)         (642)
    Unrealized gain on derivatives,
      net of income taxes of $nil...                                                              689           689
                                                                                                           --------
Comprehensive income................                                                                         21,251
Common stock issued:
  Stock issued in connection with
    the settlement of certain
    unsecured claims................      21,140         1            106                                       107
  Stock issued as compensation in
    lieu of cash....................      22,568                      133                                       133
                                      ----------      ----       --------     ---------       -------      --------
Balance at January 3, 2004..........  39,984,979      $400       $739,950     $(222,937)      $27,480      $544,893
                                      ==========      ====       ========     =========       =======      ========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                               53 WEEKS       52 WEEKS
                                                                 ENDED          ENDED
                                                              JANUARY 3,    DECEMBER 28,
                                                                 2004           2002
                                                              -----------   -------------
CASH PROVIDED BY (APPLIED TO)
Operations
  Net income (loss).........................................   $  10,807      $(233,744)
  (Income) loss from discontinued operations, net of tax....        (787)        15,873
  Items not affecting cash
    Depreciation and amortization...........................      40,405         37,568
    Amortization of debt issue costs........................       3,220             --
    Insurance policy benefit reserves.......................      32,058         30,582
    Provision for goodwill impairment.......................          --        228,051
    Provision for asset impairment..........................       4,699            367
    Loss (gain) on disposal of assets.......................         751           (822)
    Deferred income taxes...................................      (1,950)        (1,349)
Other, including net changes in other non-cash balances.....      40,970         (9,147)
                                                               ---------      ---------
Net cash provided by continuing operations..................     130,173         67,379
Net cash provided by discontinued operations................      24,364          1,305
                                                               ---------      ---------
                                                                 154,537         68,684
                                                               ---------      ---------
Investing
  Proceeds on disposition of assets and investments.........       3,970          6,685
  Purchase of property and equipment and business
    acquisitions............................................     (25,380)       (21,372)
  Purchase of insurance invested assets.....................    (117,689)      (118,594)
  Proceeds on disposition and maturities of insurance
    invested assets.........................................      78,059         82,668
                                                               ---------      ---------
  Net cash provided by continuing operations................     (61,040)       (50,613)
  Net cash provided by discontinued operations..............      31,327          8,058
                                                               ---------      ---------
                                                                 (29,713)       (42,555)
                                                               ---------      ---------
Financing
  Increase in long-term debt................................     330,579          1,004
  Repayment of long-term debt...............................    (457,604)       (80,700)
                                                               ---------      ---------
  Net cash provided by continuing operations................    (127,025)       (79,696)
  Net cash provided by discontinued operations..............      (2,299)        (1,882)
                                                               ---------      ---------
                                                                (129,324)       (81,578)
                                                               ---------      ---------
Decrease in cash and cash equivalents.......................      (4,500)       (55,449)
Cash and cash equivalents, beginning of year................      46,112        101,561
                                                               ---------      ---------
Cash and cash equivalents, end of year......................   $  41,612      $  46,112
                                                               =========      =========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 1.  NATURE OF OPERATIONS

    Alderwoods Group, Inc., a Delaware corporation, together with its subsidiaries (collectively, the "Company") is the second-largest operator of funeral homes and cemeteries in North America. As at January 3, 2004, the Company operated 730 funeral homes and 150 cemeteries and 60 combination funeral homes and cemeteries throughout North America.

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

    The Company's insurance operations sell a variety of insurance products, primarily to fund pre-need funeral services.

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

    Due to the significant changes in the financial and legal structure of the Company, the application of fresh start reporting at December 31, 2001, resulting from confirmation and implementation of the Plan, changes in accounting policies, certain account classifications and fiscal accounting periods adopted by the Company and the reclassification of assets held for sale as discontinued operations for its fiscal 2003 and 2002 years, without reclassifying fiscal years prior to 2002, the consolidated financial statements of the Company issued subsequent to the Plan implementation are not comparable with the consolidated financial statements issued by the Predecessor prior to the Plan implementation. Accordingly, the Company's consolidated financial statements as at and for the 53 weeks ended January 3, 2004, do not include comparable operating and cash flow information for the year ended December 31, 2001. Certain consolidated financial and other information concerning the Predecessor may be of limited interest to the stockholders of the Company and has been included elsewhere in this Form 10-K.

FRESH START REPORTING

    At December 31, 2001, the Company adopted fresh start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), which in turn required application at the date of Plan implementation of purchase accounting principles, as prescribed by Statement of Financial Accounting Standards No. 141, "Business

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 2.  BASIS OF PRESENTATION (CONTINUED)
Combinations" ("FAS No. 141"), which superceded Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations." In addition, SOP 90-7 requires the adoption of any new accounting principles concurrent with the adoption of fresh start reporting. As such, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets,"
("FAS No. 142") on December 31, 2001. As a result of the adoption of FAS No. 142, goodwill arising from the Company's reorganization is not amortized. Also concurrent with fresh start reporting, the Company adopted a revenue recognition policy relating to pre-need sales of interment rights which differed from that previously applied by the Predecessor (see Note 3).

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

    In accordance with the principles of "purchase" accounting, as prescribed by FAS No. 141 and FAS No. 142, the reorganization value was then allocated to the Company's identifiable tangible and intangible assets and liabilities based on their fair values, with the residual recorded as goodwill. As a result of the application of fresh start reporting, significant adjustments were made to the Company's historical assets and liabilities, as the fair values varied significantly from recorded amounts of the Predecessor immediately prior to the date of Plan adoption at December 31, 2001.

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

    Cemetery property: For developed land and undeveloped land, the fair value was estimated by discounting cash flows from the expected future sales of cemetery land, reduced by a reasonable profit margin. A maximum term of 30 years was assumed in determining projected sales revenue. Portions of the Company's cemetery land are situated in areas that could not be developed due to geographic or regulatory restrictions. Such cemetery land, together with portions of land that were not required for sales during the next
    30 years and for which the Company had no plan to sell, were assigned a fair

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 2.  BASIS OF PRESENTATION (CONTINUED)
    value of zero. For mausoleums and lawn crypts, the fair value was based on the replacement cost for similar inventory. It is possible that the Company's future operations in the near term may result in recoveries on excess land sales that are different than those assumed in the estimates.

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

PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements........................  10 to 40 years
Automobiles.......................................  2 to 5 years
Furniture, fixtures and equipment.................  10 years
Computer hardware and software....................  3 to 6 years
Leasehold improvements............................  Over the term of the lease or life of the asset, if shorter

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

FINANCIAL INSTRUMENTS

    Financial instruments that potentially subject the Company to concentrations of credit or collection risk principally consist of cash and cash equivalents, customer receivables and receivables from trust and insurance companies presented on the consolidated balance sheets in pre-need funeral and cemetery contracts.

    The Company maintains its cash and cash equivalents with various financial institutions. As at January 3, 2004, the Company had approximately $30,848,000 (2002 -- $26,691,000) of cash and cash equivalents concentrated at two financial institutions.

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

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    A summary of the cost and fair values of financial instruments is as follows:

                                                   JANUARY 3, 2004              DECEMBER 28, 2002
                                             ---------------------------   ---------------------------
                                             CARRYING VALUE   FAIR VALUE   CARRYING VALUE   FAIR VALUE
                                             --------------   ----------   --------------   ----------
Amounts receivable from funeral trusts
  (see Note 4).............................    $  346,004     $  351,710     $  344,929     $  341,480
Amounts receivable from cemetery trusts
  (see Note 5).............................       265,867        273,527        284,488        274,410
Long-term debt (see Note 6)................       630,918        666,618        755,581        709,190
Insurance invested assets (see Note 7).....       196,440        196,440        160,086        160,086
Derivative instruments (see Note 20).......           737            737             --             --
                                               ----------     ----------     ----------     ----------
                                               $1,439,966     $1,489,032     $1,545,084     $1,485,166
                                               ==========     ==========     ==========     ==========

    The carrying amount of cash and cash equivalents, receivables, and accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these instruments.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company accounts for its derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS No. 133"). The Company records derivative instruments in the consolidated balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The Company formally documents, designates and assesses the effectiveness of transactions that receive hedge accounting.

    The Company has a significant portion of its corporate and administrative functions in Canada. Expenses for these functions are paid principally in Canadian dollars and have predictable future cash outflows ("Foreign Currency Expenditure"). The Company has a program to hedge the variability in the United States dollar equivalent of a portion of the Foreign Currency Expenditure due to the fluctuation in the exchange rate between the United States dollar and Canadian dollar ("Foreign Currency Hedge Program"). The Company uses forward foreign exchange contracts and foreign exchange option contracts to partially offset foreign exchange variability. In accordance with FAS No. 133, the Company has designated the Foreign Currency Hedge Program as qualifying for hedge accounting.

    For derivatives that qualify and are designated as hedges of future cash flows, the effective portion of changes in fair values (the "Effective Portion") are reported in stockholders' equity under accumulated other comprehensive income. The Effective Portion is recognized in earnings and included in general and administrative expense when the related Foreign Currency Expenditure affects earnings. In cases where the Company revises its Foreign Currency Expenditure estimates, the Effective Portion attributable to the extent of any downward change in the Foreign Currency Expenditure estimates will be reclassified from accumulated other comprehensive income to current earnings and included in general and administrative expenses. The Company designates the change in fair value of forward foreign exchange contracts due to the change in forward points and the change in fair value of foreign exchange option contracts due to the change in time value as the "Ineffective Portion." The changes in fair values of derivatives that are not

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) designated as hedges and the Ineffective Portion are recognized currently and included with foreign exchange gains/losses, which are reported in general and administrative expense.

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

    The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Any compensation expense recorded is charged against operations over the service period, which generally matches the option vesting period. No stock-based employee compensation cost was recorded for the 53 weeks ended January 3, 2004, or the 52 weeks ended December 28, 2002, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying Common stock on the grant date. The following table illustrates the effect on net income (loss) and net income (loss) per share, if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.

                                                               53 WEEKS       52 WEEKS
                                                                 ENDED          ENDED
                                                              JANUARY 3,    DECEMBER 28,
                                                                 2004           2002
                                                              -----------   -------------
Net income (loss), as reported..............................    $10,807       $(233,744)
Total stock-based employee compensation expense determined
  under fair value-based method, net of tax.................     (2,479)         (3,571)
                                                                -------       ---------
Pro forma net income (loss).................................    $ 8,328       $(237,315)
                                                                =======       =========
Net income (loss) per common share:
  Basic and diluted, as reported............................    $  0.27       $   (5.86)
  Basic and diluted, pro forma..............................       0.21           (5.95)

INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the period that includes the enactment date. A valuation allowance is provided against deferred tax assets to the extent recoverability of the asset cannot be considered to be more likely than not.

    In accordance with the principles of fresh start reporting, any future reduction of valuation allowances established at the Effective Date as a result of the utilization of benefits will reduce goodwill established at the Effective Date or, if such goodwill has been reduced to zero, increase capital in excess of par value.

FOREIGN CURRENCY TRANSLATION

    The assets and liabilities of the Company's foreign subsidiaries, which have a functional currency other than the U.S. dollar, are translated into U.S. dollars at the rates of exchange as at the consolidated balance sheet date, and revenue and expenses are translated at the average rates of exchange for the periods of operation. The net gains or losses arising from the translations are included in stockholders' equity as a component of accumulated other comprehensive income in the consolidated statement of stockholders' equity.

FISCAL YEAR

    The Company's fiscal year ends on the Saturday nearest to December 31 in each year (whether before or after such date).

    The first and second fiscal quarters each consist of 12 weeks and the third fiscal quarter consists of 16 weeks. In order to cause the fourth fiscal quarter to end on the same day as the fiscal year, the fourth fiscal quarter will consist of 13 weeks in certain years.

COMPARIBILITY

    Certain comparative amounts have been reclassified to conform to the presentation adopted in the current year, due to, among other things, the reclassification of assets held for sale as discontinued operations.

RECENT ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS No. 143"). FAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS
No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with early application encouraged. The adoption of FAS No. 143 on December 29, 2002, had no material impact on the Company's financial condition or results of operations.

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("FAS No. 145"). As a result of the rescission of Statement of Financial Accounting Standards No. 4 and 64, gains and losses from extinguishments of debt are to be accounted for under the provisions of

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS No. 145 also rescinds Statement of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers." FAS No. 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS
No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. FAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of FAS No. 145 on December 29, 2002, had no material impact on the Company's financial condition or results of operations.

    In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS No. 146"). FAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS No. 146 had no material impact on the Company's financial condition or results of operations.

    In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements
No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 clarifies the requirements of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions of FIN No. 45 for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The adoption of FIN No. 45 on December 29, 2002, had no material impact on the Company's financial condition or results of operations and the disclosure provisions of FIN No. 45 have been considered in the preparation of the Company's consolidated financial statements.

    In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS No. 149). FAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133 ("FAS No. 133"). FAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specifically

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) noted in FAS No. 149. FAS No. 149 should be applied prospectively. The adoption of FAS No. 149 had no impact on the Company's financial condition or results of operations.

    In May 2003, the FASB issued Statement of Financial Accounting Standards
No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS No. 150). FAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, were accounted for as equity. FAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments: (1) mandatorily redeemable shares, which the issuer is obligated to buy back in exchange for cash or other assets; (2) put options and forward purchase contracts that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; and
(3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. Most of the guidance in FAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS No. 150 had no impact on the Company's financial condition or results of operations.

    In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS No. 132"). FAS No. 132 improves financial statement disclosures for defined benefit plans. In an effort to provide the public with better and more complete information, FAS No. 132 requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. Companies are required to provide financial statement users with a breakdown of plan assets by category, such as equity, debt and real estate. A description of investment policies and strategies and target allocation percentages, or target ranges, for these asset categories also are required in financial statements. Cash flows will include projections of future benefit payments and an estimate of contributions to be made in the next year to fund pension and other postretirement benefit plans. FAS No. 132 is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The Company adopted FAS No. 132 on January 3, 2004.

    In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 was revised in December 2003. FIN No. 46 applies to enterprises that have a variable interest in variable interest entities and is effective for the first financial reporting period ending after March 15, 2004. Accordingly, FIN No. 46 is applicable to the Company for the fiscal quarter ending March 27, 2004. The Company is in the process of evaluating the impact of FIN No. 46 on its financial condition, results of operations and cash flows and currently believes that its receivables from funeral and cemetery trusts and perpetual care trust funds will be consolidated at fair value in the Company's consolidated balance sheet. See Notes 4 and 5 for a description of funeral, cemetery and perpetual care trusts.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 4.  PRE-NEED FUNERAL ACTIVITIES

    The balance in pre-need funeral contracts represents customer receivables, amounts due from trust funds and third-party insurance companies related to unperformed, price-guaranteed, pre-need funeral contracts. The components of pre-need funeral contracts in the consolidated balance sheets are as follows:

                                                      JANUARY 3,    DECEMBER 28,
                                                         2004           2002
                                                      -----------   -------------
Customer receivables................................  $   36,969     $   46,745
Amounts receivable from funeral trusts..............     346,004        344,929
Amounts receivable from third-party insurance
  companies.........................................     750,825        740,960
Allowance for contract cancellations and refunds....    (136,565)      (154,120)
Amounts receivable related to insurance policies in
  force with subsidiary insurance companies.........     213,323        161,335
                                                      ----------     ----------
Total value of pre-need funeral contracts...........   1,210,556      1,139,849
  Less: amounts receivable related to insurance
    policies in force with subsidiary insurance
    companies.......................................    (213,323)      (161,335)
                                                      ----------     ----------
Pre-need funeral contracts..........................  $  997,233     $  978,514
                                                      ==========     ==========

    For pre-need funeral contract sales, an allowance for cancellations and refunds is provided at the date of sale based on management's best estimates and is offset by an allowance against deferred pre-need funeral contract revenue.

    Deferred pre-need funeral contract revenue excludes pre-need funeral contracts funded by insurance policies in force with the Company's subsidiary insurance companies. The activities in deferred pre-need funeral contract revenue were as follows:

                                                  53 WEEKS ENDED    52 WEEKS ENDED
                                                    JANUARY 3,       DECEMBER 28,
                                                       2004              2002
                                                  ---------------   ---------------
Deferred pre-need funeral contract revenue:
  Beginning balance.............................    $  978,517         $978,306
  Sales, net of cancellations...................        86,858           77,289
  Maturities....................................      (108,941)         (92,308)
  Net increase in insurance benefits and
    deferred earnings realized on funeral
    trust balances..............................        20,411           18,234
  Change in cancellation reserve................        17,266           (2,173)
  Dispositions and other........................         7,299             (831)
                                                    ----------         --------
  Ending balance................................    $1,001,410         $978,517
                                                    ==========         ========

    Amounts receivable from funeral trusts represents a portion of the proceeds from the sale of pre-need funeral services, deposited in accordance with state and provincial trusting laws with various financial institutions, together with accrued earnings. The Company will recognize and generally receive these amounts when the funeral service is performed. The cost and fair values (which are based on quoted

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 4.  PRE-NEED FUNERAL ACTIVITIES (CONTINUED)
market prices of the underlying securities) of the amounts receivable from funeral trusts (net of taxes payable by the trusts) are as follows:

                                                         JANUARY 3, 2004        DECEMBER 28, 2002
                                                      ---------------------   ---------------------
                                                        COST     FAIR VALUE     COST     FAIR VALUE
                                                      --------   ----------   --------   ----------
Short-term investments..............................  $158,540    $158,296    $136,799    $135,431
Fixed maturities....................................    83,964      83,401     117,966     116,786
Equity securities...................................    64,834      71,297      41,047      40,636
Other...............................................    38,666      38,716      49,117      48,627
                                                      --------    --------    --------    --------
                                                      $346,004    $351,710    $344,929    $341,480
                                                      ========    ========    ========    ========

    It is not practicable to estimate the fair value of customer receivables, because of the large number of individual contracts, which generally have terms of one to seven years and contractual or imputed interest rates ranging from 8.00% to 12.75% per annum.

NOTE 5.  PRE-NEED CEMETERY ACTIVITIES

PRE-NEED CEMETERY CONTRACTS

    The balance in pre-need cemetery contracts represents customer receivables for cemetery interment rights, and cemetery merchandise and services, and amounts due from trust funds related to unfulfilled, price-guaranteed, pre-need cemetery contracts. The components of pre-need cemetery contracts in the consolidated balance sheets are as follows:

                                                        JANUARY 3,    DECEMBER 28,
                                                           2004           2002
                                                        -----------   -------------
Customer receivables..................................   $ 74,154       $ 96,689
Unearned finance income...............................     (6,922)        (9,126)
Amounts receivable from cemetery trusts...............    265,867        284,488
Allowance for contract cancellations and refunds......    (18,332)       (22,878)
                                                         --------       --------
                                                         $314,767       $349,173
                                                         ========       ========

    For pre-need cemetery contract sales, other than sales of pre-need cemetery interment rights, which are recognized in accordance with FAS No. 66, an allowance for cancellations and refunds is provided at the time of sale based on management's best estimates and is offset by an allowance against deferred pre-need cemetery contract revenue. For sales of pre-need cemetery interment rights, an allowance is provided at the time of sale.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 5.  PRE-NEED CEMETERY ACTIVITIES (CONTINUED)
    The customer receivables as at January 3, 2004, are expected to mature as follows:

                                                              END OF FISCAL YEAR
                                                              ------------------
2004........................................................       $40,909
2005........................................................        18,152
2006........................................................         7,536
2007........................................................         3,691
2008........................................................         1,515
Thereafter..................................................         2,351
                                                                   -------
Ending balance..............................................       $74,154
                                                                   =======

    The activities in deferred pre-need cemetery contract revenue were as follows:

                                                  53 WEEKS ENDED    52 WEEKS ENDED
                                                    JANUARY 3,       DECEMBER 28,
                                                       2004              2002
                                                  ---------------   ---------------
Deferred pre-need cemetery contract revenue:
  Beginning balance.............................     $249,047          $240,290
  Sales, net of cancellations...................       69,922            76,337
  Dispositions and other........................        8,425                --
  Maturities....................................      (70,930)          (70,077)
  Earnings realized on amounts receivable from
    cemetery trusts and deferred................        3,892             4,474
  Change in cancellation reserve................          312            (1,977)
                                                     --------          --------
  Ending balance................................     $260,668          $249,047
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

                                                         JANUARY 3, 2004        DECEMBER 28, 2002
                                                      ---------------------   ---------------------
                                                        COST     FAIR VALUE     COST     FAIR VALUE
                                                      --------   ----------   --------   ----------
Short-term investments..............................  $ 25,929    $ 25,929    $ 29,160    $ 28,127
Fixed maturities....................................   153,159     152,516     158,887     153,258
Equity securities...................................    86,779      95,082      96,441      93,025
                                                      --------    --------    --------    --------
                                                      $265,867    $273,527    $284,488    $274,410
                                                      ========    ========    ========    ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 5.  PRE-NEED CEMETERY ACTIVITIES (CONTINUED)
    It is not practicable to estimate the fair value of customer receivables, because of the large number of individual contracts, which generally have terms of one to seven years and contractual or imputed interest rates ranging from 8.00% to 12.75% per annum.

PERPETUAL CARE TRUSTS

    The perpetual care trust funds are not included in the Company's consolidated balance sheets, as the principal of these trusts cannot be withdrawn by the Company. The carrying value of the trust investments was $261,270,000 and $267,095,000 at January 3, 2004 and December 28, 2002,
respectively.

    Investment earnings of perpetual care trust funds are recognized in cemetery revenue when realized and are used to help defray the maintenance costs of cemeteries, which are expensed as incurred.

NOTE 6.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                             JANUARY 3, 2004                                    DECEMBER 28, 2002
                            -------------------------------------------------   -------------------------------------------------
                              PARENT                                              PARENT
                             COMPANY                   ALDERWOODS                COMPANY                   ALDERWOODS
                            ALDERWOODS   ROSE HILLS      GROUP         FAIR     ALDERWOODS   ROSE HILLS      GROUP         FAIR
                              GROUP       COMPANY     CONSOLIDATED    VALUES      GROUP       COMPANY     CONSOLIDATED    VALUES
                            ----------   ----------   ------------   --------   ----------   ----------   ------------   --------
Revolving credit
  facility (a)............   $     --     $     --      $     --     $    --     $     --     $     --      $     --     $     --
Bank credit
  agreement (b)...........         --           --            --          --           --       52,642        52,642       52,642
Senior secured term
  loan B due in
  2008 (a)(c).............    245,891           --       245,891     245,891           --           --            --           --
11.00% Senior secured
  notes due in
  2007 (d)................         --           --            --          --      235,000           --       235,000      234,413
9.50% Senior subordinated
  notes due in
  2004 (e)................         --           --            --          --           --       77,800        77,800       72,800
12.25% Senior unsecured
  notes due in
  2009 (f)................    330,000           --       330,000     372,900      330,000           --       330,000      297,000
12.25% Convertible
  subordinated notes due
  in 2012 (g).............     31,879           --        31,879      24,679       32,779           --        32,779       24,975
Promissory notes and
  capitalized obligations,
  certain of which are
  secured by assets of
  certain subsidiaries....     22,459          689        23,148      23,148       26,151        1,209        27,360       27,360
                             --------     --------      --------     --------    --------     --------      --------     --------
                              630,229          689       630,918     666,618      623,930      131,651       755,581      709,190
Less, current maturities
  of long-term debt.......     10,500          434        10,934          --       34,728       53,306        88,034           --
                             --------     --------      --------     --------    --------     --------      --------     --------
                             $619,729     $    255      $619,984     $666,618    $589,202     $ 78,345      $667,547     $709,190
                             ========     ========      ========     ========    ========     ========      ========     ========

------------------------

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

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 6.  LONG-TERM DEBT (CONTINUED)
    to replace its previous credit facility entered into on January 2, 2002. As a result, the Company retired the remaining balance of $195,000,000 on its 11.00% Senior secured notes, due in 2007, and the principal amount of $80,000,000 on its 9.50% Senior subordinated notes, due in 2004. The Revolving Credit Facility includes $20,000,000 available in the form of letters of credit. The Revolving Credit Facility is intended to be used primarily to fund the Company's working capital needs. The Revolving Credit Facility bears interest at a rate per annum in accordance with graduated pricing based upon the Company's consolidated leverage ratio, and the Company has the option to elect the type of borrowing that has an interest rate equal to either (i) a base rate (4.00% at January 3, 2004), plus 2.00%, or (ii) LIBOR (1.15% for the three-month LIBOR at January 3, 2004), plus 3.00%. An annual fee of 0.50% is charged on the unused portion of the Revolving Credit Facility. Material covenants in the Credit Agreement include a requirement to maintain a minimum interest coverage ratio and fixed charge coverage ratio, a requirement not to exceed a maximum leverage ratio, a yearly maximum on capital expenditures and cemetery development and specified maximum amounts for capital lease obligations, unsecured indebtedness, acquisitions, certain investments and sales of accounts receivable. Outstanding principal amounts and interest accrued and unpaid shall become immediately due and payable and further commitments by the lender to make loans shall be terminated upon the occurrence of events of default specified in the Credit Agreement. As of January 3, 2004, the Company was not in breach of any of the events of default specified in the Credit Agreement. The Credit Agreement is secured by specified real property, and substantially all personal property of the Company and specified subsidiaries. The expiry date of the Credit Agreement is September 29, 2008.

    As of January 3, 2004, the amount available under the Revolving Credit Facility was $50,000,000, less $10,648,000 in outstanding letters of credit.

(b) On April 1, 2003, the Company repaid all outstanding principal amounts and accrued interest under, and terminated, the subsidiary credit agreement.

(c) The Company has the option to elect the type of borrowing that has an interest rate equal to either (i) a base rate (4.00% at January 3, 2004), plus 2.25% (plus 1.75%, effective January 23, 2004), or (ii) LIBOR (1.15% for the three-month LIBOR at January 3, 2004), plus 3.25% (plus 2.75%, effective January 23, 2004). The weighted average rate of interest was 4.48% at January 3, 2004. The Term Loan B is repayable in quarterly installments of $2,500,000 from January 3, 2004 to October 9, 2004, $3,750,000 from
    January 1, 2005 to October 8, 2005, and $5,000,000 from December 31, 2005 to June 14, 2008, with a lump sum payment of the then-outstanding amount on the maturity date.

(d) On September 29, 2003, the Company repaid all outstanding principal amounts and accrued interest under, and terminated, the 11.00% Senior secured notes, due in 2007.

(e) On September 29, 2003, the Company repaid all outstanding principal amounts and accrued interest under, and terminated, the 9.50% Senior subordinated notes, due in 2004. As a result, the Company paid a premium of $1,266,400 for the early retirement, which is included in interest expense in the Company's consolidated statement of operations. In addition, an unamortized discount of $1,376,000 is included in interest expense for the 53 weeks ended January 3, 2004.

(f) On January 2, 2002, the Company issued 12.25% Senior unsecured notes, due in 2009. Interest is payable semi-annually on March 15 and September 15. The notes are redeemable on and after

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 6.  LONG-TERM DEBT (CONTINUED)
    January 2, 2005, at the option of the Company, in whole or in part, at a price equal to 106.25% of the stated principal amount if redeemed from January 2, 2005 to January 1, 2006, at a price equal to 103.125% of the stated principal amount if redeemed from January 2, 2006 to January 1, 2007 and at a price equal to 100% of the stated principal amount if redeemed on or after January 2, 2007, plus accrued and unpaid interest to (but not including) the applicable redemption date.

(g) On January 2, 2002, the Company issued 12.25% Convertible subordinated notes, due in 2012, with an effective annual interest rate of 8.6%. Interest is payable semi-annually on March 15 and September 15. The notes are convertible at the holder's option at any time into the Company's Common stock at an initial conversion rate of $17.17 per share, adjusted for subsequent dividends, stock splits and issuance of rights, options and warrants. At January 3, 2004, and December 28, 2002, the conversion rate was $17.17 per share. The carrying amount includes unamortized premium of $7,200,000 (2002 -- $8,100,000). The notes are redeemable at the option of the Company, in whole or in part, at 100% of the stated principal amount, plus accrued and unpaid interest to (but not including) the applicable redemption date.

    At January 3, 2004, and December 28, 2002, the fair value of long-term debt was estimated based on quoted market prices, where applicable, and discounted future cash flows of each instrument at rates for similar debt instruments of comparable maturities.

    The Credit Agreement, 12.25% Senior unsecured notes due in 2009 and 12.25% Convertible subordinated notes due in 2012, are guaranteed by substantially all of Alderwoods Group's wholly-owned U.S. subsidiaries, other than Alderwoods Group's insurance subsidiaries and other specified excluded subsidiaries. Alderwoods Group, the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several.

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

    The Credit Agreement and the indentures governing the 12.25% Senior unsecured notes due in 2009 and 12.25% Convertible subordinated notes due in 2012 prohibit the Company from consummating certain asset sales unless:
(a) consideration at least equal to fair market value is received; and
(b) except with respect to specified assets, not less than 75% of the consideration for the asset sale is paid in cash. Within 270 days of the receipt of net proceeds from any such asset sale, the Company has the discretion to apply such net proceeds at its option (or as otherwise required) to make capital expenditures or acquisitions of other assets in the same line of business as the Company or specified subsidiaries or businesses related thereto up to $10,000,000 in any fiscal year, but not to exceed $35,000,000 in the aggregate over the life of the Credit Agreement. To the extent the Company receives net proceeds from any such asset sale not applied in accordance with the immediately preceding sentence in excess of specified thresholds, the Company must make mandatory repayments under the Credit Agreement.

    Material covenants under the indentures governing the 12.25% Senior unsecured notes due in 2009 and 12.25% Convertible subordinated notes due in 2012 include restrictions placed on the Company and

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 6.  LONG-TERM DEBT (CONTINUED)
specified subsidiaries to incur additional indebtedness, pay dividends, repay subordinate or junior indebtedness, and encumber property or assets.

    Maturities of long-term debt principal are as follows:

                                                                END OF
                                                              FISCAL YEAR
                                                              -----------
2004........................................................   $ 10,934
2005........................................................     22,835
2006........................................................     21,079
2007........................................................     20,647
2008........................................................    191,189
Thereafter..................................................    357,034
                                                               --------
                                                               $623,718
                                                               ========

NOTE 7.  INSURANCE ACTIVITIES

    At January 3, 2004, and December 28, 2002, the fair value of insurance operation investments classified as available-for-sale were based on quoted market prices. The carrying values of cash and short-term investments and other investments approximate their fair values, due to their short-term to maturity. Fixed maturity securities are classified as available-for-sale and carried at fair value. Investments in debt securities are evaluated for other than temporary impairment. Other than temporary impairment is reflected in current period income as a realized loss. It is possible that a significant change in economic conditions in the near term could result in losses that could be significant to the Company. Insurance invested assets carrying and fair values consist of the following:

                                                              JANUARY 3,    DECEMBER 28,
                                                                 2004           2002
                                                              -----------   -------------
Available-for-sale
  Fixed income securities:
    U.S. Treasury and other Government obligations..........   $ 31,027       $ 31,274
    U.S. state and political subdivisions...................      1,149             --
    Corporate...............................................     86,232         50,300
                                                               --------       --------
    Total bonds.............................................    118,408         81,574
    Collaterized mortgages..................................     29,235         33,615
    Mortgaged-backed........................................     36,392         30,644
    Asset-backed............................................      7,666          7,700
                                                               --------       --------
Total available-for-sale....................................    191,701        153,533
Cash and short-term investments.............................      3,951          5,700
Other.......................................................        788            853
                                                               --------       --------
Insurance invested assets...................................   $196,440       $160,086
                                                               ========       ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 7.  INSURANCE ACTIVITIES (CONTINUED)
    During the 53 weeks ended January 3, 2004, insurance investments classified as available-for-sale with a cost of $32,331,000 (2002 -- $62,358,000) were sold for proceeds of $32,454,000 (2002 -- $62,826,000), resulting in $770,000
(2002 -- $1,409,000) and $647,000 (2002 -- $941,000) of realized gains and losses, respectively. The specific cost method was used to determine the cost of available-for-sale securities disposed of.

    Included in the fair value of insurance investments classified as available-for-sale are $6,787,000 (2002 -- $9,443,000) and $1,167,000
(2002 -- $2,600) of unrealized gains and losses, respectively.

    Maturities of fixed maturity securities, excluding mortgage-backed securities, collateralized mortgage obligations and asset-backed obligations are estimated as follows:

                                                        JANUARY 3,    DECEMBER 28,
                                                           2004           2002
                                                        -----------   -------------
Due in one year or less...............................   $  1,755        $    --
Due in one to five years..............................     22,019         17,273
Due in five to ten years..............................     32,067         23,773
Thereafter............................................     62,567         40,528
                                                         --------        -------
                                                         $118,408        $81,574
                                                         ========        =======

    The Company has determined that unrealized losses in insurance invested assets are not other-than-temporary, as the unrealized losses were due to temporary fluctuations in interest rates. Insurance invested assets are currently predominantly in fixed income securities. The Company manages the mix of fixed income securities in accordance with policies set by an investment committee comprised of members of senior management. The investment committee sets and modifies the mix of investments with the assistance of independent professional financial advisors. The policy emphasizes a conservative approach while maintaining acceptable levels of income and capital appreciation. The unrealized losses and their duration in insurance invested assets as at January 3, 2004, are shown in the following table.

                                                                         GREATER THAN
                                              LESS THAN 12 MONTHS          12 MONTHS                 TOTAL
                                             ---------------------   ---------------------   ---------------------
                                               FAIR     UNREALIZED     FAIR     UNREALIZED     FAIR     UNREALIZED
                                              VALUE       LOSSES      VALUE       LOSSES      VALUE       LOSSES
                                             --------   ----------   --------   ----------   --------   ----------
Available-for-sale
  Fixed income securities:
    U.S. Treasury and other Government
      obligations..........................  $ 3,735      $  171       $ --        $--       $ 3,735      $  171
    U.S. state and political
      subdivisions.........................    1,148         120         --         --         1,148         120
    Corporate..............................   24,346         444        973         24        25,319         468
                                             -------      ------       ----        ---       -------      ------
    Total bonds............................   29,229         735        973         24        30,202         759
    Collaterized mortgages.................   20,181         363         --         --        20,181         363
    Mortgaged-backed.......................    6,850          45         --         --         6,850          45
                                             -------      ------       ----        ---       -------      ------
Total temporarily impaired securities......  $56,260      $1,143       $973        $24       $57,233      $1,167
                                             =======      ======       ====        ===       =======      ======

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 8.  STOCKHOLDERS' EQUITY

CAPITAL STOCK

    The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. No shares of preferred stock were issued as of January 3, 2004, or December 28, 2002.

    The Company is authorized to issue 100,000,000 shares of Common stock, with a par value of $0.01 per share. The Company has 179,428 shares of Common stock held in reserve, but unissued, for possible future issuance in connection with certain class 11 claims under the Plan.

    Pursuant to the Company's Director Compensation Plan (the "Director Compensation Plan"), each director of the Company who is not an employee of the Company or any of its subsidiaries has the option of receiving his or her annual base retainer and attendance fees in cash, Common stock or a combination thereof. Further, each participant may elect to have Common stock paid in the form of deferred Common stock ("Deferred Stock"), which will be credited to a booking account in the name of the participant. The Deferred Stock is subject to a deferral period during which the participant has no right to transfer any rights under his or her Deferred Stock and has no other rights of ownership therein. The Company has reserved 100,000 shares of Common stock for issuance under the Director Compensation Plan.

    In addition, warrants to purchase 2,992,000 shares of Common stock were issued on the Effective Date. The warrants entitle the holders to purchase, at any time up to January 2, 2007, shares of Common stock at an exercise price of $25.76 per share. The exercise price of the warrants exceeded the fair value of the Company's Common stock on the date of issuance and throughout the 53 weeks ended January 3, 2004, and 52 weeks ended December 28, 2002, and none of the warrants have been exercised.

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

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 8.  STOCKHOLDERS' EQUITY (CONTINUED)
    The following is a summary of the total number of outstanding stock options:

                                                                                WEIGHTED
                                                              OUTSTANDING   AVERAGE EXERCISE
                                                                OPTIONS          PRICE
                                                              -----------   ----------------
                                                              (THOUSANDS)     (DOLLARS PER
                                                                             COMMON SHARE)
Balance at December 31, 2001................................        --               --
Granted.....................................................     3,730           $11.20
Exercised...................................................        --               --
Cancelled...................................................      (260)           12.90
                                                                 -----
Balance at December 28, 2002................................     3,470            11.07
                                                                 -----
Granted.....................................................     1,220             3.65
Exercised...................................................        (4)            7.59
Cancelled...................................................      (501)           11.39
                                                                 -----
Balance at January 3, 2004..................................     4,185           $ 8.87
                                                                 =====

    The following table summarizes information about stock options outstanding at January 3, 2004:

                                              WEIGHTED-
                                               AVERAGE           WEIGHTED-                        WEIGHTED-
                               NUMBER         REMAINING       AVERAGE EXERCISE     NUMBER      AVERAGE EXERCISE
RANGE OF EXERCISE PRICES     OUTSTANDING   CONTRACTUAL LIFE        PRICE         EXERCISABLE        PRICE
------------------------     -----------   ----------------   ----------------   -----------   ----------------
(DOLLARS PER COMMON SHARE)   (THOUSANDS)      (IN YEARS)        (DOLLARS PER     (THOUSANDS)     (DOLLARS PER
                                                               COMMON SHARE)                    COMMON SHARE)
$3.65 -- $5.96.............     1,210            9.23              $ 3.65              --           $   --
$5.97 -- $7.59.............     1,155            8.48                7.48             288             7.48
$7.60 -- $13.23............     1,820            8.14               13.23           1,198            13.23
                                -----                                               -----
                                4,185            8.55                8.87           1,486            12.11
                                =====                                               =====

    FAS No. 123 requires disclosure of pro forma amounts to reflect the impact as if the Company had elected to adopt the optional fair value expense recognition provisions of FAS No. 123 for its stock option plans. The following table illustrates the effect on net income (loss) and net income (loss) per share, if the

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 8.  STOCKHOLDERS' EQUITY (CONTINUED)
Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation using the Black-Scholes option pricing methodology.

                                                  53 WEEKS ENDED    52 WEEKS ENDED
                                                    JANUARY 3,       DECEMBER 28,
                                                       2004              2002
                                                  ---------------   ---------------
Net income (loss):
  As reported...................................      $   10,807       $(233,744)
  Pro forma, net of tax.........................           8,328        (237,315)
Basic and diluted earnings (loss) (dollars per
  Common share):
  As reported...................................      $     0.27          $(5.86)
  Pro forma.....................................            0.21           (5.95)

    The fair value of stock options used to compute the pro forma net loss and loss per Common share disclosures was calculated as of the grant date, using the Black-Scholes option-pricing model with the following assumptions:

                                                        JANUARY 3,    DECEMBER 28,
WEIGHTED-AVERAGE ASSUMPTIONS                               2004           2002
----------------------------                            -----------   -------------
Dividend yield........................................      0.0%           0.0%
Expected volatility...................................     32.9%          32.9%
Risk-free interest rate...............................      3.1%           3.1%
Expected option life in years.........................         3              3

    The weighted average fair value of the Company's stock options, calculated using the Black-Scholes option-pricing model, granted during the 53 weeks ended January 3, 2004, was $0.96 (2002 -- $2.93) per option.

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

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 8.  STOCKHOLDERS' EQUITY (CONTINUED)
ACCUMULATED OTHER COMPREHENSIVE INCOME

    The components of accumulated other comprehensive income are as follows:

                                                  FOREIGN      UNREALIZED                    ACCUMULATED
                                                 CURRENCY        GAIN ON      UNREALIZED        OTHER
                                                TRANSLATION   INVESTMENT IN     GAIN ON     COMPREHENSIVE
                                                ADJUSTMENT     SECURITIES     DERIVATIVES      INCOME
                                                -----------   -------------   -----------   -------------
Balance, December 31, 2001....................    $    --        $    --         $ --          $    --
  Activity in 2002............................      1,942         15,094           --           17,036
                                                  -------        -------         ----          -------
Balance, December 28, 2002....................      1,942         15,094           --           17,036
                                                  -------        -------         ----          -------
  Activity in 2003............................     15,187         (5,432)         689           10,444
                                                  -------        -------         ----          -------
Balance, January 3, 2004......................    $17,129        $ 9,662         $689          $27,480
                                                  =======        =======         ====          =======

NOTE 9.  LEGAL CONTINGENCIES

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

NOTE 10.  COMMITMENTS AND CONTINGENCIES

LEASES

    The future annual payments for operating leases with terms greater than one year, primarily for premises, automobiles and office equipment, are as follows:

                                                  END OF FISCAL YEAR
                                           ---------------------------------
                                           PREMISES   AUTOMOBILES    OTHER      TOTAL
                                           --------   -----------   --------   --------
2004.....................................   $9,415       $1,824       $405     $11,644
2005.....................................    6,231        1,249        255       7,735
2006.....................................    3,903          775         75       4,753
2007.....................................    2,986          529         26       3,541
2008.....................................    2,112          158          6       2,276
Thereafter...............................    8,335           --         --       8,335

    In addition to the automobile leases noted in the table above, as at January 3, 2004, the Company leased approximately 1,250 vehicles under a master operating lease agreement, which has a minimum lease term of 12 months. The Company's practice is to continue these leases on a month-to-month basis after the expiry of the minimum lease term. Lease payments for these vehicles are projected to be $8,133,000 in 2004.

    Total expense incurred under all operating leases for the 53 weeks ended January 3, 2004, was $22,896,000 (2002 -- $23,075,000).

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
ENVIRONMENTAL CONTINGENCIES AND LIABILITIES

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

NOTE 11.  RETIREMENT PLANS

    The Company has a 401(K) Retirement Savings Plan for United States employees who may defer between 1% and 75% of their eligible compensation. The Company will match between 50% and 100% of employee contributions to a maximum of either 2% of employees' eligible compensation for certain employees or $2,000 for others. There are no required future contributions under this plan in respect of past service.

    The Company has a Registered Retirement Savings Plan for Canadian employees who may contribute either 3% or 5% of their compensation which is matched by an equal contribution to the plan by the Company on behalf of employees. There are no required future contributions under this plan in respect of past service.

    The Company's total expense for these retirement plans for the 53 weeks ended January 3, 2004, was approximately $2,650,000 (2002 -- $2,686,000).

NOTE 12.  INCOME TAXES

    The provision or benefit for income taxes included United States federal income taxes, determined on a consolidated return basis, foreign, state and local income taxes.

    Income (loss) before income taxes was as follows:

                                                  53 WEEKS ENDED    52 WEEKS ENDED
                                                    JANUARY 3,       DECEMBER 28,
                                                       2004              2002
                                                  ---------------   ---------------
United States...................................      $(1,864)         $(226,960)
Foreign.........................................        5,578              8,431
                                                      -------          ---------
                                                      $ 3,714          $(218,529)
                                                      =======          =========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 12.  INCOME TAXES (CONTINUED)
    Income tax provision (recovery) consisted of the following:

                                                  53 WEEKS ENDED    52 WEEKS ENDED
                                                    JANUARY 3,       DECEMBER 28,
                                                       2004              2002
                                                  ---------------   ---------------
Current:
  United States.................................     $ (5,575)          $(2,076)
  Foreign.......................................          444            (1,182)
  State and local...............................          775             3,949
                                                     --------           -------
                                                       (4,356)              691
                                                     --------           -------

Deferred:
  United States.................................       (1,950)           (1,350)
  Foreign.......................................           --                 1
                                                     --------           -------
                                                       (1,950)           (1,349)
                                                     --------           -------
Total provision.................................     $ (6,306)          $  (658)
                                                     ========           =======

    The Company made income tax payments of $9,920,000 (2002 -- $10,910,000), excluding income tax refunds of $17,029,000 (2002 -- $8,251,000), during the 53 weeks ended January 3, 2004.

    The difference between the U.S. federal statutory income tax rate and the effective tax rate was as follows:

                                                  53 WEEKS ENDED    52 WEEKS ENDED
                                                    JANUARY 3,       DECEMBER 28,
                                                       2004              2002
                                                  ---------------   ---------------
U.S. Federal statutory tax rate.................         35.0 %          (35.0)%
State and local taxes...........................         20.9              1.8
Non-deductible or non-taxable amounts...........         14.6             (6.3)
Non-deductible goodwill impairment..............           --             38.8
Result of favourable outcome of tax audits and
  other.........................................       (225.6)            (2.7)
Change in valuation allowance on deferred tax
  assets........................................        (14.7)             3.1
                                                      -------           ------
Effective income tax rate.......................       (169.8 ) %         (0.3)%
                                                      =======           ======

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 12.  INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities are as follows:

                                                       JANUARY 3,    DECEMBER 28,
                                                          2004           2002
                                                       -----------   -------------
Deferred tax liabilities
  Receivables........................................   $   1,502      $   5,437
  Property and equipment.............................      59,390         74,604
  Pre-need funeral contracts.........................     259,436        370,741
  Pre-need cemetery contracts........................      62,727         48,897
  Insurance invested assets..........................       5,312          8,236
  Goodwill...........................................      13,368          8,016
  Other..............................................       2,341          3,433
                                                        ---------      ---------
    Total deferred tax liabilities...................     404,076        519,364
                                                        ---------      ---------
Deferred tax assets
  Cemetery property..................................      69,125         76,529
  Accounts payable and accrued liabilities...........       9,941         11,762
  Deferred pre-need funeral contract revenue.........     270,572        374,368
  Deferred pre-need cemetery contract revenue........     133,581        142,506
  Insurance policy liabilities.......................      13,447         12,055
  Covenants not to compete...........................      14,087         13,134
  Deferred agency costs..............................      29,552         30,946
  Deferred costs related to pre-need funeral
    contracts........................................       5,498          6,186
  Operating and capital loss carryforwards...........     256,213        206,519
  Other..............................................      22,234         19,308
                                                        ---------      ---------
    Total deferred tax assets before valuation
      allowance......................................     824,250        893,313
    Valuation allowance..............................    (431,466)      (391,045)
                                                        ---------      ---------
    Total deferred tax assets after valuation
      allowance......................................     392,784        502,268
                                                        ---------      ---------
    Net deferred tax liabilities.....................      11,292         17,096
Net deferred tax assets of discontinued operations
  included in assets held for sale...................       3,439          4,533
                                                        ---------      ---------
Net deferred tax liabilities of continuing
  operations.........................................   $  14,731      $  21,629
                                                        =========      =========

    Although realization of the Company's net deferred tax assets is not assured, management believes that it is more likely than not that reversals of deferred tax liabilities and the expected profitability of the Company's insurance operations over the next 15 years will provide sufficient taxable income to realize the deferred tax assets after consideration of the valuation allowance. It is possible that the estimated valuation allowance could change in the near term due to matters such as the timing and manner of reversals of deferred tax liabilities, sales of operations and future income or loss. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease reflecting realization of the benefits of tax assets that had a

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 12.  INCOME TAXES (CONTINUED)
corresponding valuation allowance established on the Effective Date would be treated as a reduction of goodwill established on the Effective Date, with any excess over the value assigned to such goodwill recognized as a capital transaction.

    As a result of the Company's emergence from bankruptcy, all federal net operating loss carryforwards of the Company generated prior to emergence and during fiscal 2002, have been eliminated. As a result, the Company's net operating loss carryforwards pertaining to federal, state, local, and foreign jurisdictions will expire as follows:

                                                                END OF
                                                              FISCAL YEAR
                                                              -----------
2004........................................................   $  7,428
2005........................................................     13,027
2006........................................................     13,556
2007........................................................     11,989
2008........................................................     14,074
Thereafter..................................................    449,065
                                                               --------
                                                               $509,139
                                                               ========

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

    Goodwill that is expected to be deductible for tax purposes at January 3, 2004 is $112,177,000 (2002 -- $124,854,000).

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 13.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to the statement of cash flows consist of the following:

                                                         53 WEEKS       52 WEEKS
                                                           ENDED          ENDED
                                                        JANUARY 3,    DECEMBER 28,
                                                           2004           2002
                                                        -----------   -------------
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade.............................................    $ (7,406)     $  2,408
    Other.............................................      18,047         4,249
  Inventories.........................................       1,505         3,955
  Prepaid expenses....................................      (2,284)        1,146
  Pre-need funeral contracts..........................      (5,872)       18,083
  Pre-need cemetery contracts.........................      34,710         2,813
  Cemetery property...................................      (3,357)       (8,436)
  Other assets........................................     (13,696)      (10,842)

Increase (decrease) in liabilities:
  Accounts payable and accrued liabilities............      (6,888)      (18,850)
  Deferred pre-need funeral contract revenue..........      10,840       (22,286)
  Deferred pre-need cemetery contract revenue.........      11,226         8,736
  Other liabilities...................................      (2,811)       (2,739)
  Insurance policy liabilities........................       2,525         1,043
  Other changes in non-cash balances..................       4,431        11,573
                                                          --------      --------
                                                          $ 40,970      $ (9,147)
                                                          ========      ========
Supplemental information:
  Interest paid.......................................    $ 77,290      $ 74,300
  Income taxes paid, net of refunds...................      (7,109)        2,659
  Long-term debt issue costs paid.....................      10,908           295
  Bad debt expense....................................       3,661         5,978

  Non-cash investing and financing activities:
    Stock issued in connection with Predecessor's key
      employee retention plan.........................          --           262
    Stock issued as compensation in lieu of cash......         133           496
    Capital leases entered into.......................         160           839

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 14.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts is as follows:

                                                        JANUARY 3,    DECEMBER 28,
                                                           2004           2002
                                                        -----------   -------------
Receivables, net of allowances:
  Customer receivables................................   $ 64,465       $ 55,403
  Allowance for doubtful accounts.....................     (9,849)        (8,895)
  Other...............................................      3,922         10,269
                                                         --------       --------
                                                         $ 58,538       $ 56,777
                                                         ========       ========
Cemetery property:
  Developed land and lawn crypts......................   $ 34,934       $ 36,660
  Undeveloped land....................................     31,070         31,536
  Mausoleums..........................................     51,514         54,540
                                                         --------       --------
                                                         $117,518       $122,736
                                                         ========       ========
Property and equipment:
  Land................................................   $181,507       $182,035
  Buildings and improvements..........................    353,953        338,697
  Automobiles.........................................     14,129         12,850
  Furniture, fixtures and equipment...................     45,676         36,848
  Computer hardware and software......................     16,677         11,065
  Accumulated depreciation and amortization...........    (55,900)       (26,404)
                                                         --------       --------
                                                         $556,042       $555,091
                                                         ========       ========
Other assets:
  Intangible assets...................................   $ 10,912       $ 10,310
  Notes receivable....................................      2,503          3,767
  Other...............................................     17,914         11,173
                                                         --------       --------
                                                         $ 31,329       $ 25,250
                                                         ========       ========
Accounts payable and accrued liabilities:
  Trade payables......................................   $ 22,008       $ 18,185
  Interest............................................     15,048         15,521
  Accrued liabilities.................................     46,431         51,059
  Accrued taxes.......................................     46,042         33,767
  Reorganization costs................................     13,132         26,289
  Other...............................................     11,842          9,903
                                                         --------       --------
                                                         $154,503       $154,724
                                                         ========       ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 14.  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

                                                        JANUARY 3,    DECEMBER 28,
                                                           2004           2002
                                                        -----------   -------------
Other liabilities:
  Perpetual care liability............................   $  8,208       $ 10,846
  Notes payable.......................................      9,763          6,921
  Other...............................................     (2,956)           263
                                                         --------       --------
                                                         $ 15,015       $ 18,030
                                                         ========       ========
Reorganization costs activity:
  Beginning balance...................................   $ 26,289       $ 57,104
  Additions or adjustments............................     (2,391)         7,594
  Payments............................................    (10,766)       (38,409)
                                                         --------       --------
  Ending balance......................................   $ 13,132       $ 26,289
                                                         ========       ========

NOTE 15.  GOODWILL

    FAS No. 142 requires that goodwill be reviewed for impairment annually, as well as upon the occurrence of certain events that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Under FAS No. 142, goodwill impairment is deemed to exist, and must then be further assessed, if a reporting unit's carrying amount exceeds its estimated fair value. The Company's reporting units are funeral, cemetery and insurance, which are consistent with the Company's operating segments. All of the Company's goodwill is recorded in the funeral reporting unit. In accordance with FAS
No. 142, the Company undertook its annual goodwill impairment review during the 16 weeks ended October 4, 2003, and, as a result, there was no indication of goodwill impairment as at October 4, 2003, as the estimated fair value of the funeral reporting unit exceeded its carrying amount. A goodwill impairment provision of $228,051,000 for the funeral reporting unit was recorded for the 52 weeks ended December 28, 2002. The fair value of the funeral reporting unit was determined by using a discounted cash flow valuation methodology with a discount rate, comparable with other enterprises in the death care industry, adjusted for risks associated with differences in company size, certain characteristics specific to the Company and cash flow projection risk.

    The 2002 funeral reporting unit goodwill impairment provision was primarily the result of a reduction of the projected financial results used in the valuation of the funeral reporting unit compared to those used during the reorganization process and the determination of reorganization value as set forth in the Plan. The financial projections were reduced principally due to actual 2002 operating results. The lower valuation was also affected by the decline in the economy generally, as well as the decline in funeral industry-specific market values.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 15.  GOODWILL (CONTINUED)
    The changes in the carrying amount of goodwill for the funeral reporting unit are as follows:

                                                         53 WEEKS       52 WEEKS
                                                           ENDED          ENDED
                                                        JANUARY 3,    DECEMBER 28,
                                                           2004           2002
                                                        -----------   -------------
Balance, beginning of year............................    $320,981      $ 552,038
Adjustments, primarily to fresh start reporting
  amounts.............................................          99         (3,006)
Provision for impairment..............................          --       (228,051)
                                                          --------      ---------
Balance, end of year..................................    $321,080      $ 320,981
                                                          ========      =========

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

                                          FUNERAL     CEMETERY   INSURANCE    OTHER     CONSOLIDATED
                                         ----------   --------   ---------   --------   ------------
Revenue earned from external sales:
  53 weeks ended January 3, 2004.......  $  501,590   $168,228   $ 70,733    $     --    $  740,551
  52 weeks ended December 28, 2002.....  $  486,834   $156,515   $ 62,799    $     --    $  706,148

Earnings (loss) from operations:
  53 weeks ended January 3, 2004.......  $  112,723   $ 27,101   $  1,752    $(56,281)   $   85,295
  52 weeks ended December 28, 2002.....  $ (116,717)  $ 18,355   $    609    $(43,188)   $ (140,941)

Depreciation and amortization:
  53 weeks ended January 3, 2004.......  $   24,286   $ 13,455   $    139    $  2,525    $   40,405
  52 weeks ended December 28, 2002.....  $   23,125   $ 12,356   $    109    $  1,978    $   37,568

Total assets:
  January 3, 2004......................  $1,880,760   $669,005   $481,622    $ 84,050    $3,115,437
  December 28, 2002....................  $1,908,048   $769,664   $442,617    $ 80,437    $3,200,766

Goodwill:
  January 3, 2004......................  $  321,080   $     --   $     --    $     --    $  321,080
  December 28, 2002....................  $  320,981   $     --   $     --    $     --    $  320,981

Purchase of property and equipment:
  53 weeks ended January 3, 2004.......  $   18,847   $  2,263   $    183    $  4,087    $   25,380
  52 weeks ended December 28, 2002.....  $   18,654   $    580   $    202    $  1,936    $   21,372

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 16.  SEGMENT REPORTING (CONTINUED)
    The following table reconciles earnings (loss) from operations of reportable segments to total earnings (loss) and identifies the components of "Other" segment earnings from operations:

                                                         53 WEEKS       52 WEEKS
                                                           ENDED          ENDED
                                                        JANUARY 3,    DECEMBER 28,
                                                           2004           2002
                                                        -----------   -------------
Earnings (loss) from operations of funeral, cemetery
  and insurance segments..............................    $141,576      $ (97,753)
Other expenses of operations:
  General and administrative expenses.................     (56,281)       (43,188)
                                                          --------      ---------
Total earnings (loss) from operations.................    $ 85,295      $(140,941)
                                                          ========      =========

    The following table reconciles total assets of reportable segments and details the components of "Other" segment assets, which is mainly comprised of corporate assets:

                                                        JANUARY 3,    DECEMBER 28,
                                                           2004           2002
                                                        -----------   -------------
Total assets of funeral, cemetery and insurance
  segments............................................  $3,031,387     $3,120,329

"Other" assets includes:
  Cash................................................      30,911         37,158
  Receivables.........................................       5,116          8,331
  Prepaid expenses....................................      23,736         21,040
  Property and equipment..............................       9,186          6,895
  Other...............................................      15,101          7,013
                                                        ----------     ----------
                                                        $3,115,437     $3,200,766
                                                        ==========     ==========

    The Company operates principally in the United States and also has operations in Canada. The Company's United Kingdom operations are classified as discontinued operations and were disposed of on October 20, 2003. The following tables depict the revenue earned and the long-lived assets held in the reportable geographic segments.

                                                 53 WEEKS ENDED      52 WEEKS ENDED
                                                JANUARY 3, 2004    DECEMBER 28, 2002
                                                ----------------   ------------------
Revenue:
  United States...............................      $684,529            $661,225
  Canada......................................        56,022              44,923
                                                    --------            --------
                                                    $740,551            $706,148
                                                    ========            ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 16.  SEGMENT REPORTING (CONTINUED)

                                                 JANUARY 3, 2004     DECEMBER 28, 2002
                                                -----------------   -------------------
Property and equipment and cemetery property:
  United States...............................      $598,295             $614,570
  Canada......................................        75,265               63,257
                                                    --------             --------
                                                    $673,560             $677,827
                                                    ========             ========

NOTE 17.  PROVISION FOR ASSET IMPAIRMENT

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

    Previously, the Company designated certain parcels of surplus real estate as held for sale, as they do not meet the Company's future geographic and strategic objectives. During the 53 weeks ended January 3, 2004, the Company determined that the carrying amounts of certain parcels of the surplus real estate now exceeded the fair market value, less estimated cost to sell. Accordingly, the Company has recorded a long-lived asset impairment provision of $4,699,000 for the 53 weeks ended January 3, 2004 (2002 -- $367,000).

    The fair market value was determined by specific offer or bid, or an estimate based on comparable recent sales transactions. The asset impairment provisions include management estimates. As a result, actual results could differ significantly from these estimates.

NOTE 18.  DISCONTINUED OPERATIONS OF ASSETS HELD FOR SALE

    Throughout the reorganization process, the Company engaged in a strategic market rationalization assessment to dispose of cemetery and funeral operating locations that did not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land. This program continued during the 53 weeks ended January 3, 2004. The Company will on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit in the Company's strategy. Once a property is added to the disposal list, the Company expects to receive a firm purchase commitment within one year.

    During the 53 weeks ended January 3, 2004, the Company identified 124 funeral, 45 cemetery and four combination locations for disposal. The funeral locations included all 39 funeral locations in the United Kingdom, as they were not strategic to the Company's long-term objective to focus capital and management resources in North America. The Company also identified for disposal its life insurance operations, which are not strategic to the Company's long-term objectives, and are not in support of the Company's North American pre-need funeral sales efforts.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 18.  DISCONTINUED OPERATIONS OF ASSETS HELD FOR SALE (CONTINUED)
    As at January 3, 2004, the Company had 64 funeral, 72 cemetery and four combination locations in North America for disposal. The life insurance operations held for sale also remained for sale. The Company's 39 funeral locations in the United Kingdom were sold on October 20, 2003.

    The Company has classified all the locations identified for disposal as assets held for sale in the consolidated balance sheets and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition as income from discontinued operations. The Company has also reclassified the prior fiscal year to reflect any comparative amounts on a similar basis, including locations sold in 2002.

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

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 18.  DISCONTINUED OPERATIONS OF ASSETS HELD FOR SALE (CONTINUED)
    The carrying amount, the fair market value, less estimated costs to sell, revenues and costs and impairment provisions for the locations identified as held for sale are presented in the following tables.

                                                 53 WEEKS ENDED      52 WEEKS ENDED
                                                JANUARY 3, 2004    DECEMBER 28, 2002
                                                ----------------   ------------------
Revenue
  Funeral.....................................      $ 34,005            $ 43,729
  Cemetery....................................        26,310              26,324
  Insurance...................................        54,956              57,254
                                                    --------            --------
                                                    $115,271            $127,307
                                                    ========            ========
Gross margin
  Funeral.....................................      $  1,848            $   (469)
  Cemetery....................................         1,946              (4,234)
  Insurance...................................        12,207              13,451
                                                    --------            --------
                                                      16,001               8,748
Provision for goodwill impairment.............            --             (14,153)
Long-lived asset impairment on assets
  identified as held for sale.................       (20,709)             (2,917)
Income (loss) on disposal of locations
  identified as held for sale.................         9,737              (1,932)
                                                    --------            --------
Income (loss) from discontinued operations,
  before tax..................................         5,029             (10,254)
                                                    --------            --------
Income tax provision for discontinued
  operations:
  Current.....................................         1,142               2,635
  Deferred....................................         3,100               2,984
                                                    --------            --------
                                                       4,242               5,619
                                                    --------            --------
Income (loss) from discontinued operations....      $    787            $(15,873)
                                                    ========            ========
Depreciation and amortization included in
  gross margin of discontinued operations.....      $  3,728            $  5,951
                                                    ========            ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 18. DISCONTINUED OPERATIONS OF ASSETS HELD FOR SALE (CONTINUED) Details of assets held for sale at January 3, 2004, are as follows:

                                                      FUNERAL    CEMETERY   INSURANCE    TOTAL
                                                      --------   --------   ---------   --------
Assets held for sale
  Current assets....................................  $  3,266   $  2,556   $  3,033    $  8,855
  Pre-need contracts................................    41,027     62,476         --     103,503
  Cemetery property.................................        --     23,960         --      23,960
  Property and equipment............................    34,002     10,638        957      45,597
  Insurance invested assets.........................        --         --    242,917     242,917
  Goodwill..........................................     5,999         --         --       5,999
  Other assets......................................    (9,041)   (14,346)    23,524         137
                                                      --------   --------   --------    --------
                                                      $ 75,253   $ 85,284   $270,431    $430,968
                                                      ========   ========   ========    ========
Liabilities associated with assets held for sale
  Current liabilities...............................  $    681   $    713   $  2,509    $  3,903
  Deferred pre-need contract revenue................    36,947     64,649         --     101,596
  Insurance policy liabilities......................        --         --    203,766     203,766
  Other liabilities.................................       738      4,404         --       5,142
                                                      --------   --------   --------    --------
                                                      $ 38,366   $ 69,766   $206,275    $314,407
                                                      ========   ========   ========    ========

    Details of assets held for sale at December 28, 2002, are as follows:

                                                      FUNERAL    CEMETERY   INSURANCE    TOTAL
                                                      --------   --------   ---------   --------
Assets held for sale
  Current assets....................................  $  7,287   $  2,895   $  2,845    $ 13,027
  Pre-need contracts................................    52,946    100,021         --     152,967
  Cemetery property.................................        --     27,475         --      27,475
  Property and equipment............................    49,145     15,060        920      65,125
  Insurance invested assets.........................        --         --    245,327     245,327
  Goodwill..........................................    14,798         --         --      14,798
  Other assets......................................     2,119     (3,558)    24,621      23,182
                                                      --------   --------   --------    --------
                                                      $126,295   $141,893   $273,713    $541,901
                                                      ========   ========   ========    ========
Liabilities associated with assets held for sale
  Current liabilities...............................  $  6,944   $    228   $  4,473    $ 11,645
  Deferred pre-need contract revenue................    48,186     88,582         --     136,768
  Insurance policy liabilities......................        --         --    202,614     202,614
  Other liabilities.................................     1,281      6,531         --       7,812
                                                      --------   --------   --------    --------
                                                      $ 56,411   $ 95,341   $207,087    $358,839
                                                      ========   ========   ========    ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 19.  INCOME (LOSS) PER SHARE

    The basic and diluted income (loss) per share computations for net income
(loss) were as follows:

                                                         53 WEEKS       52 WEEKS
                                                           ENDED          ENDED
                                                        JANUARY 3,    DECEMBER 28,
                                                           2004           2002
                                                        -----------   -------------
Income (loss) (numerator):
Net income (loss) attributable to Common
  stockholders........................................    $10,807       $(233,744)
                                                          =======       =========
Shares (denominator):
  Basic weighted average number of shares of Common
    stock outstanding (thousands).....................     39,971          39,916
  Effect of stock options assumed exercised...........        494              --
                                                          -------       ---------
Diluted weighted average number of shares of Common
  stock outstanding (thousands).......................     40,465          39,916
                                                          =======       =========

    For the 53 weeks ended January 3, 2004, 1,285,000 employee and director stock options were dilutive to earnings and are included in the calculation of diluted income (loss) per share. Employee and director stock options to purchase 2,900,000 shares of Common stock, and shares reserved for issuance pursuant to the 12.25% Convertible subordinated notes, due in 2012, were not included in the computation of diluted loss per share, because they were anti-dilutive.

NOTE 20.  DERIVATIVE FINANCIAL INSTRUMENTS

    As at January 3, 2004, the fair value of all of the Company's derivatives under the Foreign Currency Hedge Program was an unrealized gain of $737,000 (2002 -- $nil), which is included in other current assets in the Company's consolidated balance sheet. The Effective Portion is $689,000 (2002 -- $nil) and is included in accumulated other comprehensive income in the Company's consolidated balance sheet. The Ineffective Portion is $48,000 and is included in general and administrative expenses for the 53 weeks ended January 3, 2004 (2002 -- $nil). As at January 3, 2004, a portion of the Company's Foreign Currency Expenditure from the period January 4, 2004, to June 2005, was hedged. As at January 3, 2004, the Company estimates that based on current exchange rates and maturity dates of the Company's derivatives, $544,000 would be expected to be reclassified from accumulated other comprehensive income to current earnings and included in general and administrative expenses over the next 12 months.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 21.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Certain of the Company's quarterly financial data in the table below have been restated from the Company's 2003 quarterly reports on Form 10-Q, due to the reclassification of assets held for sale as discontinued operations.

                                                      FIRST      SECOND      THIRD      FOURTH
                                                     QUARTER    QUARTER     QUARTER    QUARTER
                                                     --------   --------   ---------   --------
53 Weeks Ended January 3, 2004:
  Revenue, previously stated.......................  $197,672   $175,107   $ 210,575        n/a
  Adjustment to reclass assets held for sale as
    discontinued operations........................   (28,243)    (6,456)       (114)       n/a
                                                     --------   --------   ---------   --------
  Revenue, restated................................  $169,429   $168,651   $ 210,461   $192,010
                                                     --------   --------   ---------   --------
  Gross profit, previously stated..................  $ 34,511   $ 33,160   $  34,992   $    n/a
  Adjustment to reclass assets held for sale as
    discontinued operations........................    (2,232)       238         154        n/a
                                                     --------   --------   ---------   --------
  Gross profit, restated...........................  $ 32,279   $ 33,398   $  35,146   $ 45,452
                                                     --------   --------   ---------   --------
  Net income (loss)................................  $  6,700   $  6,873   $ (13,185)  $ 10,419
  Basic and diluted income (loss) per Common share
    (in dollars)...................................  $   0.17   $   0.17   $   (0.33)  $   0.26
52 Weeks Ended December 28, 2002:
  Revenue, previously stated.......................  $199,641   $168,690   $ 202,888   $203,694
  Adjustment to reclass assets held for sale as
    discontinued operations........................   (32,105)    (6,843)        (71)   (29,746)
                                                     --------   --------   ---------   --------
  Revenue, restated................................  $167,536   $161,847   $ 202,817   $173,948
                                                     --------   --------   ---------   --------
  Gross profit, previously stated..................  $ 42,563   $ 34,636   $  25,906   $ 34,993
  Adjustment to reclass assets held for sale as
    discontinued operations........................    (3,373)      (770)        295     (3,585)
                                                     --------   --------   ---------   --------
  Gross profit, restated...........................  $ 39,190   $ 33,866   $  26,201   $ 31,408
                                                     --------   --------   ---------   --------
  Net income (loss)................................  $  7,111   $  1,703   $(254,215)  $ 11,657
  Basic and diluted income (loss) per Common share
    (in dollars)...................................  $   0.18   $   0.04   $   (6.37)  $   0.29

NOTE 22.  SUBSEQUENT EVENTS

    On January 23, 2004, the Company entered into a new subordinated credit facility that was used to fully redeem the $24,679,000 12.25% Convertible subordinated notes, due in 2012, which became fully redeemable on January 2, 2004, at par, plus accrued interest. This new facility, which matures on March 31, 2005, carries an interest rate of, at the Company's option, LIBOR (1.12% for the three-month LIBOR at January 23, 2004), plus 4.50% or base rate (4.00% at January 23, 2004), plus 3.5%.

    Also on January 23, 2004, the Company amended its Term Loan B to reduce the applicable interest rate by 0.50% from LIBOR, plus 3.25% to LIBOR, plus 2.75%, or base rate, plus 2.25% to base rate, plus 1.75%, as well as provide the ability, at the Company's discretion, to borrow up to $25,000,000 of additional term loans to redeem a portion of the Company's 12.25% Senior unsecured notes, due in 2009, or provide the ability to repay the new subordinated credit facility described above.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

    THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS OF THE LOEWEN GROUP INC. ARE NOT COMPARABLE WITH THE CONSOLIDATED FINANCIAL STATEMENTS ISSUED BY ALDERWOODS GROUP, INC. SUBSEQUENT TO THE PLAN IMPLEMENTATION, DUE TO THE SIGNIFICANT CHANGES IN THE FINANCIAL AND LEGAL STRUCTURE OF ALDERWOODS GROUP, INC., THE APPLICATION OF FRESH START REPORTING AT DECEMBER 31, 2001, RESULTING FROM CONFIRMATION AND IMPLEMENTATION OF THE PLAN, AND CHANGES IN ACCOUNTING POLICIES, CERTAIN ACCOUNT CLASSIFICATIONS AND FISCAL ACCOUNTING PERIODS ADOPTED BY ALDERWOODS GROUP, INC. ACCORDINGLY, ALDERWOODS GROUP, INC.'S CONSOLIDATED FINANCIAL STATEMENTS AS AT AND FOR THE 53 WEEKS ENDED JANUARY 3, 2004, DO NOT INCLUDE COMPARABLE OPERATING AND CASH FLOW INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2001. CERTAIN CONSOLIDATED FINANCIAL INFORMATION OF THE LOEWEN GROUP INC. MAY BE OF LIMITED INTEREST TO THE STOCKHOLDERS OF ALDERWOODS
GROUP, INC., AND HAS BEEN INCLUDED FOR 2001 IN THIS FORM 10-K.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Loewen Group Inc.

    We have audited the consolidated balance sheet of The Loewen Group Inc. as at December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the information with respect to the Predecessor in financial statement Schedule II included in Item 15 of the Predecessor's annual report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

    We conducted our audit in accordance with United States and Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

    In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Predecessor as at December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001, in accordance with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                       EXPRESSED IN THOUSANDS OF DOLLARS
           EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES OUTSTANDING

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Revenue
  Funeral...................................................    $ 522,089
  Cemetery..................................................      210,097
  Insurance.................................................      104,215
                                                                ---------
                                                                  836,401
Costs and expenses
  Funeral...................................................      383,647
  Cemetery..................................................      178,961
  Insurance.................................................       92,554
                                                                ---------
                                                                  655,162
                                                                ---------
                                                                  181,239
Expenses
  General and administrative................................       75,716
  Depreciation and amortization.............................       57,038
  Provision for asset impairment............................      180,658
                                                                ---------
                                                                  313,412
                                                                ---------
Loss from operations........................................     (132,173)
Interest on long-term debt..................................       11,013
Reorganization costs........................................       87,172
Loss (gain) on disposal of subsidiaries and other
  expenses (income).........................................     (171,180)
                                                                ---------
Loss before income taxes, extraordinary items and cumulative
  effect of accounting change...............................      (59,178)
Income taxes
  Current...................................................       24,018
  Deferred..................................................        3,964
                                                                ---------
                                                                   27,982
                                                                ---------
Loss before extraordinary items and cumulative effect of
  accounting change.........................................      (87,160)
Extraordinary gain on debt discharge........................      958,956
Fresh start valuation adjustments...........................     (228,135)
                                                                ---------
Net income..................................................    $ 643,661
                                                                =========
Basic and diluted earnings (loss) per Common share:
Loss before extraordinary items and cumulative effect of
  accounting change.........................................    $   (1.29)
  Extraordinary gain on debt discharge......................        12.93
  Fresh start valuation adjustments.........................        (3.07)
                                                                ---------
Net income..................................................    $    8.57
                                                                =========
Basic and diluted weighted average number of shares
  outstanding (thousands)...................................       74,145
                                                                =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                                                   ACCUMULATED
                                                                     RETAINED         OTHER
                                             COMMON     PREFERRED    EARNINGS     COMPREHENSIVE
                                             STOCK        STOCK      (DEFICIT)    INCOME (LOSS)      TOTAL
                                           ----------   ---------   -----------   -------------   -----------
Balance at December 31, 2000............    1,302,819    157,144     (2,103,624)      (19,107)       (662,768)
Comprehensive income
  Net income............................                                643,661                       643,661
  Other comprehensive loss
    Foreign exchange adjustment.........                                               (1,907)         (1,907)
    Unrealized holding gains on
      securities, net...................                                                  253             253
    Less: reclassification adjustments
      for gains on securities included
      in net income.....................                                                1,841           1,841
    Reclassification adjustments for
      foreign exchange losses realized
      on the Effective Date.............                                               18,920          18,920
                                                                                                  -----------
    Total other comprehensive loss......                                                               19,107
                                                                                                  -----------
Comprehensive income....................                                                              662,768
                                           ----------   --------    -----------      --------     -----------
Balance at December 31, 2001............   $1,302,819   $157,144    $(1,459,963)     $     --     $        --
                                           ==========   ========    ===========      ========     ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
CASH PROVIDED BY (APPLIED TO)
Operations
  Net income................................................   $   643,661
  Items not affecting cash
    Extraordinary gain on debt discharge....................      (958,956)
    Fresh start valuation adjustments.......................       228,135
    Cumulative effect of accounting change..................            --
    Depreciation and amortization...........................        72,194
    Amortization of debt issue costs........................           619
    Provision for asset impairment..........................       180,658
    Loss (gain) on disposition of assets and investments....      (171,177)
    Deferred income taxes...................................         3,964
    Non-cash reorganization costs...........................            --
Other, including net changes in other non-cash balances.....        69,650
                                                               -----------
                                                                    68,748
                                                               -----------
Investing
  Proceeds on disposition of assets and investments.........       105,777
  Purchase of property and equipment........................       (18,712)
  Construction of new facilities............................        (2,300)
  Purchase of insurance invested assets.....................      (236,590)
  Proceeds on disposition and maturities of insurance
    invested assets.........................................       197,145
                                                               -----------
                                                                    45,320
                                                               -----------
Financing
  Repayment of long-term debt...............................       (15,666)
  Debt issue costs..........................................            --
  Distribution of cash to disbursement agent for settlement
    of liabilities subject to compromise....................      (163,570)
  Distribution of cash to Alderwoods Group, Inc.............       (93,922)
                                                               -----------
                                                                  (273,158)
                                                               -----------

Decrease in cash and cash equivalents.......................      (159,090)
Cash and cash equivalents, beginning of year................       159,090
                                                               -----------
Cash and cash equivalents, end of year......................   $        --
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

    - The Predecessor's ownership of Loewen International was cancelled, whereupon Loewen International ceased to be affiliated with the Predecessor. As a result of these actions, Loewen International, which was reorganized and renamed Alderwoods Group, Inc. ("Alderwoods Group"), succeeded to the business previously conducted by the Predecessor. All of the officers and directors of the Predecessor resigned on January 2, 2002;

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

------------------------

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

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
BASIS OF CONSOLIDATION

    The accounts of all subsidiary companies have been included in the consolidated financial statements from their respective dates of acquisition of control or formation. All subsidiaries were wholly owned, except for a few companies with small minority interests. The Predecessor's operating subsidiaries in the United States were held through Loewen International.

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

CEMETERY OPERATIONS

    Sales of at-need interment rights, cemetery merchandise and services are recorded as revenue when the merchandise is delivered or service is performed. Sales of pre-need cemetery interment rights are recorded as revenue at the time of transfer of interment right title, typically when the contract is paid in full, providing the burial space is available for burial. A portion of the proceeds from cemetery sales for interment rights is generally required by law to be paid into perpetual or endowment care trusts. Earnings

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of perpetual or endowment care trusts are recognized in current cemetery revenue and are used to defray the maintenance costs of cemeteries, which are expensed as incurred. The principal of these perpetual or endowment care trusts generally cannot be withdrawn by the Predecessor, and therefore is not included in the Predecessor's consolidated balance sheet.

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

ACCOUNTING CHANGE IN 2001

    The Predecessor implemented the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") effective January 1, 2000, which resulted in a change in revenue recognition for pre-need funeral contracts and pre-need cemetery contracts. The Predecessor's previously published financial information for the interim periods during the year ended December 31, 2001, were prepared on a basis that did not fully reflect the adoption of SAB 101. The financial statements for 2001, presented herein, were restated in 2001 to give effect to SAB 101. Due to the Company's volume of historical pre-need funeral and cemetery contracts involved in the restatement and the lack of certain transactional information related to such contracts, certain estimation methods were utilized by the Company to restate revenue, as a result of the implementation of SAB 101.

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

    Pursuant to U.S. bankruptcy law, interest on unsecured and under-secured pre-Petition Date debt obligations subject to compromise had not been accrued after the Petition Date. Interest expense and principal payments were recorded on most secured vendor financing, including capital lease obligations. Contractual interest expense not recorded on liabilities subject to compromise totaled $132,481,000 for the year ended December 31, 2001.

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

    Subsequent to the execution of the Collateral Trust Agreement, among other financings, the Predecessor issued the Series 3 and 4 Senior Notes, the Series 6 and 7 Senior Notes and the PATS (collectively, the "Subject Debt"). The aggregate principal amount outstanding of the Subject Debt was $1,100,000,000. In April 2000, the Predecessor announced that there was uncertainty as to the secured status under the Collateral Trust Agreement with respect to the Subject Debt. In accordance with the

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE AND DEBT (CONTINUED) terms of the Collateral Trust Agreement, holders of future indebtedness or their representatives were to effect registration by delivering to the collateral trustee Additional Secured Indebtedness Registration Statements in a form set forth in the Collateral Trust Agreement. However, Additional Secured Indebtedness Registration Statements relating to the Subject Debt were either not delivered to the collateral trustee or were delivered indicating an incorrect outstanding amount. The Predecessor confirmed that it satisfied its obligations under the financing agreements to adopt appropriate corporate resolutions and to deliver to lender representatives, in connection with closing, Additional Secured Indebtedness Registration Statements relating to the Subject Debt. Pursuant to the agreements with lender representatives in connection with those financings, the Predecessor and Loewen International treated the Subject Debt as secured under the Collateral Trust Agreement. On this basis, the total indebtedness owed to the senior lending group subject to the Collateral Trust Agreement, including holders of certain letters of credit, at the Petition Date aggregated $2,016,000,000.

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

    Interest expense for the year ended December 31, 2001, included $619,000 of debt issue cost amortization and write-offs.

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

SWAP AGREEMENTS AND INTEREST RATE OPTIONS

    The Predecessor entered into swap agreements and interest rate options with a number of different commercial banks and financial institutions to manage its interest rate exposure on fixed rate long-term debt. At December 31, 2001, no such agreements were outstanding.

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

    (b) ISSUED AND OUTSTANDING SHARES

                                                       NUMBER OF
                                                         SHARES     STATED VALUE
                                                       ----------   ------------
Common stock
Outstanding December 31, 2001........................  74,145,466     1,302,819
                                                       ==========    ==========
Preferred stock
  Series C Preferred stock outstanding December 31,
    2001.............................................   8,799,900    $  157,144
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

    The holders of the Series C Preferred stock were entitled, as and when declared by the Board of Directors, to a fixed preferential cumulative cash dividend of 6% per year, payable quarterly. In

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 8.  STOCKHOLDERS' EQUITY (CONTINUED)
March 1999, the Predecessor suspended future dividends on its Common stock and deferred future dividends on its Preferred stock.

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

NOTE 10.  REORGANIZATION COSTS

    The Predecessor incurred the following pre-tax charges for costs associated with reorganizing its affairs under the protection of Chapter 11 and the Creditors Arrangement Act as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Executory contracts submitted for rejection.................     $ 4,947
Deferred debt issue costs written off.......................          --
PATS option liability recorded..............................          --
Key Employee Retention Plan costs...........................      14,997
Professional fees and other costs...........................      75,510
Interest income.............................................      (8,282)
                                                                 -------
                                                                 $87,172
                                                                 =======

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

    The Predecessor's total expense for these retirement plans for the year ended December 31, 2001 was $2,252,778.

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

    Loss before income taxes, extraordinary gain and cumulative effect of accounting change was as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
United States...............................................    $(12,773)
Foreign.....................................................     (46,405)
                                                                --------
                                                                $(59,178)
                                                                ========

    Income tax provision consisted of the following:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Current:
  United States                                                  $14,629
  Foreign...................................................       5,962
  State and local...........................................       3,427
Deferred:
  United States.............................................       3,490
  Foreign...................................................         (25)
  State and local...........................................         499
                                                                 -------
Total provision.............................................     $27,982
                                                                 =======

    The Predecessor made income tax payments of $17,309,000, excluding income tax refunds of $5,160,000, for the year ended December 31, 2001.

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 12.  INCOME TAXES (CONTINUED)
    The difference between the U.S. federal statutory income tax rate and the Predecessor's effective tax rate were as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
                                                                    %
U.S. Federal statutory tax rate.............................      (35.0)
State and local taxes.......................................        5.3
Amortization, net of federal income tax benefits of goodwill
  arising from acquisitions.................................       14.4
Other non-deductible charges................................       62.4
Change in valuation allowance on deferred tax assets........        6.4
Differences between foreign and U.S. income tax rates
  (or foreign tax differential).............................       (2.7)
Other.......................................................       (3.5)
                                                                  -----
Effective income tax rate...................................       47.3
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

NOTE 13.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to statements of cash flows consist of the following:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade...................................................    $  6,295
    Other...................................................      13,818
  Inventories...............................................         735
  Prepaid expenses..........................................      (9,340)
  Amounts receivable from cemetery trusts...................     (39,582)
  Customer installment contracts, net of allowances.........      46,773
  Cemetery property.........................................       5,230
  Other assets..............................................         992

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 13.  CHANGES IN OTHER NON-CASH BALANCES (CONTINUED)

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Increase (decrease) in liabilities, including certain
  liabilities subject to compromise:
  Accounts payable and accrued liabilities..................      51,009
  Deferred pre-need funeral contract revenue................      (3,438)
  Deferred pre-need cemetery contract revenue...............     (43,234)
  Other liabilities.........................................      10,446
  Insurance policy liabilities..............................      27,321
  Other changes in non-cash balances........................       2,625
                                                                --------
                                                                $ 69,650
                                                                ========
Supplemental information:
  Interest paid.............................................    $  8,343
  Bad debt expense..........................................       7,893
Non-cash investing and financing activities:
  Capital leases............................................      (5,659)

NOTE 14.  DEFERRED PRE-NEED REVENUE

    The activity in deferred pre-need cemetery contract revenue was as follows:

                                                               YEAR ENDED
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
                                                               ==========

    The realized earnings recognized in the consolidated statement of operations related to pre-need merchandise and services trusts and perpetual or endowment care trusts were $29,378,000 for the year ended December 31, 2001.

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

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Predecessor sold primarily to external customers, though any intersegment sales or transfers occured at market price. In 2001, the inter-company insurance commissions amounted to $4,911,000 and were eliminated in the Predecessor's consolidated financial statements. The Predecessor evaluates performance based on earnings from operations of the respective businesses.

                                          FUNERAL    CEMETERY    INSURANCE    OTHER     CONSOLIDATED
                                          --------   ---------   ---------   --------   ------------
Revenue earned from external sales:
  2001..................................  $522,089   $ 210,097   $104,215    $     --     $ 836,401
Earnings (loss) from operations:
  2001..................................  $ 71,362   $(139,999)  $ 11,609    $(75,145)    $(132,173)
Investment revenue (included in earnings
  (loss) from operations):
  2001..................................  $  2,105   $  28,475   $ 22,152    $  2,802     $  55,534
Depreciation and amortization:
  2001..................................  $ 37,984   $   6,659   $     31    $ 12,364     $  57,038
Capital expenditures:
  2001..................................  $  4,740   $   3,174   $    248    $ 12,850     $  21,012

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 15.  SEGMENTED INFORMATION (CONTINUED)
    The following table reconciles loss from operations of reportable segments to total loss from operations and identifies the components of "Other" segment loss from operations:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Loss from operations of funeral, cemetery and insurance
  segments..................................................    $ (57,028)
Other expenses of operations:
  General and administrative expenses.......................      (61,010)
  Depreciation and amortization.............................      (12,364)
  Other.....................................................       (1,771)
                                                                ---------
                                                                  (75,145)
                                                                ---------
Total loss from operations..................................    $(132,173)
                                                                =========

    The Predecessor operated principally in North America. Over 90% of its revenues were earned in the United States. The Predecessor also had operations in Canada and the United Kingdom. The following tables depict the revenues earned and the long-term assets held in the reportable geographic segments.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Revenue:
  United States.............................................    $767,606
  Canada....................................................      53,779
  Other.....................................................      15,016
                                                                --------
                                                                $836,401
                                                                ========

                             THE LOEWEN GROUP INC.
                    (PREDECESSOR TO ALDERWOODS GROUP, INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

NOTE 16.  EARNINGS PER SHARE

    The basic and diluted earnings per share computations for loss before extraordinary gain and cumulative effect of accounting change were as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Income (numerator):
  Loss before extraordinary items and cumulative effect of
    accounting change.......................................    $ (87,160)
  Less, provision for Preferred stock dividends.............        8,536
                                                                ---------
  Loss before extraordinary items and cumulative effect of
    accounting change attributable to Common stockholders...      (95,696)
  Extraordinary gain on debt discharge......................      958,956
  Fresh start valuation adjustments.........................     (228,135)
                                                                ---------
Net income attributable to Common stockholders..............    $ 635,125
                                                                =========
Shares (denominator)
  Basic and diluted weighted average number of shares of
    Common stock outstanding (thousands)                           74,145
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

NOTE 17.  SUMMARIZED CHAPTER 11 AND CREDITORS ARRANGEMENT ACT FINANCIAL
          INFORMATION

    Summarized financial data for the companies that were under creditor protection of Chapter 11 and the Creditors Arrangement Act are as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Income statement information:
  Revenue...................................................    $ 694,941
  Gross margin..............................................      161,333
  Loss from operations......................................     (144,877)
  Loss before extraordinary items and cumulative effect of
    accounting change.......................................      (91,646)

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
                                                      ========   =========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.  CONTROLS AND PROCEDURES

    The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of January 3, 2004, an evaluation was carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

    There have not been any changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information regarding executive officers required by this Item is incorporated herein by reference to the information contained in Part I of this report under the caption "Executive Officers of Alderwoods Group." In accordance with General Instruction G(3), the information regarding directors, committees of the Board, and procedures by which stockholders may recommend nominees to the Board required by this Item, as well as additional information regarding executive officers and specified information regarding beneficial owners of more than 10% of any class of the Company's registered equity securities required by this Item, is incorporated herein by reference to the information provided under the captions "Proposal No. 1 -- Election of Directors -- Information Regarding Director Nominees", "The Board, Committees of the Board and Director Compensation -- Corporate Governance," "The Board, Committees of the Board and Director Compensation -- Determinations Regarding Director Independence and Audit Committee Financial Expert," "The Board, Committees of the Board and Director Compensation -- Board and Committee Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" of Alderwoods Group's Proxy Statement to be filed with the SEC and delivered to stockholders in connection with Alderwoods Group's annual meeting of stockholders to be held on May 4, 2004 (the "Proxy Statement").

    The Company has adopted a code of ethics that applies to all employees, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer). The Company's Code of Busines Conduct and Ethics is posted on, and is available, free of charge through, the Company's web site (http://www.alderwoods.com) in the Corporate Govenance section of the Investor Relations page. Copies of the code are also available free of charge upon written request to the Company's Secretary at 311 Elm Street, Suite 1000, Cincinnati, Ohio 45202-2706.

ITEM 11.  EXECUTIVE COMPENSATION

    In accordance with General Instruction G(3), the information required by this Item is incorporated herein by reference to the information provided under the captions "Executive Compensation," "Agreements with Named Executive Officers," "The Board, Committees of the Board and Director

Compensation -- Director Compensation and Other Payments" and "Compensation Committee Interlocks and Insider Participation" of Alderwoods Group, Inc.'s Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    In accordance with General Instruction G(3), the information regarding security ownership of certain beneficial owners and management required by this
Item is incorporated herein by reference to the information provided under the caption "Beneficial Ownership of Principal Stockholders, Directors and Management" of Alderwoods Group, Inc.'s Proxy Statement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

    The following table summarizes the total number of shares of Common Stock authorized for issuance at January 3, 2004, under the Company's 2002 Equity and Performance Incentive Plan implemented on January 2, 2002, and the Company's Director Compensation Plan implemented on January 2, 2002.

                                                           EQUITY COMPENSATION PLAN INFORMATION
                                                  -------------------------------------------------------
                                                                                            NUMBER OF
                                                                                            SECURITIES
                                                                                            REMAINING
                                                                                          AVAILABLE FOR
                                                      NUMBER OF           WEIGHTED       FUTURE ISSUANCE
                                                     SECURITIES       AVERAGE EXERCISE     UNDER EQUITY
                                                  TO BE ISSUED UPON       PRICE OF         COMPENSATION
                                                     EXERCISE OF        OUTSTANDING      PLANS (EXCLUDING
                                                     OUTSTANDING          OPTIONS,          SECURITIES
                                                  OPTIONS, WARRANTS     WARRANTS AND       REFLECTED IN
                                                     AND RIGHTS            RIGHTS          COLUMN (A))
                                                  -----------------   ----------------   ----------------
                                                         (A)                (B)                (C)
Equity compensation plans approved by security
  holders.......................................      4,185,000             $8.87            381,683(1)
Equity compensation plans not approved by
  security holders..............................       n/a                n/a                n/a
                                                      ---------             -----            -------
Total...........................................      4,185,000             $8.87            381,683
                                                      =========             =====            =======

------------------------

(1) Includes 70,433 shares under the Director Compensation Plan where each director of the Company who is not an employee of the Company or any of its subsidiaries has the option of receiving his or her annual base retainer and attendance fees in cash, Common Stock or a combination thereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In accordance with General Instruction G(3), the information required by this Item is incorporated herein by reference to the information provided under the caption "Certain Relationships and Related Transactions" of Alderwoods Group, Inc.'s Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    In accordance with General Instruction G(3), the information required by this Item is incorporated herein by reference to the information provided under the caption "Principal Auditor Fees" of Alderwoods Group, Inc.'s Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

FINANCIAL STATEMENTS

       ALDERWOODS GROUP, INC., CONSOLIDATED FINANCIAL STATEMENTS

           Report of Independent Accountants

           Consolidated Balance Sheets as of January 3, 2004 and December 28,
           2002

           Consolidated Statements of Operations for the 53 Weeks Ended January 3, 2004 and 52 Weeks Ended December 28, 2002

           Consolidated Statements of Stockholders' Equity for the 53 Weeks Ended January 3, 2004 and 52 Weeks Ended December 28, 2002

           Consolidated Statements of Cash Flows for the 53 Weeks Ended January 3, 2004 and 52 Weeks Ended December 28, 2002

           Notes to Consolidated Financial Statements

       THE LOEWEN GROUP INC., CONSOLIDATED FINANCIAL STATEMENTS

           Report of Independent Accountants

           Consolidated Balance Sheet as of December 31, 2001

           Consolidated Statement of Operations for the Year Ended December 31, 2001

           Consolidated Statement of Stockholders' Equity for the Year Ended December 31, 2001

           Consolidated Statement of Cash Flows for the Year Ended December 31, 2001

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

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
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

  10.1                  Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America
                        Securities LLC, as sole lead arranger and sole book manager

  10.2                  Credit Agreement dated September 17, 2003, among Alderwoods
                        Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party
                        hereto (incorporated by reference to Exhibit 10.1 to the
                        Form 10-Q of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed November 12, 2003)

  10.3                  Amendment No. 1 dated January 23, 2004, to the Credit
                        Agreement among Alderwoods Group, Inc., Bank of
                        America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto

  10.4                  Indenture governing the 12 1/4% Senior Notes due 2009
                        (incorporated by reference to Exhibit 10.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        March 28, 2002)

  10.5                  Indenture governing the 12 1/4% Convertible Subordinated
                        Notes due 2012 (incorporated by reference to Exhibit 10.4 to the Form 10-K of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed March 28, 2002)

 *10.6                  Employment Agreement dated January 2, 2004, by and between
                        Alderwoods Group, Inc. and Kenneth A. Sloan

 *10.7                  Employment Agreement dated January 23, 2003, by and between
                        Alderwoods Group, Inc. and Ellen Neeman

 *10.8                  Employment Agreement dated January 23, 2003, by and between
                        Alderwoods Group, Inc. and Cameron R.W. Duff

 *10.9                  Employment Agreement dated January 2, 2004, by and between
                        Alderwoods Group, Inc. and Ross S. Caradonna

 *10.10                 Employment Agreement dated January 23, 2003, by and between
                        Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed May 1, 2003)

 *10.11                 Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey
                        (incorporated by reference to Exhibit 10.36 to Form 10-Q of
                        Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        July 24, 2003)

 *10.12                 Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and Paul A. Houston
                        (incorporated by reference to Exhibit 10.37 to Form 10-Q of
                        Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        July 24, 2003)

 *10.13                 Alderwoods Group, Inc. 2002 Equity Incentive Plan
                        (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed March 28, 2002)

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
 *10.14                 Director Compensation Plan (incorporated by reference to
                        Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc.,
                        SEC File No. 000-33277, filed March 28, 2002)

 *10.15                 Alderwoods Group Canada Inc. 2003-2005 Executive Strategic
                        Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed July 24, 2003)

**21.1                  Subsidiaries of Alderwoods Group, Inc.

**23.1                  Consent of KPMG LLP to the Registration Statements
                        No. 333-85466 and No. 333-85474 on Form S-8 and the
                        Registration Statement No. 333-85316 on Form S-3, of
                        Alderwoods Group, Inc.

  24.1                  Powers of Attorney for Messrs. Houston, Sloan, Campbell,
                        Eames, Elson, Hilty, Lacey, Riedl and Snow and Ms. Kirtley
                        (included on the signature page hereto)

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

**  Filed herewith.

(B) REPORTS ON FORM 8-K

    The following Current Report on Form 8-K was furnished by Alderwoods Group during the last quarter of fiscal 2003:

DATE FURNISHED                 ITEM NUMBER                     DESCRIPTION
--------------                 -----------                     -----------
Furnished November 12, 2003    Item 7. Financial Statements,   Press release announcing
(dated November 11, 2003)      Pro Forma Financial             Alderwoods Group, Inc.'s unaudited
                               Information and Exhibits and    financial results for the
                               Item 12. Results of             16 weeks and 40 weeks ended
                               Operations and Financial        October 4, 2003.
                               Condition

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   ALDERWOODS GROUP, INC. AND PREDECESSOR(5)
                                JANUARY 3, 2004
                           (IN THOUSANDS OF DOLLARS)

                                   BALANCE AT    CHARGED TO
                                  BEGINNING OF   COSTS AND       CHARGED TO                      BALANCE AT END
DESCRIPTION                          PERIOD       EXPENSES     OTHER ACCOUNTS    DEDUCTIONS(2)     OF PERIOD
-----------                       ------------   ----------   ----------------   -------------   --------------
Current -- Allowance for
  doubtful accounts
53 weeks ended
  January 3, 2004...............    $  8,895       $ 6,973    $      --            $  (6,019)       $  9,849
52 weeks ended
  December 28, 2002 (4).........      23,993         5,198           70 (1)          (20,366)          8,895
Year ended December 31, 2001....      34,111         7,893       (5,113)(1)          (10,600)         26,291

Allowance for pre-need funeral
  contract cancellations
  and refunds
53 weeks ended
  January 3, 2004...............    $154,120       $   148    $ (13,557)           $  (4,146)       $136,565
52 weeks ended
  December 28, 2002 (4).........     150,614         2,787        3,723 (1)           (3,004)        154,120
Year ended December 31, 2001....          --            --      158,381 (3)               --         158,381

Allowance for pre-need cemetery
  contract cancellations
  and refunds
53 weeks ended
  January 3, 2004...............    $ 22,878       $ 7,510    $      --            $ (12,056)       $ 18,332
52 weeks ended
  December 28, 2002 (4).........      29,814        10,907         (716)(1)          (17,127)         22,878
Year ended December 31, 2001....      30,360        14,137       (5,382)(1)(3)        (7,559)         31,556

Deferred tax valuation allowance
53 weeks ended
  January 3, 2004...............    $391,045       $ 1,852    $  38,569            $      --        $431,466
52 weeks ended
  December 28, 2002.............     289,582         7,891       93,572 (6)               --         391,045
Year ended December 31, 2001....     654,000         3,796     (368,214)(3)               --         289,582

------------------------

(1) Primarily related to disposals in connection with locations sold and the acquisition of Rose Hills.

(2) Uncollected receivables written off, net of recoveries.

(3) Fresh start and other adjustments and the acquisition of Rose Hills.

(4) The balance at the beginning of the period has been adjusted for the reclassification of discontinued operations.

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

                                                       ALDERWOODS GROUP, INC.

                                                       By:             /s/ PAUL A. HOUSTON
                                                            -----------------------------------------
                                                                         Paul A. Houston
Dated: March 16, 2004                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

                                                       President, Chief
                 /s/ PAUL A. HOUSTON                     Executive Officer and
     -------------------------------------------         Director                Dated: March 16, 2004
                   Paul A. Houston                       (Principal Executive
                                                         Officer)

                                                       Executive Vice
                                                         President, Chief
                /s/ KENNETH A. SLOAN                     Financial Officer
     -------------------------------------------         (Principal Financial    Dated: March 16, 2004
                  Kenneth A. Sloan                       Officer and Principal
                                                         Accounting Officer)

                /s/ LLOYD E. CAMPBELL
     -------------------------------------------       Director                  Dated: March 16, 2004
                  Lloyd E. Campbell

                /s/ ANTHONY G. EAMES
     -------------------------------------------       Director                  Dated: March 16, 2004
                  Anthony G. Eames

                /s/ CHARLES M. ELSON
     -------------------------------------------       Director                  Dated: March 16, 2004
                  Charles M. Elson

                 /s/ DAVID R. HILTY
     -------------------------------------------       Director                  Dated: March 16, 2004
                   David R. Hilty

                 /s/ OLIVIA KIRTLEY
     -------------------------------------------       Director                  Dated: March 16, 2004
                   Olivia Kirtley

                  /s/ JOHN S. LACEY
     -------------------------------------------       Chairman of the Board     Dated: March 16, 2004
                    John S. Lacey

                /s/ WILLIAM R. RIEDL
     -------------------------------------------       Director                  Dated: March 16, 2004
                  William R. Riedl

             /s/ W. MACDONALD SNOW, JR.
     -------------------------------------------       Director                  Dated: March 16, 2004
               W. MacDonald Snow, Jr.

                                                                    EXHIBIT 31.1

                                 CERTIFICATION

    I, Paul A. Houston, certify that:

1.  I have reviewed this report on Form 10-K of Alderwoods Group, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Dated: March 16, 2004                                                  /s/ PAUL A. HOUSTON
                                                            -----------------------------------------
                                                                         Paul A. Houston
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                             DIRECTOR
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

                                                                    EXHIBIT 31.2

                                 CERTIFICATION

    I, Kenneth A. Sloan, certify that:

1.  I have reviewed this report on Form 10-K of Alderwoods Group, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Dated: March 16, 2004                                                  /s/ KENNETH A. SLOAN
                                                            -----------------------------------------
                                                                         Kenneth A. Sloan
                                                            EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                                             OFFICER
                                                                 (PRINCIPAL FINANCIAL OFFICER AND
                                                                    CHIEF ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS

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

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
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

10.1                    Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America
                        Securities LLC, as sole lead arranger and sole book manager

10.2                    Credit Agreement dated September 17, 2003, among Alderwoods
                        Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party
                        hereto (incorporated by reference to Exhibit 10.1 to the
                        Form 10-Q of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed November 12, 2003)

10.3                    Amendment No. 1 dated January 23, 2004, to the Credit
                        Agreement among Alderwoods Group, Inc., Bank of
                        America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto

10.4                    Indenture governing the 12 1/4% Senior Notes due 2009
                        (incorporated by reference to Exhibit 10.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        March 28, 2002)

10.5                    Indenture governing the 12 1/4% Convertible Subordinated
                        Notes due 2012 (incorporated by reference to Exhibit 10.4 to the Form 10-K of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed March 28, 2002)

10.6                    Employment Agreement dated January 2, 2004, by and between
                        Alderwoods Group, Inc. and Kenneth A. Sloan

10.7                    Employment Agreement dated January 23, 2003, by and between
                        Alderwoods Group, Inc. and Ellen Neeman

10.8                    Employment Agreement dated January 23, 2003, by and between
                        Alderwoods Group, Inc. and Cameron R.W. Duff

10.9                    Employment Agreement dated January 2, 2004, by and between
                        Alderwoods Group, Inc. and Ross S. Caradonna

10.10                   Employment Agreement dated January 23, 2003, by and between
                        Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed May 1, 2003)

10.11                   Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey
                        (incorporated by reference to Exhibit 10.36 to Form 10-Q of
                        Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        July 24, 2003)

10.12                   Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and Paul A. Houston
                        (incorporated by reference to Exhibit 10.37 to Form 10-Q of
                        Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        July 24, 2003)

10.13                   Alderwoods Group, Inc. 2002 Equity Incentive Plan
                        (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed March 28, 2002)

10.14                   Director Compensation Plan (incorporated by reference to
                        Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc.,
                        SEC File No. 000-33277, filed March 28, 2002)

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
10.15                   Alderwoods Group Canada Inc. 2003-2005 Executive Strategic
                        Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed July 24, 2003)

21.1                    Subsidiaries of Alderwoods Group, Inc.

23.1                    Consent of KPMG LLP to the Registration Statements
                        No. 333-85466 and No. 333-85474 on Form S-8 and the
                        Registration Statement No. 333-85316 on Form S-3, of
                        Alderwoods Group, Inc.

24.1                    Powers of Attorney for Messrs. Houston, Sloan, Campbell,
                        Eames, Elson, Hilty, Lacey, Riedl and Snow and Ms. Kirtley
                        (included on the signature page hereto)

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