Form 10-Q
period 2004-03-27
ALDERWOODS GROUP INC
filed 2004-05-10
CIK 927914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the 12 weeks (fiscal quarter) ended March 27, 2004
                                        OR
   / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from       to

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

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

                           --------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  At April 24, 2004, there were 39,995,522 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ALDERWOODS GROUP, INC.

                                                                                   PAGE
                                                                                 --------
PART I.   FINANCIAL INFORMATION
          ITEM 1.  FINANCIAL STATEMENTS:
                   CONSOLIDATED BALANCE SHEETS
                     as of March 27, 2004 and January 3, 2004..................         1
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                     for the 12 Weeks Ended March 27, 2004 and March 22,
                     2003......................................................         2
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     for the 12 Weeks Ended March 27, 2004.....................         3
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     for the 12 Weeks Ended March 27, 2004 and March 22,
                     2003......................................................         4
                   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS..........         5

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS.................................        26

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK...............................................        38

          ITEM 4.  CONTROLS AND PROCEDURES.....................................        38

PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS...........................................        42

          ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES
                     OF EQUITY SECURITIES......................................        42

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................        43

SIGNATURES.....................................................................        46

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                       EXPRESSED IN THOUSANDS OF DOLLARS
                            EXCEPT NUMBER OF SHARES

                                                               MARCH 27,    JANUARY 3,
                                                                 2004          2004
                                                              -----------   -----------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................  $   35,409    $   41,612
  Receivables, net of allowances............................      56,073        58,566
  Inventories...............................................      18,419        17,977
  Other.....................................................      27,674        25,470
  Assets held for sale......................................     423,718       408,414
                                                              ----------    ----------
                                                                 561,293       552,039
Pre-need funeral receivables and trust investments..........     376,358       356,457
Pre-need cemetery receivables and trust investments.........     325,776       314,562
Cemetery property...........................................     116,514       117,518
Property and equipment......................................     541,766       557,015
Insurance invested assets...................................     209,884       196,440
Deferred income tax assets..................................       5,387         6,683
Goodwill....................................................     321,387       321,400
Cemetery perpetual care trust investments...................     237,598            --
Other assets................................................      35,270        30,889
                                                              ----------    ----------
                                                              $2,731,233    $2,453,003
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities..................  $  127,599    $  154,460
  Current maturities of long-term debt......................      11,490        10,934
  Liabilities associated with assets held for sale..........     287,263       292,427
                                                              ----------    ----------
                                                                 426,352       457,821
Long-term debt..............................................     602,848       619,997
Deferred pre-need funeral and cemetery revenue..............      27,349       621,209
Non-controlling interest in funeral and cemetery trusts.....     632,361            --
Insurance policy liabilities................................     181,101       172,209
Deferred income tax liabilities.............................      23,483        21,414
Other liabilities...........................................      19,200        15,460
                                                              ----------    ----------
                                                               1,912,694     1,908,110
Non-controlling interest in perpetual care trusts...........     265,083            --
Stockholders' equity
  Common stock, $0.01 par value, 100,000,000 shares
    authorized, 39,995,522 issued and outstanding
    (January 3, 2004 -- 39,984,979).........................         400           400
  Capital in excess of par value............................     740,097       739,950
  Accumulated deficit.......................................    (218,100)     (222,937)
  Accumulated other comprehensive income....................      31,059        27,480
                                                              ----------    ----------
                                                                 553,456       544,893
                                                              ----------    ----------
                                                              $2,731,233    $2,453,003
                                                              ==========    ==========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                       EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

                                                               12 WEEKS     12 WEEKS
                                                                ENDED        ENDED
                                                              MARCH 27,    MARCH 22,
                                                                 2004         2003
                                                              ----------   ----------
Revenue
  Funeral...................................................   $124,062     $121,471
  Cemetery..................................................     36,700       33,736
  Insurance.................................................     18,405       12,291
                                                               --------     --------
                                                                179,167      167,498
                                                               --------     --------
Costs and expenses
  Funeral...................................................     95,158       93,268
  Cemetery..................................................     31,688       30,667
  Insurance.................................................     17,504       11,702
                                                               --------     --------
                                                                144,350      135,637
                                                               --------     --------
                                                                 34,817       31,861
General and administrative expenses.........................     11,698        7,223
Provision for asset impairment..............................        612           83
                                                               --------     --------
Income from operations......................................     22,507       24,555

Interest on long-term debt (Note 6e)........................      6,234       18,878
Other expense (income), net.................................     (1,098)         298
                                                               --------     --------
Income before income taxes..................................     17,371        5,379
Income taxes................................................      6,015       (9,084)
                                                               --------     --------
Net income from continuing operations.......................     11,356       14,463

Discontinued operations (Note 12)
  Loss from discontinued operations.........................     (9,615)      (6,779)
  Income taxes..............................................     (3,096)         984
                                                               --------     --------
Loss from discontinued operations...........................     (6,519)      (7,763)
                                                               --------     --------
Net income..................................................   $  4,837     $  6,700
                                                               ========     ========

Basic and diluted earnings (loss) per Common share:
  Net income from continuing operations.....................   $   0.28     $   0.36
  Loss from discontinued operations.........................      (0.16)       (0.19)
                                                               --------     --------
  Net income................................................   $   0.12     $   0.17
                                                               ========     ========
Basic weighted average number of shares outstanding
  (thousands)...............................................     39,990       39,955
                                                               ========     ========
Diluted weighted average number of shares outstanding
  (thousands)...............................................     40,653       39,955
                                                               ========     ========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

           EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT NUMBER OF SHARES

                                                                                            ACCUMULATED
                                                     COMMON     CAPITAL IN                     OTHER
                                                     STOCK      EXCESS OF    ACCUMULATED   COMPREHENSIVE
                                        SHARES     PAR VALUE    PAR VALUE      DEFICIT        INCOME        TOTAL
                                      ----------   ----------   ----------   -----------   -------------   --------
Balance at January 3, 2004..........  39,984,979      $400       $739,950     $(222,937)      $27,480      $544,893
Comprehensive income:
  Net income........................                                              4,837                       4,837
  Other comprehensive income (loss):
    Foreign currency translation
      adjustment, net of income
      taxes of $nil.................                                                           (1,759)       (1,759)
    Unrealized gain on insurance
      invested assets, net of income
      taxes of $3,214...............                                                            6,860         6,860
      Less: reclassification
        adjustments for realized
        gain on insurance invested
        assets included in net
        income......................                                                             (891)         (891)
    Unrealized gain on derivatives,
      net of income taxes of $nil...                                                             (631)         (631)
                                                                                                           --------
Comprehensive income................                                                                          8,416
Common stock issued:
  Stock issued in connection with
    the settlement of certain
    unsecured claims................       5,977                      102                                       102
  Stock issued as compensation in
    lieu of cash....................       4,566                       45                                        45
                                      ----------      ----       --------     ---------       -------      --------
Balance at March 27, 2004...........  39,995,522      $400       $740,097     $(218,100)      $31,059      $553,456
                                      ==========      ====       ========     =========       =======      ========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                               12 WEEKS     12 WEEKS
                                                                ENDED        ENDED
                                                              MARCH 27,    MARCH 22,
                                                                 2004         2003
                                                              ----------   ----------
CASH PROVIDED BY (APPLIED TO)
Operations
  Net income................................................   $  4,837     $  6,700
  Loss from discontinued operations, net of tax.............      6,519        7,763
  Items not affecting cash
    Depreciation and amortization...........................      9,282        8,594
    Amortization of debt issue costs........................        644          164
    Insurance policy benefit reserves.......................      8,511        5,325
    Provision for asset impairment..........................        612           83
    (Gain) loss on disposal of business assets..............     (1,086)         250
    Deferred income taxes...................................      5,572       --
Other, including net changes in other non-cash balances.....    (29,775)      (5,897)
                                                               --------     --------
Net cash provided by continuing operations..................      5,116       22,982
Net cash provided by discontinued operations................        667        5,932
                                                               --------     --------
                                                                  5,783       28,914
                                                               --------     --------
Investing
  Proceeds on disposition of business assets................     10,714        3,555
  Purchase of property and equipment........................     (4,020)      (3,332)
  Purchase of insurance invested assets.....................    (24,063)     (14,915)
  Proceeds on disposition and maturities of insurance
    invested assets.........................................     15,650       10,245
                                                               --------     --------
  Net cash provided by continuing operations................     (1,719)      (4,447)
  Net cash provided by discontinued operations..............       (827)        (892)
                                                               --------     --------
                                                                 (2,546)      (5,339)
                                                               --------     --------
Financing
  Increase in long-term debt................................     24,680           23
  Repayment of long-term debt...............................    (34,029)     (11,328)
                                                               --------     --------
  Net cash provided by continuing operations................     (9,349)     (11,305)
  Net cash provided by discontinued operations..............        (91)        (210)
                                                               --------     --------
                                                                 (9,440)     (11,515)
                                                               --------     --------
(Decrease) increase in cash and cash equivalents............     (6,203)      12,060
Cash and cash equivalents, beginning of period..............     41,612       46,112
                                                               --------     --------
Cash and cash equivalents, end of period....................   $ 35,409     $ 58,172
                                                               ========     ========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 1.  NATURE OF OPERATIONS

    Alderwoods Group, Inc., a Delaware corporation ("Alderwoods Group" and together with its subsidiaries unless the context otherwise requires, the "Company") is the second-largest operator of funeral homes and cemeteries in North America. As at March 27, 2004, the Company operated 721 funeral homes and 138 cemeteries and 61 combination funeral homes and cemeteries throughout North America.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The interim financial statements include the accounts of the Company, its subsidiary companies and operations controlled by the Company through sales and management agreements. All subsidiaries are wholly owned, except for a few companies with small minority interests, and non-controlling interests in funeral, cemetery and perpetual care trusts.

    All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The interim consolidated financial statements have been prepared using the U.S. dollar and are presented in accordance with United States generally accepted accounting principles ("GAAP").

    The interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results as of March 27, 2004 and for the 12 weeks ended March 27, 2004. Except for the new accounting policy described under "Accounting change" and matters discussed under "Comparability" below, the interim consolidated financial statements have been prepared on a basis consistent with the accounting policies described in the Company's Annual Report on Form 10-K for the 53 weeks ended January 3, 2004, as filed with the U.S. Securities and Exchange Commission ("SEC") and should be read in conjunction therewith.

    The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year or for any other interim period.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

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

STOCK OPTION PLAN

    The Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
("FAS No. 123"), Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123," ("FAS No. 148"), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. However, as allowed by FAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described below, and has adopted the disclosure requirements of FAS No. 123 and FAS No. 148.

    The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Any compensation expense recorded is charged against operations over the service period, which generally matches the option vesting period. No stock-based employee compensation cost was recorded for the 12 weeks ended March 27, 2004, or the 12 weeks ended March 22, 2003, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying Common stock on the grant date. The following table illustrates the effect on net income (loss) and net income (loss) per share, if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.

                                                               12 WEEKS     12 WEEKS
                                                                ENDED        ENDED
                                                              MARCH 27,    MARCH 22,
                                                                 2004         2003
                                                              ----------   ----------
Net income, as reported.....................................    $4,837       $6,700
Total stock-based employee compensation expense determined
  under fair value-based method, net of tax.................      (636)        (611)
                                                                ------       ------
Pro forma net income........................................    $4,201       $6,089
                                                                ======       ======
Net income per Common share:
  Basic and diluted, as reported............................    $ 0.12       $ 0.17
  Basic and diluted, pro forma..............................      0.10         0.15

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
COMPARABILITY

    Certain comparative amounts have been reclassified to conform to the presentation adopted in the current year, including, among other things, the identification of assets held for sale as discontinued operations, and reclassification of amounts receivable from third-party insurance companies offset by an equal amount of deferred pre-need funeral contract revenue.

ACCOUNTING CHANGE

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which was revised in December 2003
("FIN No. 46R"). FIN No. 46R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to enterprises that have a variable interest in variable interest entities, and is effective no later than the end of the first reporting period that ends after March 15, 2004.

    The Company elected to adopt FIN No. 46R at the beginning of its 2004 fiscal year on January 4, 2004. The adoption of FIN No. 46R resulted in the consolidation of the funeral and cemetery merchandise and service, and perpetual care trusts in the Company's consolidated balance sheet, but did not change the legal relationships among the funeral trusts, cemetery trusts, perpetual care trusts, the Company, and its holders of pre-need contracts. The adoption of FIN No. 46R has not materially impacted the Company's net income or its consolidated statement of cash flows, however other impacts include:

    (a) Funeral and cemetery merchandise and service trusts

       Beginning January 4, 2004, the Company records the assets in the funeral and cemetery merchandise and service trusts as trust investments at their fair value in accordance with the FASB's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS No. 115").

       The liabilities of the trust consist principally of the trusted portion of the Company's obligation to the pre-need contract holders, which is reflected as non-controlling interest in the trusts.

       Beginning January 4, 2004, realized earnings from funeral and cemetery merchandise and service trust investments and related expenses of the trusts are recognized in other expense (income). In addition, the accretion of the non-controlling interest in the trusts is included as interest expense in other expense (income). Unrealized gains and losses of funeral and cemetery merchandise and service trust investments are recorded in both trust investments and, net of tax, in non-controlling interest in funeral and cemetery trusts in the Company's consolidated balance sheet.

    (b) Perpetual care trusts

       Beginning January 4, 2004, the Company records the assets in the perpetual care trusts as trust investments at their fair value in accordance with the FAS No. 115.

       The principal in perpetual care trusts is required to be held in perpetuity and is not redeemable by the Company or the customer. Accordingly, the equity interest in the perpetual care trusts is presented as a non-controlling interest in perpetual care trusts between liabilities and stockholders' equity in the Company's consolidated balance sheet.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       Realized earnings from cemetery perpetual care trust investments are recognized in other expense (income) in accordance with FAS No. 115. Accretion expense on the non-controlling interest in perpetual care trusts is also recorded in other expense (income). To the extent of qualifying cemetery maintenance costs, distributable earnings from the perpetual care trusts are recognized in cemetery revenue. Beginning January 4, 2004, unrealized gains and losses of perpetual care trust investments are recorded in both cemetery perpetual care trust investments and, net of tax, in non-controlling interest in perpetual care trusts in the Company's consolidated balance sheet. Generally, net capital gains of cemetery perpetual care trust investments are not eligible for distribution to the Company.

    As a result of the consolidation of the funeral and cemetery merchandise and service trusts, and perpetual care trusts, the Company recorded the following as at January 4, 2004:

                                                              (unaudited)
Trust assets and liabilities recorded:
  Funeral trust investments.................................   $ 354,560
  Cemetery merchandise and service trust investments........     274,434
  Cemetery perpetual care trust investments.................     231,230
  Non-controlling interest in funeral and cemetery trusts...    (628,052)
  Non-controlling interest in perpetual care trusts.........    (261,847)
  Deferred income tax assets................................         288
  Deferred income tax liabilities...........................      (1,320)
  Assets held for sale......................................     107,976
  Liabilities associated with assets held for sale..........     (77,269)

Amounts eliminated:
  Amounts receivable from funeral trusts, net of
    allowances..............................................    (334,630)
  Amounts receivable from cemetery trusts, net of
    allowances..............................................    (265,867)
  Deferred pre-need funeral contract revenue................     334,630
  Deferred pre-need cemetery contract revenue...............     265,867

    Creditors of the consolidated trusts have no recourse to the general credit of the Company, except as provided under contracts executed by the Company or its subsidiaries.

NOTE 3.  PRE-NEED FUNERAL RECEIVABLES AND TRUST RECEIVABLES

    The balance in pre-need funeral receivables and trust investments represents customer receivables and funeral trust investments related to unperformed, price-guaranteed, pre-need funeral contracts. The

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 3. PRE-NEED FUNERAL RECEIVABLES AND TRUST RECEIVABLES (CONTINUED) components of pre-need funeral receivables and trust investments in the consolidated balance sheets are as follows:

                                                              MARCH 27, 2004    JANUARY 3, 2004
                                                              ---------------   ----------------
                                                                (unaudited)
Customer receivables........................................      $ 38,281          $ 37,076
Allowance for contract cancellations and refunds............       (14,946)          (15,249)
Funeral trust investments...................................       353,023           --
Amounts receivable from funeral trusts, net of allowance of
  $14,476...................................................       --                334,630
                                                                  --------          --------
Pre-need funeral receivables and trust investments..........      $376,358          $356,457
                                                                  ========          ========

    For customer receivables, an allowance for cancellations and refunds is provided at the date of pre-need funeral contract sale based on management's best estimates and is offset by an allowance against deferred pre-need funeral contract revenue.

    Amounts receivable from funeral trusts represent a portion of the proceeds from the sale of pre-need funeral services, deposited in accordance with state and provincial trusting laws with various financial institutions, together with accrued earnings as at January 3, 2004.

    At March 27, 2004, the fair value of funeral trust investments classified as available-for-sale securities was based on quoted market prices. The carrying values of restricted cash and equivalents, and other investments approximate their fair values, due to their short-term to maturity. Funeral trust investments are evaluated for other-than-temporary impairment. Other-than-temporary impairment is required to be reflected in current earnings as a realized loss. It is possible that changes in interest rates, equity prices and other economic conditions in the near term could result in other-than-temporary impairment that could be significant to the Company.

    At January 4, 2004, the Company adopted FIN No. 46R. The transitional provisions do not require restatement of previously issued financial statements. Accordingly, the table below shows funeral trust investments at their fair values.

                                                              MARCH 27, 2004    JANUARY 4, 2004
                                                              ---------------   ----------------
                                                                         (unaudited)
Available-for-sale
  Fixed income securities...................................      $ 94,653          $ 84,092
  Equity securities.........................................        76,128            71,888
                                                                  --------          --------
Total available-for-sale....................................       170,781           155,980
Restricted cash and equivalents.............................       142,039           159,608
Other.......................................................        40,203            38,972
                                                                  --------          --------
Funeral trust investments...................................      $353,023          $354,560
                                                                  ========          ========

    Beginning January 4, 2004, earnings from the funeral trust investments, including realized gains and losses are recorded in other expense (income).

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 3.  PRE-NEED FUNERAL RECEIVABLES AND TRUST RECEIVABLES (CONTINUED)
    During the 12 weeks ended March 27, 2004, funeral trust available-for-sale securities with a cost of $4,862,000 were sold for proceeds of $5,009,000, resulting in $165,000 and $18,000 of realized gains and losses, respectively. The average cost method was used to determine the cost of funeral trust available-for-sale securities disposed of.

    Included in the fair value of funeral trust investments at March 27, 2004, are $7,727,000 (January 3, 2004--$5,870,000) and $102,000 (January 3,
2004--$351,000) of unrealized gains and losses, respectively.

    The Company has determined that unrealized losses in the funeral trust investments are not other-than-temporary, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The Company recommends to the trustee the mix of equities and fixed income securities in accordance with policies set by an investment committee comprised of members of senior management. The investment committee sets and modifies the mix of investments within the investment parameters set by various state and provincial regulators and with the assistance of independent professional financial advisors. The policy emphasizes a conservative approach while maintaining acceptable levels of income and capital appreciation. The Company's funeral trust investment unrealized losses and their duration as at March 27, 2004, are shown in the following table.

                                                                 GREATER THAN
                                     LESS THAN 12 MONTHS           12 MONTHS                 TOTAL
                                    ----------------------   ---------------------   ---------------------
                                      FAIR      UNREALIZED     FAIR     UNREALIZED     FAIR     UNREALIZED
                                      VALUE       LOSSES      VALUE       LOSSES      VALUE       LOSSES
                                    ---------   ----------   --------   ----------   --------   ----------
Available-for-sale
  Fixed income securities.........   $4,067        $89         $ 67         $ 4       $4,134       $ 93
  Equity securities...............    --          --             43           9           43          9
                                     ------        ---         ----         ---       ------       ----
Total temporarily impaired
  securities......................   $4,067        $89         $110         $13       $4,177       $102
                                     ======        ===         ====         ===       ======       ====

    Maturities of fixed income securities are estimated as follows:

                                                              MARCH 27, 2004
                                                              ---------------
Due in one year or less.....................................      $ 8,519
Due in one to five years....................................       26,503
Due in five to ten years....................................       12,305
Thereafter..................................................       47,326
                                                                  -------
                                                                  $94,653
                                                                  =======

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 4.  PRE-NEED CEMETERY RECEIVABLES AND TRUST INVESTMENTS

    The components of pre-need cemetery receivables and trust investments in the consolidated balance sheets are as follows:

                                                              MARCH 27, 2004    JANUARY 3, 2004
                                                              ---------------   ----------------
                                                                (unaudited)
Customer receivables........................................      $ 70,019          $ 74,154
Unearned finance income.....................................        (6,523)           (6,922)
Allowance for contract cancellations and refunds............       (18,469)          (18,537)
Cemetery merchandise and service trust investments..........       280,749           --
Amounts receivable from cemetery trusts.....................       --                265,867
                                                                  --------          --------
                                                                  $325,776          $314,562
                                                                  ========          ========

    Amounts receivable from cemetery trusts represent a portion of the proceeds from the sale of pre-need merchandise and services, deposited in accordance with state and provincial trusting laws with various financial institutions, together with accrued earnings as at January 3, 2004. The Company will recognize and generally receive these amounts when the merchandise is delivered or service is performed.

    For pre-need cemetery contract sales, other than sales of pre-need cemetery interment rights, which are recognized in accordance with the retail land sales provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," an allowance for cancellations and refunds is provided at the time of sale based on management's best estimates and is offset by an allowance against deferred pre-need funeral and cemetery revenue. For customer receivables, an allowance is provided at the time of the pre-need cemetery contract sale.

    At March 27, 2004, the fair value of cemetery merchandise and service trust investments classified as available-for-sale securities was based on quoted market prices. The carrying values of restricted cash and equivalents, and other investments approximate their fair values, due to their short-term to maturity. Cemetery trust investments are evaluated for other-than-temporary impairment. Other-than-temporary impairment is required to be reflected in current earnings as a realized loss. It is possible that changes in interest rates, equity prices and other economic conditions in the near term could result in other than temporary impairment that could be significant to the Company.

    At January 4, 2004, the Company adopted FIN No. 46R, the transitional provisions of which do not require restatement of previously issued financial statements. Accordingly, the table below shows cemetery merchandise and service trust investments at their fair values.

                                                              MARCH 27, 2004    JANUARY 4, 2004
                                                              ---------------   ----------------
                                                                         (unaudited)
Available-for-sale
  Fixed income securities...................................      $153,660          $153,022
  Equity securities.........................................       103,965            93,349
                                                                  --------          --------
Total available-for-sale....................................       257,625           246,371
Restricted cash and equivalents.............................        21,042            26,015
Other.......................................................         2,082             2,048
                                                                  --------          --------
Cemetery merchandise and service trust investments..........      $280,749          $274,434
                                                                  ========          ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 4. PRE-NEED CEMETERY RECEIVABLES AND TRUST INVESTMENTS (CONTINUED) Beginning January 4, 2004, earnings from the cemetery merchandise and service trust investments, including realized gains and losses are recorded in other expense (income).

    During the 12 weeks ended March 27, 2004, cemetery merchandise and service trust available-for-sale securities with a cost of $8,892,000 were sold for proceeds of $9,185,000, resulting in $305,000 and $12,000 of realized gains and losses, respectively. The average cost method was used to determine the cost of cemetery trust available-for-sale securities disposed of.

    Included in the fair value of cemetery merchandise and service trust investments at March 27, 2004, are $12,081,000 (January 3, 2004--$8,550,000) and
$27,000 (January 3, 2004--$434,000) of unrealized gains and losses, respectively.

    The Company has determined that unrealized losses in the cemetery merchandise and service trust investments are not other-than-temporary, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The Company recommends to the trustee the mix of equities and fixed income securities in accordance with policies set by an investment committee comprised of members of senior management. The investment committee sets and modifies the mix of investments within the investment parameters set by various state and provincial regulators and with the assistance of independent professional financial advisors. The policy emphasizes a conservative approach while maintaining acceptable levels of income and capital appreciation. The Company's cemetery merchandise and service trust investment unrealized losses and their duration as at March 27, 2004, are shown in the following table.

                                                                GREATER THAN
                                     LESS THAN 12 MONTHS          12 MONTHS                 TOTAL
                                    ---------------------   ---------------------   ---------------------
                                      FAIR     UNREALIZED     FAIR     UNREALIZED     FAIR     UNREALIZED
                                     VALUE       LOSSES      VALUE       LOSSES      VALUE       LOSSES
                                    --------   ----------   --------   ----------   --------   ----------
Available-for-sale
  Fixed income securities.........   $1,061        $23        $17          $1        $1,078        $24
  Equity securities...............    --         --            11           3            11          3
                                     ------        ---        ---          --        ------        ---
Total temporarily impaired
  securities......................   $1,061        $23        $28          $4        $1,089        $27
                                     ======        ===        ===          ==        ======        ===

    Maturities of fixed income securities are estimated as follows:

                                                              MARCH 27, 2004
                                                              ---------------
Due in one year or less.....................................      $ 13,829
Due in one to five years....................................        43,025
Due in five to ten years....................................        19,976
Thereafter..................................................        76,830
                                                                  --------
                                                                  $153,660
                                                                  ========

NOTE 5.  PERPETUAL CARE TRUSTS

    A portion of the proceeds from cemetery sales for interment rights is generally required by law to be paid into perpetual care trusts.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 5.  PERPETUAL CARE TRUSTS (CONTINUED)
    At January 4, 2004, the Company adopted FIN No. 46R, which requires the consolidation of perpetual care trusts. Previously, perpetual care trusts were not consolidated, as the principal in these perpetual care trusts cannot be withdrawn by the Company.

    At March 27, 2004, the fair value of perpetual care trust investments classified as available-for-sale securities were based on quoted market prices. The carrying values of restricted cash and equivalents, and other investments approximate their fair values, due to their short-term to maturity. Perpetual care trust investments are evaluated for other-than-temporary impairment. Other-than-temporary impairment is reflected as a reduction in perpetual care trust investments with an offsetting reduction in non-controlling interest in perpetual care trust. It is possible that changes in interest rates, equity prices and other economic conditions in the near term could result in other than temporary impairment that could be significant to the Company.

    The transitional provisions of FIN No. 46R do not require restatement of previously issued financial statements. Accordingly, the table below shows perpetual care trust investments at their fair values at March 27, 2004, with no comparative information.

Available-for-sale
  Fixed income securities...................................  $198,101
  Equity securities.........................................    26,033
                                                              --------
Total available-for-sale....................................   224,134
Restricted cash and equivalents.............................    12,771
Other.......................................................       693
                                                              --------
Perpetual care trust investments............................  $237,598
                                                              ========

    During the 12 weeks ended March 27, 2004, perpetual care trust available-for-sale securities with a cost of $9,879,000 were sold for proceeds of $10,035,000, resulting in $194,000 and $38,000 of realized gains and losses, respectively. The average cost method was used to determine the cost of perpetual care trust available-for-sale securities disposed of.

    Included in the fair value of cemetery perpetual care trust investments at March 27, 2004, are $5,046,000 and $490,000 of unrealized gains and losses, respectively.

    The Company has determined that unrealized losses in the perpetual care trust investments are not other-than-temporary, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The Company recommends to the trustee the mix of equities and fixed income securities in accordance with policies set by an investment committee comprised of members of senior management. The investment committee sets and modifies the mix of investments within the investment parameters set by various state and provincial regulators and with the assistance of independent professional financial advisors. The policy emphasizes a conservative approach while maintaining acceptable levels of income

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 5.  PERPETUAL CARE TRUSTS (CONTINUED)
and capital appreciation. The Company's perpetual care trust investment unrealized losses and their duration as at March 27, 2004, are shown in the following table.

                                                                GREATER THAN
                                     LESS THAN 12 MONTHS          12 MONTHS                 TOTAL
                                    ---------------------   ---------------------   ---------------------
                                      FAIR     UNREALIZED     FAIR     UNREALIZED     FAIR     UNREALIZED
                                     VALUE       LOSSES      VALUE       LOSSES      VALUE       LOSSES
                                    --------   ----------   --------   ----------   --------   ----------
Available-for-sale
  Fixed income securities.........  $19,508       $428        $320         $18      $19,828       $446
  Equity securities...............       16          2         207          42          223         44
                                    -------       ----        ----         ---      -------       ----
Total temporarily impaired
  securities......................  $19,524       $430        $527         $60      $20,051       $490
                                    =======       ====        ====         ===      =======       ====

    Maturities of fixed income securities are estimated as follows:

                                                             MARCH 27, 2004
                                                             ---------------
Due in one year or less....................................      $ 17,829
Due in one to five years...................................        55,468
Due in five to ten years...................................        25,753
Thereafter.................................................        99,051
                                                                 --------
                                                                 $198,101
                                                                 ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 6.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                      MARCH 27, 2004    JANUARY 3, 2004
                                                      ---------------   ----------------
                                                        (unaudited)
Revolving credit facility (a).......................     $     --           $     --
Senior secured term loan B due in 2008 (a)(b).......      241,874            245,891
Subordinated bridge loan due in 2005 (c)............       24,679                 --
12.25% Senior unsecured notes due in 2009 (d).......      330,000            330,000
12.25% Convertible subordinated notes due in
  2012 (e)..........................................           --             31,879
Promissory notes and capitalized obligations,
  certain of which are secured by assets of certain
  subsidiaries......................................       17,785             23,161
                                                         --------           --------
                                                          614,338            630,931
Less, current maturities of long-term debt..........       11,490             10,934
                                                         --------           --------
                                                         $602,848           $619,997
                                                         ========           ========

------------------------

(a) On September 17, 2003, the Company entered into a new $325,000,000 senior secured facility (the "Credit Agreement"), which was funded on September 29, 2003, and included a $275,000,000 term loan (the "Term Loan B") and a $50,000,000 revolving credit facility (the "Revolving
    Credit Facility") to replace its previous credit facility entered into on January 2, 2002. On January 23, 2004, the Company amended the Credit Agreement to (i) permit the repayment of the 12.25% convertible subordinated notes, due in 2012, (ii) permit the borrowing of up to $25,000,000 of additional term loans to redeem a portion of the Company's 12.25% Senior unsecured notes, due in 2009, or to repay the new subordinated bridge loan, due in 2005 (the "Bridge Loan") entered into on January 23, 2004, and
    (iii) reduce the applicable Term Loan B interest rate by 0.50% from LIBOR, plus 3.25% to LIBOR, plus 2.75%, or base rate, plus 2.25% to base rate, plus 1.75%. The Revolving Credit Facility includes $20,000,000 available in the form of letters of credit. The Revolving Credit Facility is intended to be used primarily to fund the Company's working capital needs. The Revolving Credit Facility bears interest at a rate per annum in accordance with graduated pricing based upon the Company's consolidated leverage ratio, and the Company has the option to elect an interest rate equal to either (i) a base rate (4.00% at March 27, 2004), plus 2.00% (based upon the Company's consolidated leverage ratio at March 27, 2004), or (ii) LIBOR (1.10% for the three-month LIBOR at March 27, 2004), plus 3.00% (based upon the Company's consolidated leverage ratio at March 27, 2004). An annual fee of 0.50% is charged on the unused portion of the Revolving Credit Facility. Material covenants in the Credit Agreement include a requirement to maintain a minimum interest coverage ratio and fixed charge coverage ratio, a requirement not to exceed a maximum leverage ratio, annual maximum on capital expenditures and cemetery development, and specified maximum amounts for capital lease obligations, unsecured indebtedness, acquisitions, certain investments, and sales of accounts receivable. Outstanding principal amounts and interest accrued and unpaid shall become immediately due and payable and further commitments by the lender to make loans shall be terminated upon the occurrence of events of default specified in the Credit Agreement. As of March 27, 2004, the Company was in compliance with all covenants and was not in breach of any provision of the Credit Agreement that would cause an event of default to occur. The Credit Agreement is secured by specified real property, and substantially all personal property of

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 6.  LONG-TERM DEBT (CONTINUED)
    Alderwoods Group and specified subsidiaries. The expiry date of the Credit Agreement is September 29, 2008.

    As of March 27, 2004, the amount available under the Revolving Credit Facility was $50,000,000, less $10,958,000 in outstanding letters of credit.

(b) The Company has the option to elect an interest rate equal to either (i) a base rate (4.00% at March 27, 2004), plus 1.75%, or (ii) LIBOR (1.10% for the three-month LIBOR at March 27, 2004), plus 2.75%. The weighted average rate of interest was 3.96% at March 27, 2004. The Term Loan B is repayable in quarterly installments (subject to reduction for optional prepayments) of $2,500,000 from January 3, 2004 to October 9, 2004, $3,750,000 from
    January 1, 2005 to October 8, 2005, and $5,000,000 from December 31, 2005 to June 14, 2008, with a lump sum payment of the then-outstanding amount on the maturity date. The Company has prepaid the required quarterly installments up to and including the second quarter of its 2005 fiscal year.

(c) The Bridge Loan expires on March 31, 2005, and carries an interest rate of, at the Company's option, (i) base rate (4.00% at March 27, 2004), plus 3.50% or (ii) LIBOR (1.10% for the three-month LIBOR at March 27, 2004), plus 4.50%. The weighted average rate of interest was 5.62% at March 27, 2004. The Bridge Loan was used to fully redeem and terminate the 12.25% Convertible subordinated notes, due in 2012.

(d) On January 2, 2002, the Company issued 12.25% Senior unsecured notes, due in 2009. Interest is payable semi-annually on March 15 and September 15. The notes are redeemable on and after January 2, 2005, at the option of the Company, in whole or in part, at a price equal to 106.25% of the stated principal amount if redeemed from January 2, 2005 to January 1, 2006, at a price equal to 103.125% of the stated principal amount if redeemed from January 2, 2006 to January 1, 2007 and at a price equal to 100% of the stated principal amount if redeemed on or after January 2, 2007, plus accrued and unpaid interest to (but not including) the applicable redemption date. On April 21, 2004, the Company repurchased the principal amount of $9,248,000 at a premium of $1,110,000, plus accrued interest.

(e) On January 23, 2004, the Company terminated its obligations under the 12.25% Convertible subordinated notes, due in 2012, which were fully redeemed, at par, on February 23, 2004. As a result, an unamortized premium of $7,200,000 is included as a reduction of interest expense for the 12 weeks ended
    March 27, 2004.

    The Credit Agreement, the Bridge Loan and the 12.25% Senior unsecured notes due in 2009, are guaranteed by substantially all of Alderwoods Group's wholly-owned U.S. subsidiaries, other than Alderwoods Group's insurance subsidiaries and other specified excluded subsidiaries. Alderwoods Group, the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several.

    In certain change of control situations, the Company is required to make an offer to purchase the then-outstanding 12.25% Senior unsecured notes due in 2009, at a price equal to 101% of their stated principal amount, plus in each case, accrued and unpaid interest to the applicable repurchase date.

    The Credit Agreement, the Bridge Loan and the indenture governing the 12.25% Senior unsecured notes due in 2009 prohibit the Company from consummating certain asset sales unless: (a) consideration at least equal to fair market value is received; and (b) except with respect to specified assets, not less than

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 6.  LONG-TERM DEBT (CONTINUED)
75% of the consideration for the asset sale is paid in cash or cash equivalents. Within 270 days of the receipt of net proceeds from any such asset sale, the Company has the discretion to apply such net proceeds at its option (or as otherwise required) to invest in operating assets (or to enter into definitive agreements for the reinvestment of such net proceeds that are consummated within 360 days following the receipt thereof) up to an additional $10,000,000 of such net proceeds in any fiscal year, but no more than $35,000,000 in the aggregate over the life of the Credit Agreement may be applied to make capital expenditures. To the extent the Company receives net proceeds from any such asset sale not applied in accordance with the immediately preceding sentence in excess of specified thresholds, the Company must make mandatory repayments under the Credit Agreement.

    Covenants in the Credit Agreement and the Bridge Loan prohibit the payment of cash dividends and restrict, and under specified circumstances prohibit, the payment of dividends by the Company. In addition, covenants in the indenture governing the 12.25% Senior unsecured notes due in 2009 restrict, and under specified circumstances prohibit, the payment of dividends by the Company.

NOTE 7.  LEGAL CONTINGENCIES

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

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 8.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to the statement of cash flows consist of the following:

                                                           12 WEEKS     12 WEEKS
                                                            ENDED        ENDED
                                                          MARCH 27,    MARCH 22,
                                                             2004         2003
                                                          ----------   ----------
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade...............................................   $  4,100     $  2,253
    Other...............................................     (1,706)      11,529
  Inventories...........................................       (500)          22
  Prepaid expenses......................................     (2,877)      (1,747)
  Pre-need funeral and cemetery contracts...............         --        6,251
  Cemetery property.....................................     (1,020)      (1,007)
  Other assets..........................................     (3,438)        (220)

Increase (decrease) in liabilities:
  Accounts payable and accrued liabilities..............    (27,310)     (22,210)
  Deferred pre-need funeral and cemetery revenue........      6,231        1,932
  Other liabilities.....................................      4,319         (263)
  Insurance policy liabilities..........................        381          802
  Other changes in non-cash balances....................     (7,955)      (3,239)
                                                           --------     --------
                                                           $(29,775)    $ (5,897)
                                                           ========     ========
Supplemental information:
  Interest paid.........................................   $ 17,246     $ 22,637
  Income taxes paid, net of refunds.....................        418          933
  Bad debt expense......................................        962        1,513

Non-cash investing and financing activities:
  Stock issued in connection with the settlement of
    certain unsecured claims............................        102          107
  Stock issued as compensation in lieu of cash..........         45           19
  Capital leases entered into...........................         --           20

  Restricted cash investing and financing activities:
    Purchases of funeral, cemetery, and perpetual care
      trust investments.................................     28,767           --
    Proceeds on disposition and maturities of funeral,
      and cemetery, and perpetual care trust
      investments.......................................     27,499           --
    Increase in non-controlling interests in funeral,
      cemetery and perpetual care trusts................      8,967           --

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 9.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts is as follows:

                                                          MARCH 27,    JANUARY 3,
                                                            2004          2004
                                                         -----------   -----------
                                                         (UNAUDITED)
Receivables, net of allowances:
  Customer receivables.................................   $ 60,609      $ 64,467
  Allowance for doubtful accounts......................    (10,327)       (9,970)
  Other................................................      5,791         4,069
                                                          --------      --------
                                                          $ 56,073      $ 58,566
                                                          ========      ========
Cemetery property:
  Developed land and lawn crypts.......................   $ 34,771      $ 34,934
  Undeveloped land.....................................     30,583        31,070
  Mausoleums...........................................     51,160        51,514
                                                          --------      --------
                                                          $116,514      $117,518
                                                          ========      ========
Property and equipment:
  Land.................................................   $171,559      $181,377
  Buildings and improvements...........................    354,138       355,097
  Automobiles..........................................     14,073        14,132
  Furniture, fixtures and equipment....................     46,916        45,805
  Computer hardware and software.......................     17,488        16,676
  Accumulated depreciation and amortization............    (62,408)      (56,072)
                                                          --------      --------
                                                          $541,766      $557,015
                                                          ========      ========
Other assets:
  Intangible assets....................................   $ 11,659      $ 10,912
  Notes receivable.....................................      2,563         2,503
  Other................................................     21,048        17,474
                                                          --------      --------
                                                          $ 35,270      $ 30,889
                                                          ========      ========
Accounts payable and accrued liabilities:
  Trade payables.......................................   $ 17,275      $ 22,008
  Interest.............................................      3,606        15,048
  Accrued liabilities..................................     47,591        59,564
  Accrued taxes........................................     46,404        46,031
  Other................................................     12,723        11,809
                                                          --------      --------
                                                          $127,599      $154,460
                                                          ========      ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 9.  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

                                                          MARCH 27,    JANUARY 3,
                                                            2004          2004
                                                         -----------   -----------
                                                         (UNAUDITED)
Other liabilities:
  Notes payable........................................   $ 10,366      $  9,763
  Other................................................      8,834         5,697
                                                          --------      --------
                                                          $ 19,200      $ 15,460
                                                          ========      ========

                                                   12 WEEKS ENDED     12 WEEKS ENDED
                                                   MARCH 27, 2004     MARCH 22, 2003
                                                  ----------------   ----------------
Other expense (income), net:
  For funeral, cemetery and perpetual care trust
    investments:
    Realized gains..............................      $   (664)            $ --
    Realized losses.............................            68               --
    Interest and dividend income................        (9,829)              --
    Trust investment expenses and
      income taxes..............................         1,102               --
  Interest expense related to non-controlling
    interest in funeral and cemetery trusts.....         6,792               --
  Non-controlling interest in perpetual care
    trusts......................................         2,531               --
  (Gain) loss on disposal of business assets....        (1,086)              --
  Other.........................................           (12)             298
                                                      --------             ----
                                                      $ (1,098)            $298
                                                      ========             ====

NOTE 10.  SEGMENT REPORTING

    The Company's reportable segments are comprised of the three businesses it operates, each of which offers different products and services: funeral homes, cemeteries and insurance. There has been no change in the basis of this segmentation, accounting policies of the segments, except for the accounting change and reclassifications described in Note 2, or the basis of measurement of segment profit or loss from that disclosed in the Company's Annual Report on Form 10-K for the 53 weeks ended January 3, 2004, as filed with the SEC.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 10.  SEGMENT REPORTING (CONTINUED)
    The Company sells primarily to external customers, though any intersegment sales or transfers occur at market price. The Company evaluates performance based on income from operations of the respective businesses.

FOR THE 12 WEEKS ENDED:                   FUNERAL     CEMETERY   INSURANCE    OTHER     CONSOLIDATED
-----------------------                  ----------   --------   ---------   --------   ------------
Revenue earned from external sales:
  March 27, 2004.......................  $  124,062   $ 36,700   $ 18,405    $     --    $  179,167
  March 22, 2003.......................  $  121,471   $ 33,736   $ 12,291    $     --    $  167,498

Earnings from operations:
  March 27, 2004.......................  $   28,042   $  5,262   $    901    $(11,698)   $   22,507
  March 22, 2003.......................  $   28,214   $  2,975   $    589    $ (7,223)   $   24,555

Depreciation and amortization:
  March 27, 2004.......................  $    5,594   $  2,935   $     46    $    707    $    9,282
  March 22, 2003.......................  $    5,524   $  2,589   $      5    $    476    $    8,594

Total assets at:
  March 27, 2004 (unaudited)...........  $1,213,143   $936,204   $500,738    $ 81,148    $2,731,233
  January 3, 2004......................  $1,218,171   $669,160   $481,622    $ 84,050    $2,453,003

Goodwill at:
  March 27, 2004 (unaudited)...........  $  321,387   $     --   $     --    $     --    $  321,387
  January 3, 2004......................  $  321,400   $     --   $     --    $     --    $  321,400

    The following table reconciles earnings from operations of reportable segments to total earnings and identifies the components of "Other" segment earnings from operations:

                                                         12 WEEKS     12 WEEKS
                                                          ENDED        ENDED
                                                        MARCH 27,    MARCH 22,
                                                           2004         2003
                                                        ----------   ----------
Earnings from operations of funeral, cemetery and
  insurance segments..................................   $ 34,205     $31,778
Other expenses of operations:
  General and administrative expenses.................    (11,698)     (7,223)
                                                         --------     -------
Total earnings from operations........................   $ 22,507     $24,555
                                                         ========     =======

NOTE 11.  PROVISION FOR ASSET IMPAIRMENT

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

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 11.  PROVISION FOR ASSET IMPAIRMENT (CONTINUED)
    Previously, the Company designated certain parcels of surplus real estate as held for sale, as they do not meet the Company's future geographic and strategic objectives. During the 12 weeks ended March 27, 2004, the Company determined that the carrying amounts of certain parcels of the surplus real estate now exceeded the fair market value, less estimated cost to sell. Accordingly, the Company has recorded a long-lived asset impairment provision of $612,000 for the 12 weeks ended March 27, 2004 (2003 -- $83,000).

    The fair market value was determined by specific offer or bid, or an estimate based on comparable recent sales transactions. The asset impairment provisions include management estimates. As a result, actual results could differ significantly from these estimates.

NOTE 12.  DISCONTINUED OPERATIONS OF ASSETS HELD FOR SALE

    Over the previous two fiscal years, the Company engaged in a strategic market rationalization assessment to dispose of cemetery and funeral operating locations that did not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land. The Company believes this program is substantially complete. The Company will on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit in the Company's strategy. Once a property is added to the disposal list, the Company expects to receive a firm purchase commitment within one year.

    As at March 27, 2004, the Company had 60 funeral, 61 cemetery and four combination locations in North America for disposal. The life insurance operations held for sale also remained for sale.

    The Company has classified all the locations identified for disposal as assets held for sale in the consolidated balance sheets and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition as income from discontinued operations. The Company has also reclassified the prior fiscal periods to reflect any comparative amounts on a similar basis.

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

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 12.  DISCONTINUED OPERATIONS OF ASSETS HELD FOR SALE (CONTINUED)
    The operating results of discontinued operations are summarized in the following table.

                                                12 WEEKS ENDED    12 WEEKS ENDED
                                                MARCH 27, 2004    MARCH 22, 2003
                                                ---------------   ---------------
Revenue
  Funeral.....................................     $  4,733           $ 9,480
  Cemetery....................................        4,182             5,964
  Insurance...................................       13,398            12,514
                                                   --------           -------
                                                   $ 22,313           $27,958
                                                   ========           =======
Gross margin
  Funeral.....................................     $    531           $   819
  Cemetery....................................          (21)             (723)
  Insurance...................................        2,806             2,512
                                                   --------           -------
                                                      3,316             2,608
Long-lived asset impairment on assets
  identified as held for sale.................      (12,987)           (9,387)
Other income (expense), net...................           56                --
                                                   --------           -------
Loss from discontinued operations,
  before tax..................................       (9,615)           (6,779)
                                                   ========           =======
Depreciation and amortization included in
  gross margin of discontinued operations.....     $    199           $ 1,234
                                                   ========           =======

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 12. DISCONTINUED OPERATIONS OF ASSETS HELD FOR SALE (CONTINUED) Details of assets held for sale at March 27, 2004, are as follows:

                                                      FUNERAL    CEMETERY   INSURANCE    TOTAL
                                                      --------   --------   ---------   --------
Assets held for sale
  Current assets....................................  $  2,720   $  1,760   $  2,693    $  7,173
  Pre-need receivables and trust investments........    18,695     60,843         --      79,538
  Cemetery property.................................        --     21,218         --      21,218
  Property and equipment............................    29,923      9,554        958      40,435
  Insurance invested assets.........................        --         --    251,325     251,325
  Goodwill..........................................     5,343         --         --       5,343
  Cemetery perpetual care trust investments.........        --     28,164         --      28,164
  Other assets......................................   (18,018)   (13,203)    21,743      (9,478)
                                                      --------   --------   --------    --------
                                                      $ 38,663   $108,336   $276,719    $423,718
                                                      ========   ========   ========    ========
Liabilities associated with assets held for sale
  Current liabilities...............................  $    393   $    639   $  2,969    $  4,001
  Non-controlling interest in funeral and cemetery
    trusts..........................................    16,829     55,608         --      72,437
  Insurance policy liabilities......................        --         --    204,597     204,597
  Other liabilities.................................    (2,135)     8,363         --       6,228
                                                      --------   --------   --------    --------
                                                      $ 15,087   $ 64,610   $207,566    $287,263
                                                      ========   ========   ========    ========

Non-controlling interest in perpetual care trusts...  $     --   $ 28,087   $     --    $ 28,087
                                                      ========   ========   ========    ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 12. DISCONTINUED OPERATIONS OF ASSETS HELD FOR SALE (CONTINUED) Details of assets held for sale at January 3, 2004, are as follows:

                                                       FUNERAL    CEMETERY   INSURANCE    TOTAL
                                                       --------   --------   ---------   --------
Assets held for sale
  Current assets.....................................  $ 3,019    $  2,555   $  3,033    $  8,607
  Pre-need contracts.................................   19,574      62,476         --      82,050
  Cemetery property..................................       --      23,960         --      23,960
  Property and equipment.............................   33,028      10,639        957      44,624
  Insurance invested assets..........................       --          --    242,917     242,917
  Goodwill...........................................    5,678          --         --       5,678
  Other assets.......................................   (8,600)    (14,346)    23,524         578
                                                       -------    --------   --------    --------
                                                       $52,699    $ 85,284   $270,431    $408,414
                                                       =======    ========   ========    ========
Liabilities associated with assets held for sale
  Current liabilities................................  $   725    $    713   $  2,509    $  3,947
  Deferred pre-need contract revenue.................   15,381      64,649         --      80,030
  Insurance policy liabilities.......................       --          --    203,766     203,766
  Other liabilities..................................      280       4,404         --       4,684
                                                       -------    --------   --------    --------
                                                       $16,386    $ 69,766   $206,275    $292,427
                                                       =======    ========   ========    ========

NOTE 13.  EARNINGS PER SHARE

    The basic and diluted earnings per share computations for net income were as follows:

                                                         12 WEEKS     12 WEEKS
                                                          ENDED        ENDED
                                                        MARCH 27,    MARCH 22,
                                                           2004         2003
                                                        ----------   ----------
Income (numerator):
Net income attributable to Common stockholders........   $ 4,837      $ 6,700
                                                         =======      =======
Shares (denominator):
  Basic weighted average number of shares of Common
    stock outstanding (thousands).....................    39,990       39,955
  Effect of stock options assumed exercised...........       663           --
                                                         -------      -------
Diluted weighted average number of shares of Common
  stock outstanding (thousands).......................    40,653       39,955
                                                         =======      =======

    For the 12 weeks ended March 27, 2004, 1,849,000 employee and director stock options were dilutive to earnings and are included in the calculation of diluted earnings per share. Employee and director stock options to purchase 2,400,000 shares of Common stock were not included in the computation of diluted earnings per share, because they were anti-dilutive.

NOTE 14.  SUBSEQUENT EVENT

    On April 21, 2004, the Company repurchased the principal amount of $9,248,000 of the 12.25% Senior unsecured notes, due in 2009, at a premium of $1,110,000, plus accrued interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Alderwoods Group, Inc. ("Alderwoods Group" and, together with its sudsidiaries unless the context otherwise requires, the "Company") is the second largest operator of funeral homes and cemeteries in North America. As of March 27, 2004, the Company operated 721 funeral homes, 138 cemeteries and 61 combination funeral homes and cemeteries throughout North America.

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

CRITICAL ACCOUNTING POLICIES

    Accounting policies that the Company believes are both most important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgments are described under
Item 7. "-- Management's Discussion and Analysis of Financial Condition and Results of Operations" in Alderwoods Group's Annual Report on Form 10-K for the 53 weeks ended January 3, 2004, as filed with the U.S. Securities and Exchange Commission ("SEC").

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

RESULTS OF OPERATIONS

    Detailed below are the operating results of the Company for the 12 weeks ended March 27, 2004, and the 12 weeks ended March 22, 2003. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of revenue.

    The following provides a detailed discussion of continuing operations, which consist of those business operations the Company owned and operated both for the entire current and prior fiscal quarters and that the Company plans to retain, and those business operations that have been opened during either the current or prior fiscal quarters and that the Company plans to retain. Discontinued operations consist of those business operations that have been sold or closed during either the current or prior fiscal quarters and the business operations that are currently being offered for sale.

    The operations of the Company comprise three business segments: funeral homes, cemeteries and insurance. Additional segment information is provided in
Note 10 of the Company's interim consolidated financial statements included in
Item 1 of this Quarterly Report on Form 10-Q.

12 WEEKS ENDED MARCH 27, 2004 COMPARED TO 12 WEEKS ENDED MARCH 22, 2003

                                                                  ALDERWOODS GROUP
                                      -------------------------------------------------------------------------
                                       12 WEEKS ENDED     12 WEEKS ENDED     12 WEEKS ENDED     12 WEEKS ENDED
                                       MARCH 27, 2004     MARCH 22, 2003     MARCH 27, 2004     MARCH 22, 2003
                                      ----------------   ----------------   ----------------   ----------------
                                       (IN MILLIONS)      (IN MILLIONS)      (PERCENTAGES)      (PERCENTAGES)
Revenue
  Funeral...........................       $124.1             $121.5               69.2               72.5
  Cemetery..........................         36.7               33.7               20.5               20.1
  Insurance.........................         18.4               12.3               10.3                7.4
                                           ------             ------              -----              -----
    Total...........................       $179.2             $167.5              100.0              100.0
                                           ------             ------              -----              -----
Gross margin
  Funeral...........................       $ 28.9             $ 28.2               23.3               23.2
  Cemetery..........................          5.0                3.1               13.7                9.1
  Insurance.........................          0.9                0.6                4.9                4.8
                                           ------             ------              -----              -----
    Total...........................         34.8               31.9               19.4               19.0
                                           ------             ------              -----              -----
Expenses
  General and administrative........         11.7                7.2                6.5                4.3
  Provision for asset impairment....          0.6                0.1                0.3                 --
                                           ------             ------              -----              -----
Income from operations..............         22.5               24.6               12.6               14.7
Interest on long-term debt..........          6.2               18.9                3.5               11.3
Other expenses (income), net........         (1.1)               0.3               (0.6)               0.2
                                           ------             ------              -----              -----
Income before income taxes..........         17.4                5.4                9.7                3.2
Income taxes........................          6.0               (9.1)               3.4               (5.4)
                                           ------             ------              -----              -----
Net income from continuing
  operations........................         11.4               14.5                6.3                8.6
Income (loss) from discontinued
  operations, net of tax............         (6.5)              (7.8)              (3.6)              (4.6)
                                           ------             ------              -----              -----
Net income..........................       $  4.9             $  6.7                2.7                4.0
                                           ======             ======              =====              =====

    Other information for the 12 weeks ended March 27, 2004, and 12 weeks ended March 22, 2003, is summarized in the following table.

CONTINUING OPERATIONS:                      MARCH 27, 2004    MARCH 22, 2003      INCREASE (DECREASE)
----------------------                      ---------------   ---------------   ------------------------
                                                                                (AMOUNT)   (PERCENTAGES)
FUNERAL -- OTHER INFORMATION
Number of funeral services performed......       31,102             31,395         (293)        (0.9)

Average revenue per funeral service.......     $  3,989           $  3,869       $  120          3.1

Pre-need funeral contracts written (in
  millions)...............................     $   40.9           $   39.3          1.6          4.3

Pre-need funeral conversion
  (percentages)...........................           27                 26            1           --

CEMETERY -- OTHER INFORMATION
Pre-need cemetery contracts written (in
  millions)...............................     $   18.2           $   15.8          2.4         15.2

Number of cemetery interments.............       12,227             11,481          746          6.5

CONTINUING OPERATIONS

    As there have been no material acquisitions or construction of new locations in 2004 and 2003, results from continuing operations reflect those of "same site" locations.

    Consolidated revenue of $179.2 million for the 12 weeks ended March 27, 2004, increased by $11.7 million, or 7.0%, compared to $167.5 million for the corresponding period in 2003, primarily as a result of increases in all business segment revenues. Consolidated gross margin as a percentage of revenue increased to 19.4% for the 12 weeks ended March 27, 2004, from 19.0% for the corresponding period in 2003. The percentage increase in gross margin is attributed to the increases in all business segment gross margins.

    Funeral revenue of $124.1 million for the 12 weeks ended March 27, 2004, increased by $2.6 million, compared to $121.5 million for the corresponding period in 2003, primarily as a result of an increase of $120, or 3.1%, in average revenue per funeral service performed, and a 13.2% increase in cremation revenue, partially offset by a decrease of 293, or 0.9%, in the number of funeral services performed. The increase in average revenue per funeral service performed was achieved through adjusting the pricing and mix of merchandise and services offered to customers that were designed to both meet customers' needs and increase revenues.

    The number of cremation services performed as a percentage of total services performed increased to 35% for the 12 weeks ended March 27, 2004, compared to 34% for the corresponding period in 2003. The Company believes that the increase in cremation revenue and the number of cremation services performed are due to the increasing customer preference for cremation services, as well as the Company's efforts to offer customers a larger variety of cremation services and products. The number of cremation services performed may impact funeral revenue, as the average revenue per cremation service is typically lower than the average revenue for traditional funeral services.

    Funeral gross margin as a percentage of revenue increased slightly to 23.3% for the 12 weeks ended March 27, 2004, compared to 23.2% for the corresponding period in 2003. The slight increase in gross margin was primarily due to the increase in funeral revenue and decrease in selling expenses, partially offset by increases in cost of goods sold, benefits, insurance, wages, and facilities costs. Due to the fixed nature of funeral costs over the short term, the Company believes that the amount of funeral revenue can be increased without incurring significantly higher funeral costs, which could favorably impact funeral gross margins.

    Pre-need funeral contracts written for the 12 weeks ended March 27, 2004, were $40.9 million, compared to $39.3 million for the corresponding period in 2003. The Company is continuing its program to increase pre-need sales. For the 12 weeks ended March 27, 2004, 27% of funeral volume was derived from backlog, compared to 26% for the corresponding period in 2003. The Company manages the cash impact of its pre-need funeral sales program primarily by offsetting direct costs, including commissions paid to counselors, with either general agency commissions received from third party and related insurance companies or amounts not required to be trusted. In addition, pre-need funeral sales build the foundation for future funeral revenue and are expected to generate positive cash flow when the funeral service is performed.

    Cemetery revenue of $36.7 million for the 12 weeks ended March 27, 2004, was $3.0 million, or 8.8%, higher than cemetery revenue for the corresponding period in 2003, primarily as a result of higher recognition of pre-need space and merchandise revenue, and at-need space and merchandise sales at the higher end of the product range.

    Cemetery gross margin as a percentage of revenue increased to 13.7% for the 12 weeks ended March 27, 2004, compared to 9.1% for the corresponding period in 2003, primarily as a result of the increase in cemetery revenue being at a higher rate than that of the cost increase. The Company's ongoing initiative to improve operational efficiencies contributed to the containment of cost increases.

    Pre-need cemetery contracts written for the 12 weeks ended March 27, 2004, were $18.2 million, $2.4 million higher than for the corresponding period in 2003. The increase in pre-need cemetery contracts written was primarily due to the Company's continuing program to increase pre-need sales. For the 12 weeks ended March 27, 2004, 67% of interments were at-need and 33% were pre-need fulfillments. Pre-need cemetery sales may initially decrease cash flows if the amount of cash initially collected is insufficient to cover the amount required to be trusted, and sales commissions and other direct costs paid out. However, this cash flow impact is not expected to be significant, as the Company sets minimum down payments, maximum terms and sales commission rates to maximize cash flow. Generally over time, pre-need cemetery sales generate positive cash flow and build the foundation for future cemetery revenue.

    Insurance revenue for the 12 weeks ended March 27, 2004, increased
$6.1 million, or 49.7%, compared to the corresponding period in 2003, primarily due to increases in premium and investment income. Insurance premiums are dependent on insurance production, as increases in insurance production generate increased insurance premiums over time. Insurance production, which represents the insurance segment's participation in the Company's pre-need funeral contracts for the 12 weeks ended March 27, 2004, was $24.1 million compared to $16.2 million for corresponding period in 2003. Insurance gross margin as a percentage of revenue increased slightly to 4.9% for the 12 weeks ended
March 27, 2004, compared to 4.8% for the corresponding period in 2003, primarily due to the revenue increase being at a rate higher than that of the cost increase. The Company expects the insurance gross margin percentage to grow modestly over the near term.

    Interest expense on long-term debt for the 12 weeks ended March 27, 2004, was $6.2 million, a decrease of $12.7 million compared to the corresponding period in 2003, reflecting the effect of lower effective interest rates and debt repayments made by the Company during 2002, 2003, and during the 12 weeks ended March 27, 2004. In addition, an unamortized premium of $7.2 million was credited to interest expense for the 12 weeks ended March 27, 2004, as a result of the early retirement of the 12.25% Convertible subordinated notes, due in 2012. As a result of the debt reduction and lower rates of interest on the Company's remaining debt, the Company expects interest expense in 2004 to decline compared to 2003.

    General and administrative expenses for the Company for the 12 weeks ended March 27, 2004, were $11.7 million, or 6.5% of consolidated revenue, compared to $7.2 million, or 4.3% of consolidated revenue for the corresponding period in 2003. During the 12 weeks ended March 22, 2003, general and administrative expenses were reduced by $5.0 million, as a result of a legal claim settlement.

    Income tax expense for the 12 weeks ended March 27, 2004, was $6.0 million compared to income tax benefit of $9.1 million for the corresponding period in 2003. The effective rate of tax was 34.6% for the 12 weeks ended March 27, 2004, compared to the effective rate of benefit of 168.9% for the 12 weeks ended
March 22, 2003. For the 12 weeks ended March 27, 2004, the effective tax rate varied from the statutory tax rate, as a result of the favorable settlement of an income tax audit of $0.5 million and the impact of state and foreign income taxes. For the 12 weeks ended March 22, 2003, the effective income tax rate varied from the statutory rate, primarily because of a $9.7 million favorable settlement of a federal income tax audit, and the effect of losses from discontinued operations more than offsetting income from continuing operations. Future income and losses may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at March 27, 2004. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease reflecting realization of the benefits of tax assets that had a corresponding valuation allowance established on January 2, 2002, would be treated as a reduction of goodwill established on January 2, 2002, with any excess over the value assigned to such goodwill recognized as a capital transaction.

    Previously, the Company designated certain parcels of surplus real estate as probable for sale, because these parcels do not meet the Company's future geographic and strategic objectives. During the 12 weeks ended March 27, 2004, the Company determined that the carrying amounts of certain of these parcels of the surplus real estate exceeded the fair market value, less estimated costs to sell. Accordingly, the Company recorded a long-lived asset impairment provision of $0.6 million for the 12 weeks ended March 27, 2004. The Company recorded a $1.1 million gain on sale on the disposition of surplus real estate for the 12 weeks ended March 27, 2004. As at March 27, 2004, the carrying value of real estate held in continuing operations as probable for sale was $19.3 million.

    At December 31, 2001, the Company had accrued $57.1 million of reorganization costs related to costs incurred during the predecessor company's reorganization, as well as costs incurred in connection with the actual emergence and various related activities. As at March 27, 2004, the balance of $12.8 million of reorganization costs, primarily consisting of accruals for a trustee fee dispute and legal fee reimbursements, has been included in accounts payable and accrued liabilities.

DISCONTINUED OPERATIONS

    Over the previous two fiscal years, the Company engaged in a strategic market rationalization assessment to dispose of cemetery and funeral operating locations that did not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land. The Company believes that the identification of business operations for disposal is substantially complete. The Company will now focus on selling the business operations identified for disposal and, on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit in the Company's strategy. Once a property is added to the disposal list, the Company expects to receive a firm purchase commitment within one year.

    The Company continues to move forward with its divestiture program. During the 12 weeks ended March 27, 2004, the Company reduced its estimated expected proceeds on the assets held for sale based upon recently received bids. As a result, the Company recorded a $13.0 million long-lived asset impairment provision within discontinued operations for the 12 weeks ended
March 27, 2004.

    As at March 27, 2004, the Company had 60 funeral, 61 cemetery and four combination locations in North America for disposal. The life insurance operations held for sale also remained for sale.

    The Company has classified all the locations identified for disposal as assets held for sale in the consolidated balance sheets and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition as income from discontinued operations. The Company has also reclassified the prior fiscal periods to reflect any comparative amounts on a similar basis.

    During the 12 weeks ended March 27, 2004, the Company closed three funeral locations and sold five funeral and 11 cemetery locations for gross proceeds of $2.3 million.

COMPARABILITY OF BALANCE SHEET INFORMATION

    The Company has reclassified amounts receivable from third-party insurance receivables with an equal and offsetting amount of deferred pre-need funeral contract revenue. Accordingly, set forth below is the effect of this reclassification on total assets for the Company as of January 3, 2004, December 28, 2002, and December 31, 2001. The predecessor company did not include amounts receivable from third-party insurance companies in its consolidated balance sheets.

                                                                       ALDERWOODS GROUP
                                                           ----------------------------------------
                                                             AS OF         AS OF          AS OF
                                                           JANUARY 3,   DECEMBER 28,   DECEMBER 31,
                                                              2004          2002           2001
                                                           ----------   ------------   ------------
                                                                        (IN THOUSANDS)
Total assets, previously stated..........................  $3,115,437    $3,200,766     $3,503,103
Reclassification of amounts receivable from third-party
  insurance companies....................................    (662,434)     (616,426)      (628,987)
                                                           ----------    ----------     ----------
Total assets, after reclassification.....................  $2,453,003    $2,584,340     $2,874,116
                                                           ----------    ----------     ----------

PRE-NEED FUNERAL AND CEMETERY BACKLOG FOR CONTINUING OPERATIONS

    The Company's backlog represents pre-need funeral and cemetery arrangements with customers. These arrangements are subject to trust or insurance funding requirements. The activities in the Company's funeral backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

                                                              12 WEEKS ENDED     12 WEEKS ENDED
                                                              MARCH 27, 2004     MARCH 22, 2003
                                                              ---------------   ----------------
                                                                        (IN THOUSANDS)
Funeral backlog:
  Beginning balance.........................................    $1,210,652         $1,134,212
  Sales, net of cancellations...............................        32,038             33,564
  Maturities................................................       (33,995)           (29,238)
  Net increase in insurance benefits and earnings realized
    on funeral trust balances...............................         7,928              9,032
  Change in cancellation reserve............................          (831)            (1,662)
  Dispositions and other....................................        15,869              2,940
                                                                ----------         ----------
  Ending balance............................................    $1,231,661         $1,148,848
                                                                ==========         ==========
Trust funded................................................    $  361,307         $  358,737
Third party insurance companies.............................       653,857            635,313
Subsidiary insurance companies..............................       216,497            154,798
                                                                ----------         ----------
                                                                $1,231,661         $1,148,848
                                                                ==========         ==========

    The activities in the Company's cemetery backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

                                                              12 WEEKS ENDED     12 WEEKS ENDED
                                                              MARCH 27, 2004     MARCH 22, 2003
                                                              ---------------   ----------------
                                                                        (IN THOUSANDS)
Cemetery backlog:
  Beginning balance.........................................     $260,659           $249,051
  Sales, net of cancellations...............................       16,901             15,492
  Maturities................................................      (17,044)           (15,256)
  Earnings realized on cemetery trust balances..............          795                  3
  Change in cancellation reserve............................          293             (1,140)
                                                                 --------           --------
  Ending balance............................................     $261,604           $248,150
                                                                 ========           ========

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

    The Company derives the majority of its cash from at-need funeral and cemetery revenue. Cash flow is also impacted by the funeral and cemetery pre-need activities. Pre-need funeral and cemetery activities are discussed in detail in Item 1. "Business" in Alderwoods Group's Annual Report on Form 10-K for the 53 weeks ended January 3, 2004, as filed with the SEC, and Notes 3 and 4 to the Company's interim consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

    Net cash from operating activities was $5.1 million for the 12 weeks ended March 27, 2004, compared to $23.0 million for the corresponding period in 2003. The decrease is primarily due to the decrease of $8.0 million in withdrawals of excess funds from funeral and cemetery trusts. The initiative to withdraw excess trust funds was substantially completed in 2003, and the Company does not expect further excess trust funds to be significant. In addition, for the 12 weeks ended March 22, 2003, there was a $7.5 million cash receipt of a legal claim settlement.

    The Company's insurance subsidiaries are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company and its other subsidiaries. Dividends, of which none were declared for the 12 weeks ended March 27, 2004, are distributable after regulatory approval is obtained. The cash inflows from operations of the insurance subsidiaries are primarily generated from insurance premiums, all of which are invested in insurance invested assets.

    Net cash used by investing activities was $1.7 million for the 12 weeks ended March 27, 2004, compared to $4.4 million for the corresponding period in 2003. There was an increase in the net purchase of insurance invested assets, which consist of fixed income investments. Proceeds on disposition of assets and investments, primarily consisting of surplus real estate, increased by $7.2 million for the 12 weeks ended March 27, 2004, compared to the corresponding period in 2003. The Company has entered into an agreement to purchase a building to replace an administration office that is currently leased. The total capital expenditure for this building during 2004, including renovation costs, is expected to be $4.4 million, which will increase annual depreciation expense by approximately $0.2 million and reduce annual lease expense by approximately $0.3 million.

    Net cash used by financing activities was $9.3 million for the 12 weeks ended March 27, 2004, compared to $11.3 million for the corresponding period in 2003. The decrease was primarily due to the higher net repayment of debt during the corresponding period in 2003.

    The net decrease in cash from discontinued operations was $0.3 million for the 12 weeks ended March 27, 2004, due to cash from operations of $0.7 million, offset by cash used by investing activities of $0.8 million, and cash used by financing activities of $0.1 million. The Company expects net proceeds of approximately $85.0 million from the sale of its discontinued operations during 2004, the majority of which it expects to use to reduce debt.

    As of March 27, 2004, the Company's cash balance was $35.4 million and the amount available under the Credit Agreement's $50.0 million revolving credit facility was $50.0 million, less $11.0 million in outstanding letters of credit. The Company's debt repayment obligation over the next 12 months is $11.8 million and aggregates $612.8 million over the next five years. The Company believes that the Revolving Credit Facility (as defined below), together with existing cash, cash flow from operations and expected cash proceeds from the sale of discontinued operations, will be sufficient to meet the Company's anticipated capital expenditures, working capital requirements and debt repayment obligations in the near and intermediate term.

LONG-TERM INDEBTEDNESS

    The change in the Company's carrying amounts of long-term indebtedness is as follows:

                                                           LONG-TERM                           LONG-TERM
                                                         INDEBTEDNESS                         INDEBTEDNESS
                                                        CARRYING VALUE      NET INCREASE     CARRYING VALUE
ISSUE                                                   JANUARY 3, 2004      (DECREASE)      MARCH 27, 2004
-----                                                  -----------------   --------------   ----------------
                                                         (IN MILLIONS)     (IN MILLIONS)     (IN MILLIONS)
Senior secured Term Loan B due in 2008 (a)...........       $245.9             $ (4.0)           $241.9
Subordinated bridge loan due in 2005 (a) (b).........           --               24.7              24.7
12.25% Senior unsecured notes due in 2009............        330.0                 --             330.0
12.25% Convertible subordinated notes due in
  2012 (b)...........................................         31.9              (31.9)               --
Promissory notes and capitalized obligations (c).....         23.1               (5.3)             17.8
                                                            ------             ------            ------
  Carrying amounts...................................       $630.9             $(16.5)           $614.4
                                                            ======             ======            ======

------------------------

(a) On September 17, 2003, the Company entered into a new $325.0 million senior secured facility (the "Credit Agreement"), which was funded on September 29, 2003, and included a $275.0 million term loan (the "Term Loan B") and a $50.0 million revolving credit facility (the "Revolving Credit Facility") to replace its previous credit facility entered into on January 2, 2002. The Revolving Credit Facility includes $20.0 million available in the form of letters of credit. On January 23, 2004, the Company amended the Credit Agreement to permit (i) the repayment of the 12.25% Convertible subordinated notes, due in 2012, (ii) the borrowing of up to $25.0 million of additional term loans to redeem a portion of the Company's 12.25% Senior unsecured notes, due in 2009, or to repay the new subordinated bridge loan, due in 2005 (the "Bridge Loan") entered into on January 23, 2004, and (iii) reduce the applicable Term Loan B interest rate by 0.50% from LIBOR, plus 3.25% to LIBOR, plus 2.75%, or base rate, plus 2.25% to base rate, plus 1.75%. The Company repaid $4.0 million of the Term Loan B during the 12 weeks ended March 27, 2004.

(b) The Bridge Loan was used to fully redeem all outstanding principal amounts and accrued interest under the 12.25% Convertible subordinated notes due in 2012.

(c) The change represents the net amount of repayments, increases in debt, foreign exchange and other adjustments.

    On April 21, 2004, the Company repurchased the principal amount of $9.2 million of the 12.25% Senior unsecured notes, due in 2009, at a premium of $1.1 million, plus accrued interest.

    The Credit Agreement, the Bridge Loan, and the 12.25% Senior unsecured notes due in 2009 (the "Seven-Year Unsecured Notes") are guaranteed by substantially all of the Company's wholly-owned U.S. subsidiaries, other than the Company's insurance subsidiaries and certain other excluded subsidiaries. Alderwoods Group, Inc., the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several.

    Financial covenants under the Credit Agreement require the Company to maintain a minimum interest coverage ratio and fixed charge coverage ratio, and not to exceed a maximum leverage ratio. As at March 27, 2004, the Company met all of the financial covenants required by the Credit Agreement.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following table details the Company's contractual obligations of continuing and discontinued operations as of March 27, 2004. Significant changes to long-term debt are discussed above under "Long-Term Indebtedness."

                                                                       PAYMENTS DUE BY PERIOD
                                                   ---------------------------------------------------------------
                                                                                                         MORE THAN
CONTRACTUAL OBLIGATIONS                  TOTAL     LESS THAN 1 YEAR     1 - 3 YEARS      3 - 5 YEARS      5 YEARS
-----------------------                 --------   -----------------   --------------   --------------   ---------
                                                                      (IN THOUSANDS)
Long-term debt (a)....................  $596,553        $ 3,472            $59,398         $533,683       $   --
Promissory notes and capitalized
  obligations (a) (b).................    18,250          8,292              5,205            2,754        1,999
Operating leases (c)..................    33,370         10,884             10,720            4,723        7,043
Purchase obligations (d)..............     3,860          3,860                 --               --           --
                                        --------        -------            -------         --------       ------
Total.................................  $652,033        $26,508            $75,323         $541,160       $9,042
                                        ========        =======            =======         ========       ======

------------------------

(a) See Note 6 to the Company's interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

(b) Promissory notes and capitalized obligations include non-competition agreements and capitalized lease obligations.

(c) Operating leases are primarily for premises and automobiles, expire over the next one to 28 years.

(d) The Company entered into an agreement to purchase a building, including renovations, to use as office premises. As discussed below, purchase orders are not included in these amounts.

    In addition to the operating leases noted in the table above, as at March 27, 2004, the Company leased approximately 1,240 vehicles under a master operating lease agreement, which has a minimum lease term of 12 months. The Company's practice is to continue these leases on a month-to-month basis after the expiry of the minimum lease term. Lease payments for these vehicles are projected to be $7.8 million over the next 12 months.

    The Company issues purchase orders for the supply of goods and services for its operations. As at March 27, 2004, there were no significant or unusual purchase orders outstanding. The Company entered into agreements with certain suppliers of funeral and cemetery merchandise, and office supplies to obtain volume discounts. However, none of these agreements have committed purchase quantities or prices.

    The following table details the Company's commercial commitments as of March 27, 2004.

                                                               AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                     ---------------------------------------------------------------
                                     TOTAL AMOUNTS                                                         MORE THAN
COMMERCIAL COMMITMENTS                 COMMITTED     LESS THAN 1 YEAR     1 - 3 YEARS      3 - 5 YEARS      5 YEARS
----------------------               -------------   -----------------   --------------   --------------   ---------
                                                                     (IN THOUSANDS)
Lines of credit (a)................     $    --           $    --            $   --           $   --        $   --
Standby letters of credit (b)......      10,958            10,958                --               --            --
                                        -------           -------            ------           ------        ------
Total contractual cash
  obligations......................     $10,958           $10,958            $   --           $   --        $   --
                                        =======           =======            ======           ======        ======

------------------------

(a) Relates to the Revolving Credit Facility described more fully in Note 6 to the Company's interim consolidated financial statements included in
    Item 1 of this Quarterly Report on Form 10-Q. The expiry date of the Revolving Credit Facility is September 29, 2008.

(b) Standby letters of credit primarily relate to a court ordered legal claim, surety bonds for various pre-need sales trusting requirements.

    At March 27, 2004, the aggregate fair value of the Company's forward foreign currency exchange contracts and foreign currency option contracts was an asset of $0.2 million. There has been no material change in the Company's forward foreign currency exchange contract and foreign currency option commitments, which are described under Item 7A. "-- Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the 53 weeks ended January 3, 2004, as filed with the SEC.

OFF-BALANCE SHEET ARRANGEMENTS

    Off-balance sheet arrangements as of March 27, 2004, consist of operating leases noted above under "Contractual Obligations and Commercial Commitments."

OTHER INFORMATION

EBITDA FROM CONTINUING OPERATIONS

    The Company's earnings from continuing operations before interest, taxes, depreciation and amortization, and provision for goodwill impairment and provision for asset impairment ("EBITDA") are presented in the table below and reconciled to the Company's net income from continuing operations. EBITDA is presented, because it is a widely accepted financial performance indicator. It is also the basis on which compliance with the financial covenants under the Company's credit agreements is determined and on which certain of the Company's compensation plans are based. EBITDA is not a term that has specific meaning in accordance with U.S. GAAP and may be calculated differently by other companies. EBITDA should not be considered in isolation, as a substitute for earnings from operations or cash flow data calculated in accordance with GAAP, or as a measure of a company's profitability or liquidity.

                                                               12 WEEKS ENDED            12 WEEKS ENDED
                                                               MARCH 27, 2004            MARCH 22, 2002
                                                           -----------------------   -----------------------
                                                            (MILLIONS OF DOLLARS)     (MILLIONS OF DOLLARS)
EBITDA FROM CONTINUING OPERATIONS:
Net income from continuing operations....................            11.4                      14.5
Income taxes.............................................             6.0                      (9.1)
Interest on long-term debt...............................             6.2                      18.9
Depreciation and amortization............................             9.3                       8.6
Provision for asset impairment...........................             0.6                       0.1
                                                                    -----                     -----
EBITDA from continuing operations........................           $33.5                     $33.0
                                                                    =====                     =====

RESTRICTIONS

    The Credit Agreement and the indentures governing the Seven-Year Unsecured Notes prohibit the Company from consummating certain asset sales unless
(a) consideration at least equal to fair market value is received and
(b) except with respect to specified assets, not less than 75% of the consideration for the asset sale is paid in cash or cash equivalents. Within 270 days of the receipt of net proceeds from any such asset sale, the Company has the discretion to apply such net proceeds at its option (or as otherwise required) to invest in operating assets (or to enter into definitive agreements for the reinvestment of such net proceeds that are consummated within 360 days following the receipt thereof) up to an additional $10.0 million of such net proceeds in any fiscal year, but no more than $35.0 million in the aggregate over the life of the Credit Agreement may be applied to make capital expenditures. To the extent the Company receives net proceeds from any such asset sale not applied in accordance with the immediately preceding sentence in excess of specified thresholds, the Company must make mandatory repayments under the Credit Agreement.

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

    The Company's insurance subsidiaries are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company and its other subsidiaries. The cash flow from operations of the insurance subsidiaries for the 12 weeks ended March 27, 2004, was approximately $11.3 million, all of which has been reinvested in the insurance business.

CONTINUING AND DISCONTINUED LOCATIONS

    The Company's number of continuing and discontinued locations by country, state and province as at March 27, 2004, is summarized in the table below.

                                                NUMBER OF CONTINUING               NUMBER OF DISCONTINUED
                                                OPERATIONS LOCATIONS                OPERATIONS LOCATIONS
                                          ---------------------------------   ---------------------------------
COUNTRY, STATE / PROVINCE                 FUNERAL    CEMETERY   COMBINATION   FUNERAL    CEMETERY   COMBINATION
-------------------------                 --------   --------   -----------   --------   --------   -----------
CANADA
  British Columbia......................     20          -            1           2          2            -
  Alberta...............................     11          -            -           -          -            -
  Saskatchewan..........................     23          -            -           2          1            -
  Manitoba..............................      5          1            2           -          -            -
  Ontario...............................     22          -            -           -          -            -
  Quebec................................     17          -            -           -          -            -
  Nova Scotia...........................     11          -            -           3          -            -
                                            ---        ---          ---         ---        ---          ---
TOTAL CANADIAN..........................    109          1            3           7          3            -

UNITED STATES
  Alabama...............................     10          -            1           1          -            -
  Alaska................................      3          -            -           -          -            -
  Arizona...............................      5          -            1           -          -            -
  Arkansas..............................      3          -            -           -          -            -
  California............................     47          2            7           -          1            -
  Colorado..............................      3          1            1           1          -            -
  Connecticut...........................      3          -            -           -          -            -
  Florida...............................     39          5            9          10          2            1
  Georgia...............................     24          6            5           5          3            -
  Idaho.................................      4          1            -           -          -            -
  Illinois..............................      9         16            3           4         10            -
  Indiana...............................     17          5            -           -          -            -
  Kansas................................      7          -            -           2          -            -
  Kentucky..............................      1          -            -           -          -            -
  Louisiana.............................     22          2            -           -          -            -
  Maryland..............................      2          -            -           -          -            -
  Massachusetts.........................     14          -            -           2          -            -
  Michigan..............................     13          -            -           2          -            -
  Minnesota.............................      9          1            1           -          -            -
  Mississippi...........................     21          1            2           2          4            -
  Montana...............................      4          -            -           -          -            -
  Nevada................................      2          -            1           -          -            -
  New Hampshire.........................      4          -            -           -          -            -
  New Mexico............................      5          -            -           2          3            1
  New York..............................     39          1            -           2          -            -
  North Carolina........................     27          9            2           2          3            -
  Ohio..................................     17          4            1           2          7            -
  Oklahoma..............................     18          1            1           1          -            -
  Oregon................................     18          1            3           1          1            -
  Pennsylvania..........................      7          -            -           -          -            -
  Rhode Island..........................      3          -            -           3          -            -
  South Carolina........................      6          5            2           -          -            -
  Tennessee.............................     33          2            5           3          5            -
  Texas.................................     61          4            4           6          4            2
  Virginia..............................     22          -            -           2          -            -
  Washington............................     24          3            3           -          -            -
  West Virginia.........................      3          -            -           -          -            -
  Wisconsin.............................      -          -            -           -         15            -
  Puerto Rico...........................      3          6            2           -          -            -
                                            ---        ---          ---         ---        ---          ---
TOTAL UNITED STATES.....................    552         76           54          53         58            4
                                            ---        ---          ---         ---        ---          ---
OVERALL TOTAL...........................    661         77           57          60         61            4
                                            ===        ===          ===         ===        ===          ===


                                              TOTAL NUMBER OF LOCATIONS
                                          ---------------------------------
COUNTRY, STATE / PROVINCE                 FUNERAL    CEMETERY   COMBINATION
-------------------------                 --------   --------   -----------
CANADA
  British Columbia......................     22          2            1
  Alberta...............................     11          -            -
  Saskatchewan..........................     25          1            -
  Manitoba..............................      5          1            2
  Ontario...............................     22          -            -
  Quebec................................     17          -            -
  Nova Scotia...........................     14          -            -
                                            ---        ---          ---
TOTAL CANADIAN..........................    116          4            3
UNITED STATES
  Alabama...............................     11          -            1
  Alaska................................      3          -            -
  Arizona...............................      5          -            1
  Arkansas..............................      3          -            -
  California............................     47          3            7
  Colorado..............................      4          1            1
  Connecticut...........................      3          -            -
  Florida...............................     49          7           10
  Georgia...............................     29          9            5
  Idaho.................................      4          1            -
  Illinois..............................     13         26            3
  Indiana...............................     17          5            -
  Kansas................................      9          -            -
  Kentucky..............................      1          -            -
  Louisiana.............................     22          2            -
  Maryland..............................      2          -            -
  Massachusetts.........................     16          -            -
  Michigan..............................     15          -            -
  Minnesota.............................      9          1            1
  Mississippi...........................     23          5            2
  Montana...............................      4          -            -
  Nevada................................      2          -            1
  New Hampshire.........................      4          -            -
  New Mexico............................      7          3            1
  New York..............................     41          1            -
  North Carolina........................     29         12            2
  Ohio..................................     19         11            1
  Oklahoma..............................     19          1            1
  Oregon................................     19          2            3
  Pennsylvania..........................      7          -            -
  Rhode Island..........................      6          -            -
  South Carolina........................      6          5            2
  Tennessee.............................     36          7            5
  Texas.................................     67          8            6
  Virginia..............................     24          -            -
  Washington............................     24          3            3
  West Virginia.........................      3          -            -
  Wisconsin.............................      -         15            -
  Puerto Rico...........................      3          6            2
                                            ---        ---          ---
TOTAL UNITED STATES.....................    605        134           58
                                            ---        ---          ---
OVERALL TOTAL...........................    721        138           61
                                            ===        ===          ===

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For information regarding the Company's exposure to certain market risks, see Item 7A. "-- Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the 53 weeks ended January 3, 2004, as filed with the SEC. As of March 27, 2004, there were no material changes in such matters disclosed in the Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

    The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of March 27, 2004, an evaluation was carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

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

                  FORWARD-LOOKING STATEMENTS AND RISK FACTORS

FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding the status and progress of the Company's operating activities, the plans and objectives of the Company's management, assumptions regarding the Company's future performance and plans, and any financial guidance provided, as well as certain oral or written information contained in other material filed with or furnished to the SEC or elsewhere are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words "believe," "may," "will," "estimate," "continues," "anticipate," "intend," "expect" and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Quarterly Report on Form 10-Q and particularly below under "-- Risk Factors" and above under "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

    3. TRUST INCOME IS SUBJECT TO MARKET CONDITIONS. Cemetery revenue is impacted by the trust income on perpetual care trust funds. Similarly, funeral and cemetery revenues are impacted by trust income on funeral and cemetery merchandise and service trust funds. The level of trust income is largely dependent on yields available in connection with the investment of the balances held in such trust funds. Available yields may be subject to significant fluctuations in response to conditions in the economy in general.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

    In accordance with the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., its Parent Corporation and certain of their Debtor Subsidiaries, as modified (the "Plan"), the Company issued in respect of holders of certain unsecured claims 5,977 shares of Common Stock on January 30, 2004.

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

  10.1                  Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America
                        Securities LLC, as sole lead arranger and sole book manager
                        (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        March 16, 2004

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

  10.3                  Amendment No. 1 dated January 23, 2004, to the Credit
                        Agreement among Alderwoods Group, Inc., Bank of
                        America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto**

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

 *10.6                  Employment Agreement dated January 2, 2004, by and between
                        Alderwoods Group, Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.6 to Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 16, 2004)

 *10.7                  Employment Agreement dated January 23, 2003, by and between
                        Alderwoods Group, Inc. and Ellen Neeman (incorporated by
                        reference to Exhibit 10.7 to Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 16, 2004)

 *10.8                  Employment Agreement dated January 23, 2003, by and between
                        Alderwoods Group, Inc. and Cameron R.W. Duff (incorporated by reference to Exhibit 10.8 to Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 16, 2004)

 *10.9                  Employment Agreement dated January 2, 2004, by and between
                        Alderwoods Group, Inc. and Ross S. Caradonna (incorporated by reference to Exhibit 10.9 to Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 16, 2004)

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

 *10.12                 Amendment No. 1 dated March 16, 2004, to the Amended and
                        Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey**

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
 *10.13                 Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and Paul A. Houston
                        (incorporated by reference to Exhibit 10.37 to Form 10-Q of
                        Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        July 24, 2003)

 *10.14                 Alderwoods Group, Inc. 2002 Equity Incentive Plan
                        (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed March 28, 2002)

 *10.15                 Director Compensation Plan (incorporated by reference to
                        Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc.,
                        SEC File No. 000-33277, filed March 28, 2002)

 *10.16                 Alderwoods Group Canada Inc. 2003-2005 Executive Strategic
                        Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed July 24, 2003)

  31.1                  Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002**

  31.2                  Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002**

  32.1                  Certifications of Chief Executive Officer and Chief
                        Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

------------------------

*   Indicates management contract or compensatory plan or arrangement.

**  Filed herewith.

(B) REPORTS ON FORM 8-K

    The following Current Report on Form 8-K was furnished by Alderwoods Group during the first quarter of fiscal 2004:

DATE FURNISHED                 ITEM NUMBER                     DESCRIPTION
--------------                 -----------                     -----------
Furnished January 23, 2004     Item 7. Financial Statements,   Press release announcing
(dated January 23, 2004)       Pro Forma Financial             Alderwoods Group, Inc.'s
                               Information and Exhibits and    refinancing of $24.7 million of
                               Item 9. Regulation FD           its indebtedness and amendment of
                               Disclosure                      its current senior secured
                                                               credit facility.

Furnished March 16, 2004       Item 7. Financial Statements,   Press release announcing
(dated March 16, 2004)         Pro Forma Financial             Alderwoods Group, Inc.'s fourth
                               Information and Exhibits and    quarter unaudited and year-end
                               Item 12. Results of             audited financial results, for the
                               Operations and Financial        13 weeks and 53 weeks ended
                               Condition                       January 3, 2004.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ALDERWOODS GROUP, INC.

                                                       By:             /s/ KENNETH A. SLOAN
                                                            -----------------------------------------
                                                                         Kenneth A. Sloan
                                                            EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                                             OFFICER
                                                                 (PRINCIPAL FINANCIAL OFFICER AND
Dated: May 10, 2004                                               PRINCIPAL ACCOUNTING OFFICER)

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

10.1                    Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America
                        Securities LLC, as sole lead arranger and sole book manager
                        (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        March 16, 2004)

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

10.6                    Employment Agreement dated January 2, 2004, by and between
                        Alderwoods Group, Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.6 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 16, 2004)

10.7                    Employment Agreement dated January 23, 2003, by and between
                        Alderwoods Group, Inc. and Ellen Neeman (incorporated by
                        reference to Exhibit 10.7 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 16, 2004)

10.8                    Employment Agreement dated January 23, 2003, by and between
                        Alderwoods Group, Inc. and Cameron R.W. Duff (incorporated by reference to Exhibit 10.8 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 16, 2004)

10.9                    Employment Agreement dated January 2, 2004, by and between
                        Alderwoods Group, Inc. and Ross S. Caradonna (incorporated by reference to Exhibit 10.9 to the Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 16, 2004)

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

10.12                   Amendment No. 1 dated March 16, 2004, to the Amended and
                        Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
10.13                   Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and Paul A. Houston
                        (incorporated by reference to Exhibit 10.37 to Form 10-Q of
                        Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        July 24, 2003)

10.14                   Alderwoods Group, Inc. 2002 Equity Incentive Plan
                        (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed March 28, 2002)

10.15                   Director Compensation Plan (incorporated by reference to
                        Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc.,
                        SEC File No. 000-33277, filed March 28, 2002)

10.16                   Alderwoods Group Canada Inc. 2003-2005 Executive Strategic
                        Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File
                        No. 000-33277, filed July 24, 2003)

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

Dated: May 10, 2004                                                    /s/ PAUL A. HOUSTON
                                                            -----------------------------------------
                                                                         Paul A. Houston
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                             DIRECTOR
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

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

Dated: May 10, 2004                                                    /s/ KENNETH A. SLOAN
                                                            -----------------------------------------
                                                                         Kenneth A. Sloan
                                                            EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                                             OFFICER
                                                                 (PRINCIPAL FINANCIAL OFFICER AND
                                                                  PRINCIPAL ACCOUNTING OFFICER)