Form 10-Q
period 2004-06-19
ALDERWOODS GROUP INC
filed 2004-07-26
CIK 927914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the 12 weeks (fiscal quarter) ended June 19, 2004
                                        OR
   / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from       to

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

                           --------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  At July 17, 2004, there were 40,001,069 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ALDERWOODS GROUP, INC.

                                                                                   PAGE
                                                                                 --------
PART I.   FINANCIAL INFORMATION
          ITEM 1.  FINANCIAL STATEMENTS:
                   CONSOLIDATED BALANCE SHEETS
                     as of June 19, 2004 and January 3, 2004...................         1
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                     for the 12 and 24 Weeks Ended June 19, 2004 and June 14,
                     2003......................................................         2
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     for the 24 Weeks Ended June 19, 2004......................         3
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     for the 12 and 24 Weeks Ended June 19, 2004 and June 14,
                     2003......................................................         4
                   NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS......         5

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS.................................        26

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK...............................................        44

          ITEM 4.  CONTROLS AND PROCEDURES.....................................        44

PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS...........................................        50

          ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES
                     OF EQUITY SECURITIES......................................        50

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........        50

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................        52

SIGNATURES.....................................................................        56

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                       EXPRESSED IN THOUSANDS OF DOLLARS
                            EXCEPT NUMBER OF SHARES

                                                               JUNE 19,     JANUARY 3,
                                                                 2004          2004
                                                              -----------   -----------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................  $   48,206    $   41,612
  Receivables, net of allowances............................      55,068        58,742
  Inventories...............................................      19,720        17,973
  Other.....................................................      28,334        25,474
  Assets held for sale......................................     398,865       410,654
                                                              ----------    ----------
                                                                 550,193       554,455
Pre-need funeral receivables and trust investments..........     362,384       354,436
Pre-need cemetery receivables and trust investments.........     317,240       314,529
Cemetery property...........................................     116,186       117,518
Property and equipment......................................     535,385       557,021
Insurance invested assets...................................     203,351       196,440
Deferred income tax assets..................................       9,984         6,683
Goodwill....................................................     321,476       321,019
Cemetery perpetual care trust investments...................     233,605            --
Other assets................................................      35,117        30,902
                                                              ----------    ----------
                                                              $2,684,921    $2,453,003
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities..................  $  136,860    $  154,329
  Current maturities of long-term debt......................      31,249        10,896
  Liabilities associated with assets held for sale..........     286,740       294,763
                                                              ----------    ----------
                                                                 454,849       459,988
Long-term debt..............................................     564,790       619,956
Deferred pre-need funeral and cemetery revenue..............      65,777       619,083
Non-controlling interest in funeral and cemetery trusts.....     578,358            --
Insurance policy liabilities................................     190,268       172,209
Deferred income tax liabilities.............................      22,488        21,414
Other liabilities...........................................      19,573        15,460
                                                              ----------    ----------
                                                               1,896,103     1,908,110
                                                              ----------    ----------

Non-controlling interest in perpetual care trusts...........     260,482            --

Stockholders' equity
  Common stock, $0.01 par value, 100,000,000 shares
    authorized, 40,001,069 issued and outstanding
    (January 3, 2004--39,984,979)...........................         400           400
  Capital in excess of par value............................     740,074       739,950
  Accumulated deficit.......................................    (224,576)     (222,937)
  Accumulated other comprehensive income....................      12,438        27,480
                                                              ----------    ----------
                                                                 528,336       544,893
                                                              ----------    ----------
                                                              $2,684,921    $2,453,003
                                                              ==========    ==========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                       EXPRESSED IN THOUSANDS OF DOLLARS
                 EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES

                                                         12 WEEKS ENDED          24 WEEKS ENDED
                                                      ---------------------   ---------------------
                                                      JUNE 19,    JUNE 14,    JUNE 19,    JUNE 14,
                                                        2004        2003        2004        2003
                                                      ---------   ---------   ---------   ---------
Revenue
  Funeral...........................................  $108,070    $111,336    $232,053    $232,732
  Cemetery..........................................    38,305      41,429      75,004      75,166
  Insurance.........................................    17,705      13,735      36,110      26,026
                                                      --------    --------    --------    --------
                                                       164,080     166,500     343,167     333,924
                                                      --------    --------    --------    --------
Costs and expenses
  Funeral...........................................    85,143      86,802     180,121     179,915
  Cemetery..........................................    32,969      33,475      64,657      64,142
  Insurance.........................................    17,219      13,221      34,724      24,923
                                                      --------    --------    --------    --------
                                                       135,331     133,498     279,502     268,980
                                                      --------    --------    --------    --------
                                                        28,749      33,002      63,665      64,944
General and administrative expenses.................     9,559      11,924      21,257      19,147
Provision for asset impairment......................    (2,013)      3,493         278       3,576
                                                      --------    --------    --------    --------
Income from operations..............................    21,203      17,585      42,130      42,221

Interest on long-term debt (Notes 6 d and e)........    14,471      18,437      20,705      37,314
Other expense (income), net.........................     2,323        (342)      1,225         (44)
                                                      --------    --------    --------    --------
Income (loss) before income taxes...................     4,409        (510)     20,200       4,951
Income taxes........................................     1,758       1,217       7,773      (7,867)
                                                      --------    --------    --------    --------
Net income (loss) from continuing operations........     2,651      (1,727)     12,427      12,818

Discontinued operations (Note 12)
  Income (loss) from discontinued operations........    (7,075)      9,333     (15,111)      2,472
  Income taxes......................................     2,052         733      (1,045)      1,717
                                                      --------    --------    --------    --------
Income (loss) from discontinued operations..........    (9,127)      8,600     (14,066)        755
                                                      --------    --------    --------    --------
Net income (loss)...................................  $ (6,476)   $  6,873    $ (1,639)   $ 13,573
                                                      ========    ========    ========    ========

Basic and diluted earnings (loss) per Common share:
  Net income (loss) from continuing operations......  $   0.07    $  (0.05)   $   0.31    $   0.32
  Income (loss) from discontinued operations........     (0.23)       0.22       (0.35)       0.02
                                                      --------    --------    --------    --------
  Net income (loss).................................  $  (0.16)   $   0.17    $  (0.04)   $   0.34
                                                      ========    ========    ========    ========
Basic weighted average number of shares outstanding
  (thousands).......................................    39,997      39,971      39,993      39,963
                                                      ========    ========    ========    ========
Diluted weighted average number of shares
  outstanding (thousands)...........................    40,892      39,971      40,784      39,963
                                                      ========    ========    ========    ========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

           EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT NUMBER OF SHARES

                                                                                            ACCUMULATED
                                                     COMMON     CAPITAL IN                     OTHER
                                                     STOCK      EXCESS OF    ACCUMULATED   COMPREHENSIVE
                                        SHARES     PAR VALUE    PAR VALUE      DEFICIT        INCOME        TOTAL
                                      ----------   ----------   ----------   -----------   -------------   --------
Balance at January 3, 2004..........  39,984,979      $400       $739,950     $(222,937)     $ 27,480      $544,893
Comprehensive income:
  Net loss..........................                                             (1,639)                     (1,639)
  Other comprehensive income (loss):
    Foreign currency translation
      adjustment, net of income
      taxes of $nil.................                                                           (4,358)       (4,358)
    Unrealized loss on insurance
      invested assets, net of income
      taxes of $(5,116).............                                                           (8,695)       (8,695)
      Less: reclassification
        adjustments for realized
        gain on insurance invested
        assets included in net
        income......................                                                             (935)         (935)
    Unrealized gain on derivatives,
      net of income taxes of $nil...                                                           (1,054)       (1,054)
                                                                                                           --------
Comprehensive loss..................                                                                        (16,681)
Common stock issued:
  Stock issued in connection with
    the settlement of certain
    unsecured claims................       5,977                       31                                        31
  Stock issued as compensation in
    lieu of cash....................       7,613                       84                                        84
  Stock issued under equity
    incentive plan..................       2,500                        9                                         9
                                      ----------      ----       --------     ---------      --------      --------
Balance at June 19, 2004............  40,001,069      $400       $740,074     $(224,576)     $ 12,438      $528,336
                                      ==========      ====       ========     =========      ========      ========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                       EXPRESSED IN THOUSANDS OF DOLLARS

                                                          12 WEEKS ENDED          24 WEEKS ENDED
                                                       ---------------------   ---------------------
                                                       JUNE 19,    JUNE 14,    JUNE 19,    JUNE 14,
                                                         2004        2003        2004        2003
                                                       ---------   ---------   ---------   ---------
CASH PROVIDED BY (APPLIED TO)
Operations
  Net income (loss)..................................  $ (6,476)   $  6,873    $ (1,639)   $ 13,573
  (Income) loss from discontinued operations, net of
    tax..............................................     9,127      (8,600)     14,066        (755)
  Items not affecting cash
    Depreciation and amortization....................     9,062       9,904      18,323      18,521
    Amortization of debt issue costs.................       777         230       1,420         393
    Insurance policy benefit reserves................     9,076       6,250      17,587      11,575
    Provision for asset impairment...................    (2,013)      3,493         278       3,576
    (Gain) loss on disposal of business assets.......       138        (320)       (948)        (69)
    Deferred income taxes............................      (619)       (330)      4,953        (330)
Other, including net changes in other non-cash
  balances...........................................    12,863      33,267     (18,029)     29,031
                                                       --------    --------    --------    --------
Net cash provided by continuing operations...........    31,935      50,767      36,011      75,515
Net cash provided by discontinued operations.........     7,089       8,367       8,797      12,534
                                                       --------    --------    --------    --------
                                                         39,024      59,134      44,808      88,049
                                                       --------    --------    --------    --------
Investing
  Proceeds on disposition of business assets.........     1,887       1,979      12,600       5,534
  Purchase of property and equipment.................    (5,337)     (3,714)     (9,356)     (7,010)
  Purchase of insurance invested assets..............   (12,793)    (17,514)    (36,857)    (32,429)
  Proceeds on disposition and maturities of insurance
    invested assets..................................     7,952      11,161      23,602      21,407
                                                       --------    --------    --------    --------
  Net cash provided by continuing operations.........    (8,291)     (8,088)    (10,011)    (12,498)
  Net cash provided by discontinued operations.......       265       1,670        (562)        741
                                                       --------    --------    --------    --------
                                                         (8,026)     (6,418)    (10,573)    (11,757)
                                                       --------    --------    --------    --------
Financing
  Increase in long-term debt.........................        --      29,949      24,680      29,866
  Repayment of long-term debt........................   (18,162)    (84,880)    (52,191)    (96,216)
  Issuance of Common stock...........................         9          --           9          --
                                                       --------    --------    --------    --------
  Net cash provided by continuing operations.........   (18,153)    (54,931)    (27,502)    (66,350)
  Net cash provided by discontinued operations.......       (48)       (100)       (139)       (197)
                                                       --------    --------    --------    --------
                                                        (18,201)    (55,031)    (27,641)    (66,547)
                                                       --------    --------    --------    --------
Increase (decrease) in cash and cash equivalents.....    12,797      (2,315)      6,594       9,745
Cash and cash equivalents, beginning of period.......    35,409      58,172      41,612      46,112
                                                       --------    --------    --------    --------
Cash and cash equivalents, end of period.............  $ 48,206    $ 55,857    $ 48,206    $ 55,857
                                                       ========    ========    ========    ========

    SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             ALDERWOODS GROUP, INC.

       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 1.  NATURE OF OPERATIONS

    Alderwoods Group, Inc., a Delaware corporation ("Alderwoods Group" and together with its subsidiaries unless the context otherwise requires, the "Company") is the second-largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As at June 19, 2004, the Company operated 716 funeral homes and 130 cemeteries and 61 combination funeral homes and cemeteries throughout North America.

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

    The Company's cemetery operations assist families in making burial arrangements and offer a complete line of cemetery products (including a selection of burial spaces, burial vaults, lawn crypts, caskets, memorials, niches, and mausoleum crypts), the opening and closing of graves and cremation services.

    The Company's insurance operations sell a variety of insurance products, primarily to fund pre-need funeral services.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The interim consolidated financial statements include the accounts of the Company, its subsidiary companies and operations controlled by the Company through sales and management agreements. All subsidiaries are wholly owned, except for a few companies with small minority interests. The interim consolidated financial statements also include the accounts of the funeral trusts, cemetery merchandise and service trusts and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary.

    All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The interim consolidated financial statements have been prepared using the U.S. dollar and are presented in accordance with United States generally accepted accounting principles ("GAAP").

    The interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results as of June 19, 2004, and for the 12 and 24 weeks ended June 19, 2004, and June 14, 2003. Except for the new accounting policy described under "Accounting change" and matters discussed under "Comparability" below, the interim consolidated financial statements have been prepared on a basis consistent with the accounting policies described in the Company's Annual Report on Form 10-K for the 53 weeks ended January 3, 2004, as filed with the U.S. Securities and Exchange Commission ("SEC") and should be read in conjunction therewith.

    The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year or for any other interim period.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

    The preparation of the interim consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements, and the reported amounts of revenue, expenses, and cash flows during the reporting period. As a result, actual amounts could significantly differ from those estimates.

STOCK OPTION PLAN

    The Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
("FAS No. 123"), Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123," ("FAS No. 148"), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. However, as allowed by FAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described below, and has adopted the disclosure requirements of FAS No. 123 and FAS No. 148.

    The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Any compensation expense recorded is charged against operations over the service period, which generally matches the option vesting period. No stock-based employee compensation cost was recorded for the 12 and 24 weeks ended June 19, 2004, or the 12 and 24 weeks ended June 14, 2003, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying Common stock on the grant date. The following table illustrates the effect on net income (loss) and net income (loss) per share, if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.

                                                              12 WEEKS ENDED          24 WEEKS ENDED
                                                           ---------------------   ---------------------
                                                           JUNE 19,    JUNE 14,    JUNE 19,    JUNE 14,
                                                             2004        2003        2004        2003
                                                           ---------   ---------   ---------   ---------
Net income (loss), as reported...........................   $(6,476)    $6,873      $(1,639)    $13,573
Total stock-based employee compensation expense
  determined under fair value-based method, net of tax...      (649)      (686)      (1,285)     (1,298)
                                                            -------     ------      -------     -------
Pro forma net income (loss)..............................   $(7,125)    $6,187      $(2,924)    $12,275
                                                            =======     ======      =======     =======
Net income (loss) per Common share:
  Basic and diluted, as reported.........................   $ (0.16)    $ 0.17      $ (0.04)    $  0.34
  Basic and diluted, pro forma...........................     (0.17)      0.16        (0.07)       0.31

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

    The Company elected to adopt FIN No. 46R at the beginning of its 2004 fiscal year on January 4, 2004. The adoption of FIN No. 46R resulted in the consolidation of the funeral and cemetery merchandise and service, and perpetual care trusts in the Company's consolidated balance sheet, but did not change the legal relationships among the funeral trusts, cemetery trusts, perpetual care trusts, the Company, and its holders of pre-need contracts. The Company does not consolidate certain funeral trusts for which the Company does not absorb a majority of their expected losses and, therefore, is not considered a primary beneficiary of these funeral trusts under FIN No. 46R. The adoption of FIN No. 46R has not materially impacted the Company's net income or its consolidated statement of cash flows, however other impacts include:

    (a) Funeral and cemetery merchandise and service trusts

       Beginning January 4, 2004, the Company records the assets in the funeral and cemetery merchandise and service trusts in which the Company is the primary beneficiary as trust investments at their fair value in accordance with the FASB's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS No. 115").

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

    (b) Perpetual care trusts

       Beginning January 4, 2004, the Company records the assets in the perpetual care trusts as trust investments at their fair value in accordance with FAS No. 115.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       The principal in perpetual care trusts is required to be held in perpetuity and is not redeemable by the Company or the customer. Accordingly, the equity interest in the perpetual care trusts is presented as a non-controlling interest in perpetual care trusts between liabilities and stockholders' equity in the Company's consolidated balance sheet.

       Realized earnings from cemetery perpetual care trust investments are recognized in other expense (income) in accordance with FAS No. 115. Accretion expense on the non-controlling interest in perpetual care trusts is also recorded in other expense (income). To the extent of qualifying cemetery maintenance costs, distributable earnings from the perpetual care trusts are recognized in cemetery revenue. Beginning January 4, 2004, unrealized gains and losses on perpetual care trust investments are recorded in both cemetery perpetual care trust investments and, net of tax, in non-controlling interest in perpetual care trusts in the Company's consolidated balance sheet. Generally, net capital gains of cemetery perpetual care trust investments are not eligible for distribution to the Company.

    As a result of the consolidation of the funeral and cemetery merchandise and service trusts, and perpetual care trusts, the Company recorded the following as at January 4, 2004:

                                                              (UNAUDITED)
Trust assets and liabilities recorded:
  Funeral trust investments.................................   $ 325,945
  Cemetery merchandise and service trust investments........     273,749
  Cemetery perpetual care trust investments.................     231,219
  Non-controlling interest in funeral and cemetery trusts...    (598,752)
  Non-controlling interest in perpetual care trusts.........    (261,847)
  Deferred income tax assets................................         288
  Deferred income tax liabilities...........................      (1,320)
  Assets held for sale......................................     107,223
  Liabilities associated with assets held for sale..........     (76,505)

Amounts eliminated:
  Amounts receivable from funeral trusts, net of
    allowances..............................................    (305,925)
  Amounts receivable from cemetery trusts, net of
    allowances..............................................    (265,638)
  Deferred pre-need funeral contract revenue................     305,925
  Deferred pre-need cemetery contract revenue...............     265,638

    Creditors of the consolidated trusts have no recourse to the general credit of the Company, except as provided under contracts executed by the Company or its subsidiaries.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 3.  PRE-NEED FUNERAL RECEIVABLES AND TRUST INVESTMENTS

    The balance in pre-need funeral receivables and trust investments represents customer receivables and funeral trust investments related to unperformed, price-guaranteed, pre-need funeral contracts. The components of pre-need funeral receivables and trust investments in the consolidated balance sheets are as follows:

                                                              JUNE 19, 2004    JANUARY 3, 2004
                                                              --------------   ----------------
                                                               (UNAUDITED)
Customer receivables........................................     $ 38,858          $ 36,658
Allowance for contract cancellations and refunds............      (14,623)          (15,126)
Funeral trust investments...................................      310,614                --
Amounts receivable from funeral trusts, net of allowances...       27,535           332,904
                                                                 --------          --------
Pre-need funeral receivables and trust investments..........     $362,384          $354,436
                                                                 ========          ========

    For customer receivables, an allowance for cancellations and refunds is provided at the date of pre-need funeral contract sale based on management's best estimates and is offset by an allowance against deferred pre-need funeral contract revenue.

    Certain of the funeral trusts have not been consolidated, because the Company is not the primary beneficiary. Accordingly, they are reported as amounts receivable from funeral trusts. Amounts receivable from funeral trusts represent a portion of the proceeds from the sale of pre-need funeral services, deposited in accordance with state and provincial trusting laws with various financial institutions, together with accrued earnings. The Company will recognize and generally receive these amounts when the merchandise is delivered or service is performed.

    At June 19, 2004, the fair value of funeral trust investments classified as available-for-sale securities was based on quoted market prices. The carrying values of restricted cash and equivalents, and other investments approximate their fair values, due to their short-term to maturity. Funeral trust investments are evaluated for other-than-temporary impairment. Other-than-temporary impairment is required to be reflected in current earnings as a realized loss. It is possible that changes in interest rates, equity prices and other economic conditions in the near term could result in other-than-temporary impairment that could be significant to the Company.

    At January 4, 2004, the Company adopted FIN No. 46R. The transitional provisions do not require restatement of previously issued financial statements. Accordingly, the table below shows funeral trust investments at their fair values.

                                                              JUNE 19, 2004    JANUARY 4, 2004
                                                              --------------   ----------------
                                                                         (UNAUDITED)
Available-for-sale
  Fixed income securities...................................     $ 87,948          $ 84,092
  Equity securities.........................................       67,119            71,888
                                                                 --------          --------
Total available-for-sale....................................      155,067           155,980
Restricted cash and equivalents.............................      121,386           159,608
Other.......................................................       34,161            38,972
                                                                 --------          --------
Funeral trust investments...................................     $310,614          $354,560
                                                                 ========          ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 3. PRE-NEED FUNERAL RECEIVABLES AND TRUST INVESTMENTS (CONTINUED) Beginning January 4, 2004, realized investment income from the funeral trust investments, including realized gains and losses are recorded in other expense (income).

    During the 12 weeks ended June 19, 2004, funeral trust available-for-sale securities with a cost of $5,052,000 were sold for proceeds of $5,543,000, resulting in $659,000 and $168,000 of realized gains and losses, respectively. During the 24 weeks ended June 19, 2004, funeral trust available-for-sale securities with a cost of $9,914,000 were sold for proceeds of $10,552,000, resulting in $824,000 and $186,000 of realized gains and losses, respectively. The average cost method was used to determine the cost of funeral trust available-for-sale securities disposed of.

    Included in the fair value of funeral trust investments at June 19, 2004, are $3,932,000 (January 3, 2004--$5,870,000) and $716,000 (January 3,
2004--$351,000) of unrealized gains and losses, respectively.

    The Company generally recommends to the trustee the mix of equities and fixed income securities in accordance with policies set by an investment committee comprised of members of senior management. The investment committee sets the mix of investments within the investment parameters set by various state and provincial regulators and with the assistance of independent professional financial advisors. The policy emphasizes a capital preservation approach while maintaining acceptable levels of income and capital appreciation.

    The Company has determined that unrealized losses in the funeral trust investments are not other-than-temporary, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The Company's funeral trust investment unrealized losses and their duration as at June 19, 2004, are shown in the following table.

                                                                 GREATER THAN
                                     LESS THAN 12 MONTHS           12 MONTHS                 TOTAL
                                    ----------------------   ---------------------   ---------------------
                                      FAIR      UNREALIZED     FAIR     UNREALIZED     FAIR     UNREALIZED
                                      VALUE       LOSSES      VALUE       LOSSES      VALUE       LOSSES
                                    ---------   ----------   --------   ----------   --------   ----------
Available-for-sale
  Fixed income securities.........   $13,874       $395       $  588       $ 34      $14,462       $429
  Equity securities...............       568         32        1,140        255        1,708        287
                                     -------       ----       ------       ----      -------       ----
Total temporarily impaired
  securities......................   $14,442       $427       $1,728       $289      $16,170       $716
                                     =======       ====       ======       ====      =======       ====

    Maturities of fixed income securities are estimated as follows:

                                                              JUNE 19, 2004
                                                              --------------
Due in one year or less.....................................      $   879
Due in one to five years....................................       30,782
Due in five to ten years....................................       11,433
Thereafter..................................................       44,854
                                                                  -------
                                                                  $87,948
                                                                  =======

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 4.  PRE-NEED CEMETERY RECEIVABLES AND TRUST INVESTMENTS

    The components of pre-need cemetery receivables and trust investments in the consolidated balance sheets are as follows:

                                                              JUNE 19, 2004    JANUARY 3, 2004
                                                              --------------   ----------------
                                                               (UNAUDITED)
Customer receivables........................................     $ 68,526          $ 74,148
Unearned finance income.....................................       (6,229)           (6,922)
Allowance for contract cancellations and refunds............      (18,870)          (18,335)
Cemetery merchandise and service trust investments..........      273,813                --
Amounts receivable from cemetery trusts.....................           --           265,638
                                                                 --------          --------
                                                                 $317,240          $314,529
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

    At June 19, 2004, the fair value of cemetery merchandise and service trust investments classified as available-for-sale securities was based on quoted market prices. The carrying values of restricted cash and equivalents, and other investments approximate their fair values, due to their short-term to maturity. Cemetery trust investments are evaluated for other-than-temporary impairment. Other-than-temporary impairment is required to be reflected in current earnings as a realized loss. It is possible that changes in interest rates, equity prices and other economic conditions in the near term could result in other than temporary impairment that could be significant to the Company.

    At January 4, 2004, the Company adopted FIN No. 46R, the transitional provisions of which do not require restatement of previously issued financial statements. Accordingly, the table below shows cemetery merchandise and service trust investments at their fair values.

                                                              JUNE 19, 2004    JANUARY 4, 2004
                                                              --------------   ----------------
                                                                         (UNAUDITED)
Available-for-sale
  Fixed income securities...................................     $139,920          $153,022
  Equity securities.........................................       99,396            93,349
                                                                 --------          --------
Total available-for-sale....................................      239,316           246,371
Restricted cash and equivalents.............................       32,414            26,015
Other.......................................................        2,083             2,048
                                                                 --------          --------
Cemetery merchandise and service trust investments..........     $273,813          $274,434
                                                                 ========          ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 4. PRE-NEED CEMETERY RECEIVABLES AND TRUST INVESTMENTS (CONTINUED) Beginning January 4, 2004, realized investment earnings from the cemetery merchandise and service trust investments, including realized gains and losses are recorded in other expense (income).

    During the 12 weeks ended June 19, 2004, cemetery merchandise and service trust available-for-sale securities with a cost of $17,972,000 were sold for proceeds of $17,961,000, resulting in $384,000 and $395,000 of realized gains and losses, respectively. During the 24 weeks ended June 19, 2004, cemetery merchandise and service trust available-for-sale securities with a cost of $26,864,000 were sold for proceeds of $27,146,000, resulting in $689,000 and $407,000 of realized gains and losses, respectively. The average cost method was used to determine the cost of cemetery trust available-for-sale securities disposed of.

    Included in the fair value of cemetery merchandise and service trust investments at June 19, 2004, are $5,035,000 (January 3, 2004--$8,550,000) and
$1,130,000 (January 3, 2004--$434,000) of unrealized gains and losses, respectively.

    The Company recommends to the trustee the mix of equities and fixed income securities in accordance with policies set by an investment committee comprised of members of senior management. The investment committee sets the mix of investments within the investment parameters set by various state and provincial regulators and with the assistance of independent professional financial advisors. The policy emphasizes a capital preservation approach while maintaining acceptable levels of income and capital appreciation.

    The Company has determined that unrealized losses in the cemetery merchandise and service trust investments are not other-than-temporary, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The Company's cemetery merchandise and service trust investment unrealized losses and their duration as at June 19, 2004, are shown in the following table.

                                                                GREATER THAN
                                     LESS THAN 12 MONTHS          12 MONTHS                 TOTAL
                                    ---------------------   ---------------------   ---------------------
                                      FAIR     UNREALIZED     FAIR     UNREALIZED     FAIR     UNREALIZED
                                     VALUE       LOSSES      VALUE       LOSSES      VALUE       LOSSES
                                    --------   ----------   --------   ----------   --------   ----------
Available-for-sale
  Fixed income securities.........  $21,899       $624       $  929       $ 54      $22,828      $  678
  Equity securities...............      896         50        1,799        402        2,695         452
                                    -------       ----       ------       ----      -------      ------
Total temporarily impaired
  securities......................  $22,795       $674       $2,728       $456      $25,523      $1,130
                                    =======       ====       ======       ====      =======      ======

    Maturities of fixed income securities are estimated as follows:

                                                              JUNE 19, 2004
                                                              --------------
Due in one year or less.....................................     $  1,399
Due in one to five years....................................       48,972
Due in five to ten years....................................       18,190
Thereafter..................................................       71,359
                                                                 --------
                                                                 $139,920
                                                                 ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 5.  CEMETERY PERPETUAL CARE TRUST INVESTMENTS

    A portion of the proceeds from cemetery sales for interment rights is generally required by law to be paid into perpetual care trusts.

    At January 4, 2004, the Company adopted FIN No. 46R, which requires the consolidation of perpetual care trusts. Previously, perpetual care trusts were not consolidated, as the principal in these perpetual care trusts cannot be withdrawn by the Company.

    At June 19, 2004, the fair value of perpetual care trust investments classified as available-for-sale securities were based on quoted market prices. The carrying values of restricted cash and equivalents, and other investments approximate their fair values, due to their short-term to maturity. Perpetual care trust investments are evaluated for other-than-temporary impairment. Other-than-temporary impairment is reflected as a reduction in perpetual care trust investments with an offsetting reduction in non-controlling interest in perpetual care trust. It is possible that changes in interest rates, equity prices and other economic conditions in the near term could result in other than temporary impairment that could be significant to the Company.

    The transitional provisions of FIN No. 46R do not require restatement of previously issued financial statements. Accordingly, the table below shows perpetual care trust investments at their fair values at June 19, 2004, with no comparative information.

Available-for-sale
  Fixed income securities...................................  $191,797
  Equity securities.........................................    26,218
                                                              --------
Total available-for-sale....................................   218,015
Restricted cash and equivalents.............................    14,886
Other.......................................................       704
                                                              --------
Perpetual care trust investments............................  $233,605
                                                              ========

    During the 12 weeks ended June 19, 2004, perpetual care trust available-for-sale securities with a cost of $14,739,000 were sold for proceeds of $14,767,000, resulting in $149,000 and $121,000 of realized gains and losses, respectively. During the 24 weeks ended June 19, 2004, perpetual care trust available-for-sale securities with a cost of $24,618,000 were sold for proceeds of $24,802,000, resulting in $343,000 and $159,000 of realized gains and losses, respectively. The average cost method was used to determine the cost of perpetual care trust available-for-sale securities disposed of.

    Included in the fair value of cemetery perpetual care trust investments at June 19, 2004, are $1,265,000 and $4,085,000 of unrealized gains and losses, respectively.

    The Company recommends to the trustee the mix of equities and fixed income securities in accordance with policies set by an investment committee comprised of members of senior management. The investment committee sets the mix of investments within the investment parameters set by various state and provincial regulators and with the assistance of independent professional financial advisors. The policy emphasizes a capital preservation approach while maintaining acceptable levels of income and capital appreciation.

    The Company has determined that unrealized losses in the perpetual care trust investments are not other-than-temporary, as the unrealized losses were due to temporary fluctuations in interest rates and

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 5. CEMETERY PERPETUAL CARE TRUST INVESTMENTS (CONTINUED) equity prices. The Company's perpetual care trust investment unrealized losses and their duration as at June 19, 2004, are shown in the following table.

                                                                GREATER THAN
                                     LESS THAN 12 MONTHS          12 MONTHS                 TOTAL
                                    ---------------------   ---------------------   ---------------------
                                      FAIR     UNREALIZED     FAIR     UNREALIZED     FAIR     UNREALIZED
                                     VALUE       LOSSES      VALUE       LOSSES      VALUE       LOSSES
                                    --------   ----------   --------   ----------   --------   ----------
Available-for-sale
  Fixed income securities.........  $79,113      $2,255      $3,354      $  196     $82,467      $2,451
  Equity securities...............    3,237         180       6,500       1,454       9,737       1,634
                                    -------      ------      ------      ------     -------      ------
Total temporarily impaired
  securities......................  $82,350      $2,435      $9,854      $1,650     $92,204      $4,085
                                    =======      ======      ======      ======     =======      ======

    Maturities of fixed income securities are estimated as follows:

                                                              JUNE 19, 2004
                                                              --------------
Due in one year or less.....................................     $  1,918
Due in one to five years....................................       67,129
Due in five to ten years....................................       24,934
Thereafter..................................................       97,816
                                                                 --------
                                                                 $191,797
                                                                 ========

NOTE 6.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                        JUNE 19, 2004    JANUARY 3, 2004
                                                        --------------   ----------------
                                                         (UNAUDITED)
Revolving credit facility (a).........................     $     --          $     --
Senior secured term loan B due in 2008 (a)(b).........      236,712           245,891
Subordinated bridge loan due in 2005 (c)..............       24,679                --
12.25% Senior unsecured notes due in 2009 (d).........      320,752           330,000
12.25% Convertible subordinated notes due in
  2012 (e)............................................           --            31,879
Promissory notes and capitalized obligations, certain
  of which are secured by assets of certain
  subsidiaries........................................       13,896            23,082
                                                           --------          --------
                                                            596,039           630,852
Less, current maturities of long-term debt............       31,249            10,896
                                                           --------          --------
                                                           $564,790          $619,956
                                                           ========          ========

------------------------

(a) On September 17, 2003, the Company entered into a new $325,000,000 senior secured facility (the "Credit Agreement"), which was funded on September 29, 2003, and included a $275,000,000 term loan (the "Term Loan B") and a $50,000,000 revolving credit facility (the "Revolving
    Credit Facility") to replace its previous credit facility. On January 23, 2004, the Company amended the Credit Agreement to (i) permit the repayment of the 12.25% Convertible subordinated notes, due in 2012, (ii) permit the borrowing of up to $25,000,000 of additional term loans to redeem a portion of the

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 6.  LONG-TERM DEBT (CONTINUED)
    Company's 12.25% Senior unsecured notes, due in 2009 (the "Seven-Year Unsecured Notes"), or to repay the new subordinated bridge loan, due in 2005 (the "Bridge Loan") entered into on January 23, 2004, and (iii) reduce the applicable Term Loan B interest rate by 0.50% from LIBOR, plus 3.25% to LIBOR, plus 2.75%, or base rate, plus 2.25% to base rate, plus 1.75%. The Revolving Credit Facility includes $20,000,000 available in the form of letters of credit. The Revolving Credit Facility is intended to be used primarily to fund the Company's working capital needs. The Revolving Credit Facility bears interest at a rate per annum in accordance with graduated pricing based upon the Company's consolidated leverage ratio, and the Company has the option to elect an interest rate equal to either (i) a base rate (4.00% at June 19, 2004), plus 2.00% (based upon the Company's consolidated leverage ratio at June 19, 2004), or (ii) LIBOR (1.53% for the three-month LIBOR at June 19, 2004), plus 3.00% (based upon the Company's consolidated leverage ratio at June 19, 2004). An annual fee of 0.50% is charged on the unused portion of the Revolving Credit Facility. Material covenants in the Credit Agreement include a requirement to maintain a minimum interest coverage ratio and fixed charge coverage ratio, a requirement not to exceed a maximum leverage ratio, annual maximum on capital expenditures and cemetery development, and specified maximum amounts for capital lease obligations, unsecured indebtedness, acquisitions, certain investments, and sales of accounts receivable. Outstanding principal amounts and interest accrued and unpaid shall become immediately due and payable and further commitments by the lender to make loans shall be terminated upon the occurrence of events of default specified in the Credit Agreement. As of June 19, 2004, the Company was in compliance with all covenants and was not in breach of any provision of the Credit Agreement that would cause an event of default to occur. The Credit Agreement is secured by specified real property, and substantially all personal property of Alderwoods Group and specified subsidiaries. The expiry date of the Credit Agreement is September 29, 2008.

    As of June 19, 2004, the amount available under the Revolving Credit Facility was $50,000,000, less $11,147,000 in outstanding letters of credit.

(b) The Company has the option to elect an interest rate equal to either (i) a base rate (4.00% at June 19, 2004), plus 1.75%, or (ii) LIBOR (1.53% for the three-month LIBOR at June 19, 2004), plus 2.75%. The weighted average rate of interest was 4.02% at June 19, 2004. The Term Loan B is repayable in quarterly principal installments (subject to reduction for optional prepayments) of $2,500,000 from January 3, 2004 to October 9, 2004, $3,750,000 from January 1, 2005 to October 8, 2005, and $5,000,000 from
    December 31, 2005 to June 14, 2008, with a lump sum payment of the then-outstanding amount on the maturity date. The Company has prepaid the required quarterly principal installments up to and including the second quarter of its 2005 fiscal year.

(c) The Bridge Loan expires on March 31, 2005, and carries an interest rate of, at the Company's option, (i) base rate (4.00% at June 19, 2004), plus 3.50% or (ii) LIBOR (1.53% for three-month LIBOR at June 19, 2004), plus 4.50%. The weighted average rate of interest was 5.63% at June 19, 2004. The Bridge Loan was used to fully redeem and terminate the 12.25% convertible subordinated notes, due in 2012.

(d) On January 2, 2002, the Company issued the Seven-Year Unsecured Notes. Interest is payable semi-annually on March 15 and September 15. The notes are redeemable on and after January 2, 2005, at the option of the Company, in whole or in part, at a price equal to 106.25% of the stated principal amount if redeemed from January 2, 2005 to January 1, 2006, at a price equal to 103.125% of

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 6.  LONG-TERM DEBT (CONTINUED)
    the stated principal amount if redeemed from January 2, 2006 to January 1, 2007, and at a price equal to 100% of the stated principal amount if redeemed on or after January 2, 2007, plus accrued and unpaid interest to (but not including) the applicable redemption date. On April 21, 2004, the Company repurchased the principal amount of $9,248,000 at a premium of $1,110,000, plus accrued interest. The premium is included in interest expense for the 24 weeks ended June 19, 2004.

(e) On January 23, 2004, the Company terminated its obligations under the 12.25% Convertible subordinated notes, due in 2012, which were fully redeemed, at par, on February 23, 2004. As a result, an unamortized premium of $7,200,000 is included as a reduction of interest expense for the 24 weeks ended
    June 19, 2004.

    The Credit Agreement, the Bridge Loan and the Seven-Year Unsecured Notes are guaranteed by substantially all of Alderwoods Group's wholly-owned
U.S. subsidiaries, other than Alderwoods Group's insurance subsidiaries and other specified excluded subsidiaries. Alderwoods Group, the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several.

    In certain change of control situations, the Company is required to make an offer to purchase the then-outstanding Seven-Year Unsecured Notes at a price equal to 101% of their stated principal amount, plus accrued and unpaid interest to the applicable repurchase date.

    The Credit Agreement, the agreement governing the Bridge Loan, and the indenture governing the Seven-Year Unsecured Notes restrict the Company's ability to engage in asset sales. The Credit Agreement and the agreement governing the Bridge Loan prohibit dispositions of assets unless the assets disposed of fulfill the requirements of specified exceptions. One such specified exception is dispositions of any of a group of identified "discontinued assets;" another is dispositions of assets not exceeding $35,000,000 book value in the aggregate over the life of the Credit Agreement, provided that (i) the consideration received is at least equal to fair market value and (ii) not less than 75% of the consideration is paid in cash or cash equivalents. Within
270 days of the receipt of net proceeds from any such asset sale, the Company has the discretion to apply such net proceeds at its option (or as otherwise required) to invest in operating assets (or enter into agreements for such investment which agreements are consummated within 360 days of such receipt of asset sale proceeds). In addition, up to $10,000,000 of such net proceeds in any fiscal year (but not in excess of $35,000,000 in the aggregate over the term of the Credit Agreement) may be applied to make capital expenditures. To the extent the Company receives net proceeds in excess of additional specified thresholds and such excess is not applied to invest in operating assets or make capital expenditures as described in the two immediately preceding sentences, the Company must make mandatory repayments under the Credit Agreement.

    Covenants in the Credit Agreement and the agreement governing the Bridge Loan prohibit the payment of cash dividends and restrict, and under specified circumstances prohibit, the payment of dividends by the Company. In addition, covenants in the indenture governing the Seven-Year Unsecured Notes restrict, and under specified circumstances prohibit, the payment of dividends by the Company.

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

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 8.  CHANGES IN OTHER NON-CASH BALANCES

    Supplemental disclosures related to the statement of cash flows consist of the following:

                                                          12 WEEKS ENDED          24 WEEKS ENDED
                                                       ---------------------   ---------------------
                                                       JUNE 19,    JUNE 14,    JUNE 19,    JUNE 14,
                                                         2004        2003        2004        2003
                                                       ---------   ---------   ---------   ---------
Decrease (increase) in assets:
  Receivables, net of allowances
    Trade............................................  $  6,203     $ 5,787    $  10,275   $  7,946
    Other............................................    (5,060)     (3,541)      (6,803)     7,917
  Inventories........................................    (1,406)       (829)      (1,895)      (795)
  Prepaid expenses...................................      (766)       (850)      (3,642)    (2,597)
  Pre-need funeral and cemetery contracts............        --      23,529           --     25,316
  Cemetery property..................................    (1,536)       (180)      (2,557)    (1,186)
  Other assets.......................................    (1,061)       (599)      (5,037)      (819)

Increase (decrease) in liabilities:
  Accounts payable and accrued liabilities...........     7,780       9,586      (19,530)   (12,618)
  Deferred pre-need funeral and cemetery revenue.....     7,763         (88)      13,955      6,356
  Other liabilities..................................       189      (2,109)       4,508     (2,372)
  Insurance policy liabilities.......................        91         832          472      1,635
  Other changes in non-cash balances.................       666       1,729       (7,775)       248
                                                       --------     -------    ---------   --------
                                                       $ 12,863     $33,267    $ (18,029)  $ 29,031
                                                       ========     =======    =========   ========
Supplemental information:
  Interest paid......................................  $  5,203     $ 4,375    $  22,449   $ 27,012
  Income taxes paid, net of refunds..................     2,401         387        2,819      1,320
  Bad debt expense...................................       875       1,458        1,837      2,971

Non-cash investing and financing activities:
  Stock issued in connection with the settlement of
    certain unsecured claims.........................        --          --           31        107
  Stock issued as compensation in lieu of cash.......        39          26           84         45
  Capital leases entered into........................        --          23           --         43

  Restricted cash investing and financing activities:
    Purchases of funeral, cemetery, and perpetual
      care trust investments.........................    38,923          --       67,690         --
    Proceeds on disposition and maturities of
      funeral, and cemetery, and perpetual care trust
      investments....................................    43,601          --       71,100         --
    Increase in non-controlling interests in funeral,
      cemetery and perpetual care trusts.............    13,004          --       23,016         --
    Decrease in non-controlling interests in funeral,
      cemetery and perpetual care trusts upon
      fulfillment of pre-need contracts..............    10,946          --       23,881         --

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 9.  SUPPLEMENTARY FINANCIAL INFORMATION

    A summary of certain balance sheet accounts is as follows:

                                                          JUNE 19,     JANUARY 3,
                                                            2004          2004
                                                         -----------   -----------
                                                         (UNAUDITED)
Receivables, net of allowances:
  Customer receivables.................................    $ 55,242     $ 64,533
  Allowance for doubtful accounts......................     (11,235)     (10,013)
  Other................................................      11,061        4,222
                                                           --------     --------
                                                           $ 55,068     $ 58,742
                                                           ========     ========
Cemetery property:
  Developed land and lawn crypts.......................    $ 35,003     $ 34,934
  Undeveloped land.....................................      30,420       31,070
  Mausoleums...........................................      50,763       51,514
                                                           --------     --------
                                                           $116,186     $117,518
                                                           ========     ========
Property and equipment:
  Land.................................................    $169,323     $180,275
  Buildings and improvements...........................     354,340      356,082
  Automobiles..........................................      13,934       14,095
  Furniture, fixtures and equipment....................      48,004       46,016
  Computer hardware and software.......................      18,009       16,683
  Accumulated depreciation and amortization............     (68,225)     (56,130)
                                                           --------     --------
                                                           $535,385     $557,021
                                                           ========     ========
Other assets:
  Intangible assets....................................    $ 12,302     $ 10,912
  Deferred finance costs...............................       9,150        8,072
  Notes receivable.....................................       2,992        2,503
  Other................................................      10,673        9,415
                                                           --------     --------
                                                           $ 35,117     $ 30,902
                                                           ========     ========
Accounts payable and accrued liabilities:
  Trade payables.......................................    $ 16,251     $ 22,008
  Interest.............................................      12,249       15,048
  Accrued liabilities..................................      46,941       59,434
  Accrued taxes........................................      48,742       46,031
  Other................................................      12,677       11,808
                                                           --------     --------
                                                           $136,860     $154,329
                                                           ========     ========
Other liabilities:
  Notes payable........................................    $ 10,974     $  9,763
  Other................................................       8,599        5,697
                                                           --------     --------
                                                           $ 19,573     $ 15,460
                                                           ========     ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 9.  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

                                                              12 WEEKS ENDED          24 WEEKS ENDED
                                                           ---------------------   ---------------------
                                                           JUNE 19,    JUNE 14,    JUNE 19,    JUNE 14,
                                                             2004        2003        2004        2003
                                                           ---------   ---------   ---------   ---------
Other expense (income), net:
  For funeral, cemetery and perpetual care trust
    investments:
    Realized gains.......................................   $(1,192)     $  --     $ (1,855)     $  --
    Realized losses......................................       685         --          753         --
    Interest and dividend income.........................    (5,395)        --      (12,048)        --
    Trust investment expenses and income taxes...........     1,026         --        2,135         --
  Interest expense related to non-controlling interest in
    funeral and cemetery trusts..........................     3,662         --        8,153         --
  Non-controlling interest in perpetual care trusts......     1,214         --        2,862         --
  (Gain) loss on disposal of business and other assets...       138       (319)        (948)       (70)
  Other..................................................     2,185        (23)       2,173         26
                                                            -------      -----     --------      -----
                                                            $ 2,323      $(342)    $  1,225      $ (44)
                                                            =======      =====     ========      =====

    The trust investment and non-controlling interest balances do not have comparable 2003 balances due to the Company adopting FIN No. 46R at the beginning of its 2004 fiscal year on January 4, 2004.

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

FOR THE 12 WEEKS ENDED:                   FUNERAL     CEMETERY   INSURANCE    OTHER     CONSOLIDATED
-----------------------                  ----------   --------   ---------   --------   ------------
Revenue earned from external sales:
  June 19, 2004........................  $  108,070   $ 38,305   $ 17,705    $     --    $  164,080
  June 14, 2003........................     111,336     41,429     13,735          --       166,500

Earnings from operations:
  June 19, 2004........................  $   24,941   $  5,336   $    485    $ (9,559)   $   21,203
  June 14, 2003........................      22,187      6,808        514     (11,924)       17,585

Depreciation and amortization:
  June 19, 2004........................  $    5,553   $  2,769   $     28    $    712    $    9,062
  June 14, 2003........................       5,685      3,644         51         524         9,904

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 10.  SEGMENT REPORTING (CONTINUED)

FOR THE 24 WEEKS ENDED:                   FUNERAL     CEMETERY   INSURANCE    OTHER     CONSOLIDATED
-----------------------                  ----------   --------   ---------   --------   ------------
Revenue earned from external sales:
  June 19, 2004........................  $  232,053   $ 75,004   $ 36,110    $     --    $  343,167
  June 14, 2003........................     232,732     75,166     26,026          --       333,924

Earnings from operations:
  June 19, 2004........................  $   51,402   $ 10,598   $  1,387    $(21,257)   $   42,130
  June 14, 2003........................      50,471      9,794      1,103     (19,147)       42,221

Depreciation and amortization:
  June 19, 2004........................  $   11,124   $  5,706   $     74    $  1,419    $   18,323
  June 14, 2003........................      11,230      6,235         56       1,000        18,521

Total assets at:
  June 19, 2004 (unaudited)............  $1,193,330   $900,525   $496,134    $ 94,932    $2,684,921
  January 3, 2004......................   1,218,974    668,357    481,622      84,050     2,453,003

Goodwill at:
  June 19, 2004 (unaudited)............  $  321,476   $     --   $     --    $     --    $  321,476
  January 3, 2004......................     321,019         --         --          --       321,019

    The following table reconciles earnings from operations of reportable segments to total earnings from operations and identifies the components of "Other" segment earnings from operations:

                                                          12 WEEKS ENDED          24 WEEKS ENDED
                                                       ---------------------   ---------------------
                                                       JUNE 19,    JUNE 14,    JUNE 19,    JUNE 14,
                                                         2004        2003        2004        2003
                                                       ---------   ---------   ---------   ---------
Earnings from operations of funeral, cemetery and
  insurance segments.................................  $ 30,762    $ 29,509    $ 63,387    $ 61,368
Other expenses of operations:
  General and administrative expenses................    (9,559)    (11,924)    (21,257)    (19,147)
                                                       --------    --------    --------    --------
Total earnings from operations.......................  $ 21,203    $ 17,585    $ 42,130    $ 42,221
                                                       ========    ========    ========    ========

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

    Previously, the Company designated certain parcels of surplus real estate as held for sale, as they do not meet the Company's future geographic and strategic objectives. During the 12 weeks ended March 27, 2004, the Company determined that the carrying amounts of certain of these surplus parcels of real estate exceeded their fair market value, less estimated costs to sell. During the 12 weeks ended

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 11.  PROVISION FOR ASSET IMPAIRMENT (CONTINUED)
June 19, 2004, the Company removed certain locations from discontinued operations because they were no longer going to be sold, or were going to be sold for higher proceeds as real estate. As a result, the Company reversed $2,013,000 of long-lived asset impairment provision previously recognized in discontinued operations (2003 -- provision for asset impairment of $3,493,000). The Company has recorded a net long-lived asset impairment provision of $278,000 for the 24 weeks ended June 19, 2004 (2003 -- $3,576,000).

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

    During the 12 weeks ended June 14, 2003, the Company identified Security Plan Life Insurance Company as a non-strategic asset, because it was not part of the Company's pre-need funeral sales efforts. On June 17, 2004, the Company announced the signing of an agreement by its subsidiary Mayflower National Life Insurance Company to sell all the outstanding shares of Security Plan Life Insurance Company for $85,000,000 to Citizens Insurance Company of America. This transaction is conditional upon the parties having obtained all necessary approvals and consents from the applicable regulatory authorities. The Company currently expects the transaction to be concluded in October 2004. After payment of applicable taxes and expenses, and recapitalization of Mayflower National Life Insurance Company, the Company expects to realize net proceeds of approximately $50,000,000, which it expects will be used to further reduce long-term debt. On closing, the Company is expected to record a pre-tax gain on the sale of approximately $17,000,000.

    As at June 19, 2004, the Company had 59 funeral, 53 cemetery and four combination locations for disposal.

    The Company has classified all the locations identified for disposal as assets held for sale in the consolidated balance sheets and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition as income from discontinued operations. The Company has also reclassified the prior fiscal periods to reflect any comparative amounts on a similar basis. All discontinued operations financial information presented under the insurance segment relate to Security Plan Life Insurance Company.

    Discontinued operations consists of long-lived asset impairment provisions, gains and losses recorded on disposition, and operating results of the locations. FAS No. 144 requires that long-lived assets to be disposed of are to be recorded at the lower of carrying amount or fair market value, less estimated costs to sell. Depreciation and amortization is not recorded once an asset has been identified as held for sale. The fair market value was determined by specific offer or bid, or an estimate based on comparable recent sales

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 12. DISCONTINUED OPERATIONS OF ASSETS HELD FOR SALE (CONTINUED) transactions. Impairment provisions on assets previously identified as held for sale resulted from changes in previously estimated proceeds, net asset values and closing costs. The long-lived asset impairment provisions are based on management estimates. As a result, actual results could differ significantly from these estimates.

    The operating results of discontinued operations are summarized in the following table.

                                                            12 WEEKS ENDED          24 WEEKS ENDED
                                                         ---------------------   ---------------------
                                                         JUNE 19,    JUNE 14,    JUNE 19,    JUNE 14,
                                                           2004        2003        2004        2003
                                                         ---------   ---------   ---------   ---------
Revenue
  Funeral..............................................   $ 3,808     $ 8,538    $  8,621     $18,092
  Cemetery.............................................     4,141       7,895       8,323      13,859
  Insurance............................................    12,451      12,905      25,848      25,419
                                                          -------     -------    --------     -------
                                                          $20,400     $29,338    $ 42,792     $57,370
                                                          =======     =======    ========     =======
Gross margin
  Funeral..............................................   $   397     $   408    $    827     $ 1,146
  Cemetery.............................................       513       1,242         492         518
  Insurance............................................     2,374       2,404       5,181       4,916
                                                          -------     -------    --------     -------
                                                            3,284       4,054       6,500       6,580
Long-lived asset impairment on assets identified as
  held for sale........................................   (11,452)         37     (22,759)     (9,350)
Other income (expense), net............................     1,093       5,242       1,148       5,242
                                                          -------     -------    --------     -------
Income (loss) from discontinued operations,
  before tax...........................................    (7,075)      9,333     (15,111)      2,472
                                                          =======     =======    ========     =======
Depreciation and amortization included in gross margin
  of discontinued operations...........................   $   233     $ 1,115    $    453     $ 2,325
                                                          =======     =======    ========     =======

    Details of assets held for sale at June 19, 2004, are as follows:

                                                      FUNERAL    CEMETERY   INSURANCE    TOTAL
                                                      --------   --------   ---------   --------
Assets held for sale
  Current assets....................................  $  2,411   $ (1,787)  $  3,726    $  4,350
  Pre-need receivables and trust investments........    19,291     56,015         --      75,306
  Cemetery property.................................        --     18,695         --      18,695
  Property and equipment............................    29,363      8,264        995      38,622
  Insurance invested assets.........................        --         --    239,842     239,842
  Goodwill..........................................     5,210         --         --       5,210
  Cemetery perpetual care trust investments.........        --     26,832         --      26,832
  Other assets......................................   (15,285)   (20,981)    26,274      (9,992)
                                                      --------   --------   --------    --------
                                                      $ 40,990   $ 87,038   $270,837    $398,865
                                                      ========   ========   ========    ========
Liabilities associated with assets held for sale
  Current liabilities...............................  $    508   $    925   $  3,275    $  4,708
  Non-controlling interest in funeral and cemetery
    trusts..........................................    14,079     48,256         --      62,335
  Insurance policy liabilities......................        --         --    204,995     204,995
  Other liabilities.................................     4,209     10,493         --      14,702
                                                      --------   --------   --------    --------
                                                      $ 18,796   $ 59,674   $208,270    $286,740
                                                      ========   ========   ========    ========
Non-controlling interest in perpetual care trusts...  $     --   $ 26,709   $     --    $ 26,709
                                                      ========   ========   ========    ========

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 12.  DISCONTINUED OPERATIONS OF ASSETS HELD FOR SALE (CONTINUED)
    The non-controlling interest in perpetual care trusts of $260,482,000 included in the Company's consolidated balance sheet includes $26,709,000, which represents the non-controlling interest in perpetual care trusts for discontinued operations of assets held for sale.

    Details of assets held for sale at January 3, 2004, are as follows:

                                                       FUNERAL    CEMETERY   INSURANCE    TOTAL
                                                       --------   --------   ---------   --------
Assets held for sale
  Current assets.....................................  $ 2,843    $  2,555   $  3,033    $  8,431
  Pre-need contracts.................................   21,629      62,476         --      84,105
  Cemetery property..................................       --      23,960         --      23,960
  Property and equipment.............................   33,022      10,639        957      44,618
  Insurance invested assets..........................       --          --    242,917     242,917
  Goodwill...........................................    6,060          --         --       6,060
  Other assets.......................................   (8,615)    (14,346)    23,524         563
                                                       -------    --------   --------    --------
                                                       $54,939    $ 85,284   $270,431    $410,654
                                                       =======    ========   ========    ========
Liabilities associated with assets held for sale
  Current liabilities................................  $   894    $    713   $  2,509    $  4,116
  Deferred pre-need contract revenue.................   17,507      64,649         --      82,156
  Insurance policy liabilities.......................       --          --    203,766     203,766
  Other liabilities..................................      321       4,404         --       4,725
                                                       -------    --------   --------    --------
                                                       $18,722    $ 69,766   $206,275    $294,763
                                                       =======    ========   ========    ========

NOTE 13.  EARNINGS PER SHARE

    The basic and diluted earnings per share computations for net income (loss) were as follows:

                                                             12 WEEKS ENDED          24 WEEKS ENDED
                                                          ---------------------   ---------------------
                                                          JUNE 19,    JUNE 14,    JUNE 19,    JUNE 14,
                                                            2004        2003        2004        2003
                                                          ---------   ---------   ---------   ---------
Income (loss) (numerator):
Net income attributable to Common stockholders..........   $(6,476)    $ 6,873     $(1,639)    $13,573
                                                           =======     =======     =======     =======
Shares (denominator):
  Basic weighted average number of shares of Common
    stock outstanding (thousands).......................    39,997      39,971      39,993      39,963
  Effect of stock options assumed exercised.............       895          --         791          --
                                                           -------     -------     -------     -------
Diluted weighted average number of shares of Common
  stock outstanding (thousands).........................    40,892      39,971      40,784      39,963
                                                           =======     =======     =======     =======

    For the 12 and 24 weeks ended June 19, 2004, 1,849,000 employee and director stock options were dilutive to earnings and are included in the calculation of diluted earnings per share. Employee and director stock options to purchase 2,400,000 shares of Common stock were not included in the computation of diluted earnings per share, because they were anti-dilutive.

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 14.  SUBSEQUENT EVENT

OPTIONAL REPAYMENT OF LONG-TERM DEBT

    On June 29, 2004, and July 1, 2004, the Company optionally prepaid an aggregate principal amount of $15,000,000 of the Term Loan B from cash on hand.

TENDER OFFER AND CONSENT SOLICITATION

    On July 22, 2004, the Company commenced a cash tender offer (the "Tender Offer") and consent solicitation for any and all of its $320,752,000 outstanding principal amount of Seven-Year Unsecured Notes.

    The total consideration to be paid for each $1,000 principal amount of the Seven-Year Unsecured Notes validly tendered in the offer will be based on a fixed spread of 50 basis points over the yield to maturity on the price determination date of the 1.75% U.S. Treasury Note due December 31, 2004, and accrued and unpaid interest up to, but not including, the date of payment for the Seven-Year Unsecured Notes will also be paid. The price determination date will be August 5, 2004, unless the Company extends the expiration time of the Tender Offer prior to August 5, 2004, or after August 5, 2004 by more than three business days, in which case the new price determination date will be the tenth business day immediately preceeding the expiration time as so extended but no earlier than the first business day after public announcement of such extension.

    In connection with the Tender Offer, the Company is soliciting consents (the "Consent Solicitation" and, together with the Tender Offer, the "Offer") to certain proposed amendments to eliminate substantially all of the restrictive covenants, as well as certain events of default, in the indenture governing the Seven-Year Unsecured Notes. The Company is offering to make a consent payment which is included in the total consideration described above of $30.00 per $1,000 principal amount of Seven-Year Unsecured Notes to holders who validly tender their Seven-Year Unsecured Notes and deliver their consents at or prior to 5:00 p.m., New York City time, on August 4, 2004, unless extended
(the "Consent Payment Deadline"). Holders may not tender their Seven-Year Unsecured Notes without delivering consents or deliver consents without tendering their Seven-Year Unsecured Notes. The Tender Offer is scheduled to expire on August 18, 2004, unless extended or earlier terminated. However, no consent payments will be made in respect of Seven-Year Notes tendered after 5:00 p.m., New York City time on August 4, 2004. Tendered Seven-Year Unsecured Notes may not be withdrawn and consents may not be revoked after the Consent Payment Deadline.

    The Offer is subject to the satisfaction of certain conditions, including the receipt of financing and the receipt of consents of holders representing a majority in principal amount of the Seven-Year Unsecured Notes. Any extension, delay, termination or amendment of the Offer will be followed as promptly as practicable by a public announcement thereof.

NEW SENIOR UNSECURED NOTES

    The Company also announced on July 22, 2004, that it intends to offer up to $200,000,000 aggregate principal amount of new senior unsecured notes, due in 2012 in a transaction exempt from the registration requirements of the Securities Act of 1933 and that the Company is negotiating an amendment to the Credit Agreement. The Company expects the amendment to the Credit Agreement to
(i) increase the principal amount of term loan borrowings under the facility by $175,000,000, (ii) extend the term loan maturity and reduce the amortization payments, (iii) increase availability under the revolving portion of

                             ALDERWOODS GROUP, INC.

  (TABULAR AMOUNTS EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

NOTE 14.  SUBSEQUENT EVENT (CONTINUED)
the Credit Agreement from $50,000,000 to $75,000,000 and (iv) provide greater financial flexibility. The new senior unsecured notes to be offered have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The new senior unsecured notes will rank equally with any future unsecured indebtedness of the Company. The Company intends to use the net proceeds of the proposed offering, together with cash on hand and additional term loan borrowings pursuant to an amendment to the Credit Agreement, to repurchase the Seven-Year Unsecured Notes, and to repay all amounts outstanding under the Bridge Loan, and to pay related premiums, fees and expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Alderwoods Group, Inc. ("Alderwoods Group" and, together with its sudsidiaries unless the context otherwise requires, the "Company") is the second largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As of June 19, 2004, the Company operated
716 funeral homes, 130 cemeteries and 61 combination funeral homes and cemeteries throughout North America. As of June 14, 2003, the Company operated 753 funeral homes, 167 cemeteries and 61 combination funeral homes and cemeteries throughout North America and 39 funeral homes in the United Kingdom.

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

CRITICAL ACCOUNTING POLICIES

    Accounting policies that the Company believes are both most important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgments are described under
Item 7. "--Management's Discussion and Analysis of Financial Condition and Results of Operations" in Alderwoods Group's Annual Report on Form 10-K for the 53 weeks ended January 3, 2004, as filed with the U.S. Securities and Exchange Commission ("SEC").

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

RESULTS OF OPERATIONS

    Detailed below are the operating results of the Company for the 12 and 24 weeks ended June 19, 2004 and June 14, 2003. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of revenue.

    The following provides a detailed discussion of continuing operations, which consist of those business operations the Company owned and operated both for the entire current and prior fiscal quarters of fiscal 2004 and that the Company plans to retain, and those business operations that have been opened during either the current or prior fiscal quarters of fiscal 2004 and that the Company plans to retain. Discontinued operations consist of those business operations that have been sold or closed during either the current or prior fiscal quarters and the business operations that are currently being offered for sale.

    The operations of the Company comprise three business segments: funeral homes, cemeteries and insurance. Additional segment information is provided in
Note 10 of the Company's interim consolidated financial statements included in
Item 1 of this Quarterly Report on Form 10-Q.

12 WEEKS ENDED JUNE 19, 2004 COMPARED TO 12 WEEKS ENDED JUNE 14, 2003

                                                                       12 WEEKS ENDED
                                              -----------------------------------------------------------------
                                              JUNE 19, 2004    JUNE 14, 2003    JUNE 19, 2004    JUNE 14, 2003
                                              --------------   --------------   --------------   --------------
                                              (IN MILLIONS)    (IN MILLIONS)    (PERCENTAGES)    (PERCENTAGES)
Revenue
  Funeral...................................      $108.1           $111.3             65.9             66.9
  Cemetery..................................        38.3             41.5             23.3             24.9
  Insurance.................................        17.7             13.7             10.8              8.2
                                                  ------           ------            -----            -----
    Total...................................      $164.1           $166.5            100.0            100.0
                                                  ------           ------            -----            -----
Gross margin
  Funeral...................................      $ 22.9           $ 24.5             21.2             22.0
  Cemetery..................................         5.3              8.0             13.9             19.2
  Insurance.................................         0.5              0.5              2.7              3.7
                                                  ------           ------            -----            -----
    Total...................................        28.7             33.0             17.5             19.8
                                                  ------           ------            -----            -----
Expenses
  General and administrative................         9.5             11.9              5.8              7.2
  Provision for asset impairment............        (2.0)             3.5             (1.2)             2.1
                                                  ------           ------            -----            -----
Income from operations......................        21.2             17.6             12.9             10.5
Interest on long-term debt..................        14.5             18.4              8.8             11.1
Other expenses (income), net................         2.3             (0.3)             1.4             (0.2)
                                                  ------           ------            -----            -----
Income (loss) before income taxes...........         4.4             (0.5)             2.7             (0.4)
Income taxes................................         1.8              1.2              1.1              0.7
                                                  ------           ------            -----            -----
Net income (loss) from continuing
  operations................................         2.6             (1.7)             1.6             (1.1)
Income (loss) from discontinued operations,
  net of tax................................        (9.1)             8.6             (5.6)             5.2
                                                  ------           ------            -----            -----
Net income (loss)...........................      $ (6.5)          $  6.9             (4.0)             4.1
                                                  ======           ======            =====            =====

    Other information for the 12 weeks ended June 19, 2004, and 12 weeks ended June 14, 2003, is summarized in the following table.

CONTINUING OPERATIONS:                           JUNE 19, 2004    JUNE 14, 2003      INCREASE (DECREASE)
----------------------                           --------------   --------------   ------------------------
                                                                                   (AMOUNT)   (PERCENTAGES)
FUNERAL--OTHER INFORMATION
Number of funeral services performed...........       26,846           28,148       (1,302)       (4.6)

Average revenue per funeral service............      $ 4,026          $ 3,955       $   71         1.8

Pre-need funeral contracts written (in
  millions)....................................      $  44.8          $  36.2       $  8.6        23.9

Pre-need funeral conversion (percentages)......           26               25            1          --

CEMETERY--OTHER INFORMATION
Pre-need cemetery contracts written
  (in millions)................................      $  21.0          $  22.0       $ (1.0)       (4.3)

Number of cemetery interments..................       10,411           10,595         (184)       (1.7)

CONTINUING OPERATIONS

    As there have been no material acquisitions or construction of new locations in 2004 and 2003, results from continuing operations reflect those of "same site" locations.

    Consolidated revenue of $164.1 million for the 12 weeks ended June 19, 2004, decreased by $2.4 million, or 1.5%, compared to $166.5 million for the corresponding period in 2003, primarily as a result of decreases in the funeral and cemetery revenues, which were partially offset by an increase in insurance revenue. Consolidated gross margin as a percentage of revenue decreased to 17.5% for the 12 weeks ended June 19, 2004, from 19.8% for the corresponding period in 2003.

    Funeral revenue of $108.1 million for the 12 weeks ended June 19, 2004, decreased by $3.2 million, compared to $111.3 million for the corresponding period in 2003, primarily as a result of a decrease of 1,302, or 4.6%, in the number of funeral services performed, partially offset by an increase of $71, or 1.8%, in average revenue per funeral service performed. The increase in average revenue per funeral service performed was achieved through adjusting the pricing and mix of merchandise and services offered to customer families that were designed both to meet customer family needs and to increase revenues.

    The number of cremation services performed as a percentage of total services performed increased to 35% for the 12 weeks ended June 19, 2004, compared to 34% for the corresponding period in 2003. The Company believes that the increase in cremation revenue and the number of cremation services performed are due to the increasing customer preference for cremation services, as well as the Company's efforts to offer customer families a larger variety of cremation services and products. The number of cremation services performed may impact funeral revenue, as the average revenue per cremation service is typically lower than the average revenue for a traditional funeral service.

    Funeral gross margin as a percentage of revenue decreased to 21.2% for the 12 weeks ended June 19, 2004, compared to 22.0% for the corresponding period in 2003. The decrease in gross margin was primarily due to the decrease in funeral revenue, partially offset by decreases in benefits, operating and selling expenses. Due to the fixed nature of funeral costs over the short term, the Company believes that decreases in funeral revenue will not result in a corresponding decrease in funeral costs, which negatively impacts funeral gross margins.

    Pre-need funeral contracts written for the 12 weeks ended June 19, 2004, were $44.8 million, compared to $36.2 million for the corresponding period in 2003. The Company is continuing its program to increase pre-need sales. For the 12 weeks ended June 19, 2004, 26% of funeral volume was derived from backlog, compared to 25% for the corresponding period in 2003. The Company manages the cash impact of its pre-need funeral sales program primarily by offsetting direct costs, including commissions paid to counselors, with either general agency commissions received from third party and related insurance companies or amounts not required to be trusted. The Company believes that pre-need funeral sales are important, because generally over time, they build the foundation for future funeral revenue and are expected to generate positive cash flow when the funeral service is performed.

    Cemetery revenue of $38.3 million for the 12 weeks ended June 19, 2004, was $3.2 million, or 7.5%, lower than cemetery revenue for the corresponding period in 2003. The increases in at-need service revenue during the 12 weeks ended June 19, 2004, compared to the corresponding period in 2003, were more than offset by a decrease in other revenue because the Company recorded a one-time $3.9 million reversal of accrued perpetual care liabilities during the 12 weeks ended June 14, 2003.

    Cemetery gross margin as a percentage of revenue decreased to 13.9% for the 12 weeks ended June 19, 2004, compared to 19.2% for the corresponding period in 2003, primarily as a result of the decrease in cemetery revenue.

    Pre-need cemetery contracts written for the 12 weeks ended June 19, 2004, were $21.0 million, $1.0 million lower than for the corresponding period in 2003. The decrease in pre-need cemetery contracts written was primarily due to the decrease in pre-need space sales. For the 12 weeks ended June 19, 2004, 66% of interments were at-need and 34% were pre-need fulfillments. Pre-need cemetery sales may initially decrease cash flows if the amount of cash initially collected is insufficient to cover the amount required to be trusted, and sales commissions and other direct costs paid out. However, this cash flow impact is not expected to be significant, as the Company sets minimum down payments, maximum terms and sales commission rates to maximize cash flow. The Company believes that pre-need cemetery sales are important, because generally over time, they generate positive cash flow and build the foundation for future cemetery revenue.

    Insurance revenue for the 12 weeks ended June 19, 2004, increased
$4.0 million, or 28.9%, compared to the corresponding period in 2003, primarily due to increases in premium and investment income. Insurance premium revenue is up in 2004 primarily due to the impact of the Company's subsidiary, Rose Hills, beginning to sell the Company's insurance products. Insurance premiums are dependent on insurance production, as increases in insurance production generate increased insurance premiums over time. Insurance production, which represents the insurance segment's participation in the Company's pre-need funeral contracts for the 12 weeks ended June 19, 2004, was $24.9 million compared to $15.0 million for corresponding period in 2003. Insurance gross margin as a percentage of revenue decreased to 2.7% for the 12 weeks ended June 19, 2004, compared to 3.7% for the corresponding period in 2003, primarily due to the cost increase, particularly policy reserves, being at a rate higher than that of the revenue increase. The Company expects the insurance gross margin percentage to grow modestly over the near term.

    Interest expense on long-term debt for the 12 weeks ended June 19, 2004, was $14.5 million, a decrease of $3.9 million compared to the corresponding period in 2003, reflecting the effect of lower effective interest rates and debt repayments made by the Company during 2003 and the 12 weeks ended June 19, 2004, which were partially offset by a premium of $1.1 million included in interest expense for the 12 weeks ended June 19, 2004, as a result of the repurchase of the principal amount of $9.3 million of the 12.25% Senior unsecured notes, due in 2009. As a result of the debt reduction and lower rates of interest on the Company's remaining debt, the Company expects interest expense in 2004 to decline compared to 2003.

    General and administrative expenses for the Company for the 12 weeks ended June 19, 2004, were $9.5 million, or 5.8% of consolidated revenue, compared to $11.9 million, or 7.2% of consolidated revenue for the corresponding period in 2003. During the 12 weeks ended June 19, 2004, a $0.9 million legal claim accrual was reversed, as the Company obtained approvals for insurance coverage for these costs. In addition, general and administrative expenses were reduced by $1.2 million for corporate receivable recoveries that were previously fully reserved against.

    Income tax expense for the 12 weeks ended June 19, 2004, was $1.8 million compared to $1.2 million for the corresponding period in 2003. The effective rate of tax was 39.9% for the 12 weeks ended June 19, 2004, compared to 238.6% for the 12 weeks ended June 14, 2003. For the 12 weeks ended June 19, 2004, and June 14, 2003, the effective tax rate varied from the statutory tax rate, primarily because the losses incurred in certain jurisdictions did not offset the tax expenses in profitable jurisdictions. Future income and losses may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at June 19, 2004. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease reflecting realization of the benefits of tax assets that had a corresponding valuation allowance established on January 2, 2002, would be treated as a reduction of goodwill established on January 2, 2002, with any excess over the value assigned to such goodwill recognized as a capital transaction.

    Previously, the Company designated certain parcels of surplus real estate as probable for sale, because these parcels do not meet the Company's future geographic and strategic objectives. The Company recorded a $0.4 million gain on sale on the disposition of surplus real estate for the 12 weeks ended June 19, 2004. During the 12 weeks ended June 19, 2004, the Company removed certain locations from discontinued operations because they were no longer going to be sold, or were going to be sold for higher proceeds as real estate. As a result, the Company reversed $2.0 million of long-lived asset impairment provision previously recognized in discontinued operations.

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

    During the 12 weeks ended June 19, 2004, the continuation of the sales process for the funeral and cemetary locations resulted in changes to the composition of various bid packages. Although the overall expected proceeds did not change significantly, the changes in the various packages caused the Company to re-evaluate the long-lived asset impairment provision on a package by package basis. As a result, the Company was required to record a long-lived asset impairment provision of $11.5 million within discontinued operations for the 12 weeks ended June 19, 2004, primarily because unrealized gains associated with properties in the original packages were no longer available to offset these impairment amounts. Provided that the properties are ultimately sold for estimated proceeds, accumulated unrealized gains of approximately $13 million will be included in income upon disposition.

    The Company has classified all the locations identified for disposal as assets held for sale in the consolidated balance sheets and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition as income from discontinued operations. Depreciation and amortization is not recorded once an asset has been identified as held for sale. The Company has also reclassified the prior fiscal periods to reflect any comparative amounts on a similar basis. All discontinued operations financial information presented under the insurance segment relate to Security Plan
Life Insurance Company.

    During the 12 weeks ended June 19, 2004, the Company closed five funeral locations and sold one funeral and eight cemetery locations for gross proceeds of $0.9 million.

24 WEEKS ENDED JUNE 19, 2004 COMPARED TO 24 WEEKS ENDED JUNE 14, 2003 (CONTINUED)
                                                               24 WEEKS ENDED
                                              -------------------------------------------------
                                              JUNE 19,     JUNE 14,     JUNE 19,     JUNE 14,
                                                2004         2003        2004         2003
                                              ----------   ----------   ----------   ----------
                                                 (IN          (IN       (PERCENTAGES) (PERCENTAGES)
                                              MILLIONS)    MILLIONS)

Revenue
  Funeral...................................    $232.1       $232.7        67.6         69.7
  Cemetery..................................      75.0         75.2        21.9         22.5
  Insurance.................................      36.1         26.0        10.5          7.8
                                                ------       ------       -----        -----
    Total...................................    $343.2       $333.9       100.0        100.0
                                                ------       ------       -----        -----
Gross margin
  Funeral...................................    $ 51.9       $ 52.8        22.4         22.7
  Cemetery..................................      10.3         11.0        13.8         14.7
  Insurance.................................       1.4          1.1         3.8          4.2
                                                ------       ------       -----        -----
    Total...................................      63.6         64.9        18.6         19.4
                                                ------       ------       -----        -----
Expenses
  General and administrative................      21.2         19.1         6.2          5.7
  Provision for asset impairment............       0.3          3.6         0.1          1.1
                                                ------       ------       -----        -----
Income from operations......................      42.1         42.2        12.3         12.6
Interest on long-term debt..................      20.7         37.3         6.0         11.2
Other expenses (income), net................       1.2           --         0.4           --
                                                ------       ------       -----        -----
Income before income taxes..................      20.2          4.9         5.9          1.4
Income taxes................................       7.8         (7.9)        2.3         (2.4)
                                                ------       ------       -----        -----
Net income from continuing operations.......      12.4         12.8         3.6          3.8
Income (loss) from discontinued operations,
  net of tax................................     (14.0)         0.8        (4.1)         0.2
                                                ------       ------       -----        -----
Net income..................................    $ (1.6)      $ 13.6        (0.5)         4.0
                                                ======       ======       =====        =====

    Other information for the 24 weeks ended June 19, 2004, and 24 weeks ended June 14, 2003, is summarized in the following table.

CONTINUING OPERATIONS:                           JUNE 19, 2004    JUNE 14, 2003      INCREASE (DECREASE)
----------------------                           --------------   --------------   ------------------------
                                                                                   (AMOUNT)   (PERCENTAGES)
FUNERAL--OTHER INFORMATION
Number of funeral services performed...........       57,893           59,473       (1,580)        (2.7)
Average revenue per funeral service............      $ 4,008          $ 3,913       $   95          2.4
Pre-need funeral contracts written
  (in millions)................................      $  85.7          $  75.4       $ 10.3         13.7
Pre-need funeral conversion (percentages)......           26               25            1           --

CEMETERY--OTHER INFORMATION
Pre-need cemetery contracts written
  (in millions)................................      $  39.3          $  37.8       $  1.5          3.9
Number of cemetery interments..................       22,638           22,076          562          2.5

    Consolidated revenue of $343.2 million for the 24 weeks ended June 19, 2004, increased by $9.3 million, or 2.8%, compared to $333.9 million for the corresponding period in 2003, primarily as a result of the increase in insurance revenue. Consolidated gross margin as a percentage of revenue decreased to 18.6% for the 24 weeks ended June 19, 2004, from 19.4% for the corresponding period in 2003.

    Funeral revenue of $232.1 million for the 24 weeks ended June 19, 2004, decreased by $0.6 million, compared to $232.7 million for the corresponding period in 2003, primarily as a result of a decrease of 1,580, or 2.7%, in the number of funeral services performed, partially offset by an increase of $95, or 2.4%, in average revenue per funeral service performed. The increase in average revenue per funeral service performed was achieved through adjusting the pricing and mix of merchandise and services offered to customer families that were designed both to meet customer family needs and to increase revenues.

    The number of cremation services performed as a percentage of total services performed increased to 35% for the 24 weeks ended June 19, 2004, compared to 34% for the corresponding period in 2003. The Company believes that the increase in cremation revenue and the number of cremation services performed are due to the increasing customer family preference for cremation services, as well as the Company's efforts to offer customer families a larger variety of cremation services and products. The number of cremation services performed may impact funeral revenue, as the average revenue per cremation service is typically lower than the average revenue for traditional funeral services.

    Funeral gross margin as a percentage of revenue decreased slightly to 22.4% for the 24 weeks ended June 19, 2004, compared to 22.7% for the corresponding period in 2003. The decrease in gross margin was primarily due to the decrease in funeral revenue and increases in cost of goods sold, wages, and facilities costs, partially offset by decreases in benefits, and selling expenses. Due to the fixed nature of funeral costs over the short term, the Company believes that decreases in funeral revenue will not result in a corresponding decrease in funeral costs, which negatively impacts funeral gross margins.

    Pre-need funeral contracts written for the 24 weeks ended June 19, 2004, were $85.7 million, compared to $75.4 million for the corresponding period in 2003. The Company is continuing its program to increase pre-need sales. For the 24 weeks ended June 19, 2004, 26% of funeral volume was derived from backlog, compared to 25% for the corresponding period in 2003. The Company manages the cash impact of its pre-need funeral sales program primarily by offsetting direct costs, including commissions paid to counselors, with either general agency commissions received from third party and related insurance companies or amounts not required to be trusted. The Company believes that pre-need funeral sales are important, because generally over time, they build the foundation for future funeral revenue and are expected to generate positive cash flow when the funeral service is performed.

    Cemetery revenue of $75.0 million for the 24 weeks ended June 19, 2004, was $0.2 million, or 0.2%, lower than cemetery revenue for the corresponding period in 2003. Increases in pre-need space and at-need service revenue during the 24 weeks ended June 19, 2004, compared to the corresponding period in 2003, were more than offset by a decrease in other revenue because the Company recorded a one-time $3.9 million reversal of accrued perpetual care liabilities during the 24 weeks ended June 14, 2003.

    Cemetery gross margin as a percentage of revenue decreased to 13.8% for the 24 weeks ended June 19, 2004, compared to 14.7% for the corresponding period in 2003, primarily as a result of the slight decrease in cemetery revenue and increase in advertising and promotion, facilities, and selling expenses, partially offset by decreases in cost of goods sold and wages.

    Pre-need cemetery contracts written for the 24 weeks ended June 19, 2004, were $39.3 million, $1.5 million higher than for the corresponding period in 2003. For the 24 weeks ended June 19, 2004, 67% of interments were at-need and 33% were pre-need fulfillments. Pre-need cemetery sales may initially decrease cash flows if the amount of cash initially collected is insufficient to cover the amount required to be trusted, and sales commissions and other direct costs paid out. However, this cash flow impact is not expected to be significant, as the Company sets minimum down payments, maximum terms and sales commission rates to maximize cash flow. The Company believes that pre-need cemetery sales are important, because generally over time, they generate positive cash flow and build the foundation for future cemetery revenue.

    Insurance revenue for the 24 weeks ended June 19, 2004, increased
$10.1 million, or 38.7%, compared to the corresponding period in 2003, primarily due to increases in premium and investment income. Insurance premium revenue is up in 2004 primarily due to the impact of the Company's subsidiary,

Rose Hills, beginning to sell the Company's insurance products. Insurance premiums are dependent on insurance production, as increases in insurance production generate increased insurance premiums over time. Insurance production, which represents the insurance segment's participation in the Company's pre-need funeral contracts for the 24 weeks ended June 19, 2004, was $47.7 million compared to $30.0 million for corresponding period in 2003. Insurance gross margin as a percentage of revenue decreased to 3.8% for the 24 weeks ended June 19, 2004, compared to 4.2% for the corresponding period in 2003, primarily due to the cost increase, particularly policy reserves, being at a rate higher than that of the revenue increase. The Company expects the insurance gross margin percentage to grow modestly over the near term.

    Interest expense on long-term debt for the 24 weeks ended June 19, 2004, was $20.7 million, a decrease of $16.6 million compared to the corresponding period in 2003, reflecting the effect of lower effective interest rates and debt repayments made by the Company during 2003 and the 24 weeks ended June 19, 2004. In addition, an unamortized premium of $7.2 million was credited to interest expense for the 24 weeks ended June 19, 2004, as a result of the early retirement of the 12.25% Convertible subordinated notes, due in 2012, partially offset by a premium of $1.1 million included in interest expense, as a result of the repurchase of the principal amount of $9.3 million of the 12.25% Senior unsecured notes, due in 2009. As a result of the debt reduction and lower rates of interest on the Company's remaining debt, the Company expects interest expense in 2004 to decline compared to 2003.

    General and administrative expenses for the Company for the 24 weeks ended June 19, 2004, were $21.2 million, or 6.2% of consolidated revenue, compared to $19.1 million, or 5.7% of consolidated revenue for the corresponding period in 2003. During the 24 weeks ended June 19, 2004, a $0.9 million legal claim accrual was reversed, as the Company obtained approvals for insurance coverage for these costs, and $1.2 million for corporate receivable recoveries that were previously fully reserved against. During the 24 weeks ended June 14, 2003, general and administrative expenses were reduced by $5.0 million, as a result of a legal claim settlement.

    Income tax expense for the 24 weeks ended June 19, 2004, was $7.8 million compared to income tax benefit of $7.9 million for the corresponding period in 2003. The effective rate of tax was 38.5% for the 24 weeks ended June 19, 2004, compared to the effective tax benefit rate of 158.9% for the 24 weeks ended
June 14, 2003. For the 24 weeks ended June 19, 2004, the effective tax rate varied from the statutory tax rate, because losses incurred in certain jurisdictions did not offset the tax expenses in profitable jurisdictions, which were partially offset by the favorable settlement of income tax audits of $0.6 million. For the 24 weeks ended June 14, 2003, the effective income tax rate varied from the statutory rate, primarily because of a $9.7 million favorable settlement of a federal income tax audit, and the effect of losses from discontinued operations more than offsetting income from continuing operations. Future income and losses may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at June 19, 2004. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease reflecting realization of the benefits of tax assets that had a corresponding valuation allowance established on January 2, 2002, would be treated as a reduction of goodwill established on January 2, 2002, with any excess over the value assigned to such goodwill recognized as a capital transaction.

    Previously, the Company designated certain parcels of surplus real estate as probable for sale, because these parcels do not meet the Company's geographic and strategic objectives. The Company recorded a $1.5 million gain on sale on the disposition of surplus real estate for the 24 weeks ended June 19, 2004. During the 12 weeks ended March 27, 2004, the Company determined that the carrying amounts of certain of these parcels of the surplus real estate exceeded their fair market value, less estimated costs to sell. During the 12 weeks ended June 19, 2004, the Company removed certain locations from discontinued operations because they were no longer going to be sold, or were going to be sold for higher proceeds as real estate. As a result, the Company reversed
$2.0 million of long-lived asset impairment provision previously recognized in discontinued operations. The Company has recorded a net long-lived asset impairment provision of $0.3 million for the 24 weeks ended June 19, 2004. As of June 19, 2004, the carrying value of real estate held in continuing operations as probable for sale was $16.4 million.

    At December 31, 2001, the Company had accrued $57.1 million of reorganization costs related to costs incurred during the predecessor company's reorganization, as well as costs incurred in connection with the actual emergence and various related activities. As of June 19, 2004, the balance of $12.6 million of reorganization costs, primarily consisting of accruals for a trustee fee dispute and legal fee reimbursements, has been included in accounts payable and accrued liabilities.

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

    During the 12 weeks ended June 14, 2003, the Company identified Security Plan Life Insurance Company as a non-strategic asset as it did not support the Company's pre-need funeral sales efforts. On June 17, 2004, the Company announced the signing of an agreement by its subsidiary Mayflower National Life Insurance Company to sell all the outstanding shares of Security Plan Life Insurance Company for $85.0 million to Citizens Insurance Company of America. This transaction is conditional upon the parties having obtained all necessary approvals and consents from the applicable regulatory authorities. The Company currently expects the transaction to be concluded in October 2004. On closing, the Company is expected to record a pre-tax gain on the sale of approximately $17.0 million.

    During the 12 weeks ended March 27, 2004, the Company reduced its estimated proceeds on the group of assets held for sale and as a result recorded an $11.3 million long-lived asset impairment provision. During the 12 weeks ended
June 19, 2004, the continuation of the sales process for the funeral and cemetery locations resulted in changes to the composition of various bid packages. Although the overall expected proceeds did not change significantly, the changes in the various packages caused the Company to re-evaluate the long-lived asset impairment provision on a package by package basis. As a result, the Company was required to record a long-lived asset impairment provision of $11.5 million within discontinued operations for the 12 weeks ended June 19, 2004, primarily because unrealized gains associated with properties in the original packages were no longer available to offset these impairment amounts. Provided that the properties are ultimately sold for estimated proceeds, accumulated unrealized gains of approximately $13 million will be included in income upon disposition. Accordingly, the Company has recorded an aggregate $22.8 million long-lived asset impairment provision within discontinued operations for the 24 weeks ended June 19, 2004.

    As at June 19, 2004, the Company had 59 funeral, 53 cemetery and four combination locations for disposal.

    The Company has classified all the locations identified for disposal as assets held for sale in the consolidated balance sheets and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition as income from discontinued operations. Depreciation and amortization is not recorded once an asset has been identified as held for sale. The Company has also reclassified the prior fiscal periods to reflect any comparative amounts on a similar basis. All discontinued operations financial information presented under the insurance segment relate to Security Plan
Life Insurance Company.

    During the 24 weeks ended June 19, 2004, the Company closed eight funeral locations and sold six funeral and 19 cemetery locations for gross proceeds of $3.2 million.

COMPARABILITY OF BALANCE SHEET INFORMATION

    The Company has reclassified amounts receivable from third-party insurance receivables with an equal and offsetting amount of deferred pre-need funeral contract revenue. Accordingly, set forth below is the effect of this reclassification on total assets for the Company as of January 3, 2004, December 28, 2002, and December 31, 2001. Prior to December 31, 2001, the predecessor company did not include amounts receivable from third-party insurance companies in its consolidated balance sheets.

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

PRE-NEED FUNERAL AND CEMETERY BACKLOG FOR CONTINUING OPERATIONS

    The Company's backlog represents pre-need funeral and cemetery arrangements with customer families. These arrangements are subject to trust or insurance funding requirements. The activities in the Company's funeral backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

                                                    12 WEEKS ENDED            24 WEEKS ENDED
                                                -----------------------   -----------------------
                                                 JUNE 19,     JUNE 14,     JUNE 19,     JUNE 14,
                                                   2004         2003         2004         2003
                                                ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
Funeral backlog:
  Beginning balance...........................  $1,231,661   $1,148,848   $1,213,263   $1,140,801
  Sales, net of cancellations.................      45,473       37,882       77,511       71,446
  Maturities..................................     (20,927)     (28,811)     (54,922)     (58,049)
  Net increase in insurance benefits and
    earnings realized on funeral trust
    balances..................................      (1,546)       8,977        6,382       18,009
  Change in cancellation reserve..............       1,556       (5,638)         725       (7,300)
  Dispositions and other......................      (8,640)       1,510        4,618       (2,139)
                                                ----------   ----------   ----------   ----------
  Ending balance..............................  $1,247,577   $1,162,768   $1,247,577   $1,162,768
                                                ==========   ==========   ==========   ==========
Trust funded..................................  $  371,079   $  359,907   $  371,079   $  359,907
Third party insurance companies...............     628,762      630,836      628,762      630,836
Subsidiary insurance companies................     247,736      172,025      247,736      172,025
                                                ----------   ----------   ----------   ----------
                                                $1,247,577   $1,162,768   $1,247,577   $1,162,768
                                                ==========   ==========   ==========   ==========

    The activities in the Company's cemetery backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

                                                    12 WEEKS ENDED            24 WEEKS ENDED
                                                -----------------------   -----------------------
                                                 JUNE 19,     JUNE 14,     JUNE 19,     JUNE 14,
                                                   2004         2003         2004         2003
                                                ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
Cemetery backlog:
  Beginning balance...........................  $  261,604   $  248,150   $  260,659   $  249,051
  Sales, net of cancellations.................      19,024       21,361       36,112       36,871
  Maturities..................................     (18,396)     (18,482)     (35,565)     (33,756)
  Earnings realized on cemetery trust
    balances..................................       2,024          (56)       2,814          (53)
  Change in cancellation reserve..............        (161)       1,516          125          376
  Dispositions and other......................          --       10,009           --       10,009
                                                ----------   ----------   ----------   ----------
  Ending balance..............................  $  264,145   $  262,498   $  264,145   $  262,498
                                                ==========   ==========   ==========   ==========

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

    The Company derives the majority of its cash from at-need funeral and cemetery revenue. Cash flow is also impacted by the funeral and cemetery pre-need activities. Pre-need funeral and cemetery activities are discussed in detail in Item 1 "Business" in Alderwoods Group's Annual Report on Form 10-K for the 53 weeks ended January 3, 2004, as filed with the SEC, and Notes 3 and 4 to the Company's interim consolidated financial statements included in Item 1 of
Part I of this Quarterly Report on Form 10-Q.

    Net cash from continuing operating activities was $31.9 million for the 12 weeks ended June 19, 2004, compared to $50.8 million for the corresponding period in 2003. The decrease is primarily due to the decrease of $10.8 million in withdrawals of excess funds from funeral and cemetery trusts. The initiative to withdraw excess trust funds was substantially completed in 2003, and the Company does not expect further excess trust funds to be significant.

    Net cash from continuing operating activities was $36.0 million for the 24 weeks ended June 19, 2004, compared to $75.5 million for the corresponding period in 2003. The decrease is primarily due to the decrease of $19.0 million in withdrawals of excess funds from funeral and cemetery trusts. In addition, for the 24 weeks ended June 19, 2003, there was a $7.5 million cash receipt of a legal claim settlement.

    The Company's insurance subsidiaries are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company and its other subsidiaries. Dividends, of which none were declared for the 12 and 24 weeks ended June 19, 2004, are only distributable after regulatory approval is obtained. The cash inflows from operations of the insurance subsidiaries are primarily generated from insurance premiums, all of which are invested in insurance invested assets.

    Net cash used by continuing investing activities was $8.3 million for the 12 weeks ended June 19, 2004, compared to $8.1 million for the corresponding period in 2003. The Company has entered into an agreement to purchase a building to replace an administration office that is currently leased. The total capital expenditure for this building during 2004, including renovation costs, is expected to be $4.0 million, which will increase annual depreciation expense by approximately $0.2 million and reduce annual lease expense by approximately
$0.3 million.

    Net cash used by continuing investing activities was $10.0 million for the 24 weeks ended June 19, 2004, compared to $12.5 million for the corresponding period in 2003, primarily due to the increase of $7.1 million in proceeds on disposition of business assets, partially offset by increases in purchase of property and equipment and net purchase of insurance invested assets.

    Net cash used by continuing financing activities was $18.2 million for the 12 weeks ended June 19, 2004, compared to $54.9 million for the corresponding period in 2003. The decrease was primarily due to the higher net repayment of debt during the corresponding period in 2003.

    Net cash used by continuing financing activities was $27.5 million for the 24 weeks ended June 19, 2004, compared to $66.4 million for the corresponding period in 2003. The decrease was primarily due to the higher net repayment of debt during the corresponding period in 2003.

    The net increase in cash from discontinued operations was $7.3 million for the 12 weeks ended June 19, 2004, due to cash from operations of $7.1 million and cash from investing activities of $0.3 million, partially offset by cash used by financing activities of $0.1 million.

    The net increase in cash from discontinued operations was $8.1 million for the 24 weeks ended June 19, 2004, due to cash from operations of $8.8 million.

    The Company expects to complete the sale of Security Plan Life Insurance Company in October 2004 for gross proceeds of $85.0 million. The Company expects to record a pre-tax gain on the sale of approximately $17 million, and after payment of applicable taxes and expenses, and recapitalization of Mayflower National Life Insurance Company, realize net proceeds of approximately
$50 million which it expects will be used to further reduce long-term debt.

    The Company expects to complete the sale of its funeral and cemetery locations held for sale in 2004, with the majority of expected proceeds of approximately $40 million used to further reduce long-term debt. As of June 19, 2004, the carrying value of the funeral and cemetery assets to be disposed of were approximately $27 million. Actual amounts could significantly differ from these estimates, as the assets held for sale and proceeds may change as a result of further negotiations with potential buyers.

    As of June 19, 2004, the Company's cash balance was $48.2 million and the amount available under the Credit Agreement's $50.0 million revolving credit facility was $50.0 million, less $11.1 million in outstanding letters of credit. As of June 19, 2004, the Company's debt repayment obligation over the next
12 months is $31.5 million and aggregates $594.6 million over the next five years. The Company believes that the Revolving Credit Facility (as defined below), together with existing cash, cash flow from operations and expected cash proceeds from the sale of discontinued operations, will be sufficient to meet the Company's anticipated capital expenditures, working capital requirements and debt repayment obligations in both the near and intermediate terms. Subsequent to June 19, 2004, as described below and in Note 14 to the Company's interim consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, the Company has taken certain steps to refinance its indebtedness.

LONG-TERM INDEBTEDNESS

    The change in the Company's carrying amounts of long-term indebtedness is as follows:

                                                           LONG-TERM                           LONG-TERM
                                                         INDEBTEDNESS                        INDEBTEDNESS
                                                        CARRYING VALUE      NET INCREASE    CARRYING VALUE
ISSUE                                                   JANUARY 3, 2004      (DECREASE)      JUNE 19, 2004
-----                                                  -----------------   --------------   ---------------
                                                         (IN MILLIONS)     (IN MILLIONS)     (IN MILLIONS)
Senior secured Term Loan B due in 2008 (a)...........       $245.9             $ (9.2)          $236.7
Subordinated bridge loan due in 2005 (a) (b).........           --               24.7             24.7
12.25% Senior unsecured notes due in 2009 (c)........        330.0               (9.3)           320.7
12.25% Convertible subordinated notes due in
  2012 (b)...........................................         31.9              (31.9)              --
Promissory notes and capitalized obligations (d).....         23.1               (9.2)            13.9
                                                            ------             ------           ------
  Carrying amounts...................................       $630.9             $(34.9)          $596.0
                                                            ======             ======           ======

------------------------

(a) On September 17, 2003, the Company entered into a new $325.0 million senior secured facility (the "Credit Agreement"), which was funded on September 29, 2003, and included a $275.0 million term loan (the "Term Loan B") and a $50.0 million revolving credit facility (the "Revolving Credit Facility") to replace its previous credit facility. The Revolving Credit Facility includes $20.0 million available in the form of letters of credit. On January 23, 2004, the Company amended the Credit Agreement to permit
    (i) the repayment of the 12.25% Convertible subordinated notes, due in 2012,
    (ii) the borrowing of up to $25.0 million of additional term loans to redeem a portion of the Company's 12.25% Senior unsecured notes, due in 2009, or to repay the new subordinated bridge loan, due in 2005 (the "Bridge Loan") entered into on January 23, 2004, and (iii) reduce the applicable Term
    Loan B interest rate by 0.50% from LIBOR, plus 3.25% to LIBOR, plus 2.75%, or base rate, plus 2.25% to base rate, plus 1.75%. The Company repaid
    $9.2 million of the Term Loan B during the 24 weeks ended June 19, 2004.

(b) The Bridge Loan was used to fully redeem all outstanding principal amounts and accrued interest under the 12.25% Convertible subordinated notes due in 2012.

(c) On April 21, 2004, the Company repurchased the principal amount of $9.3 million of the 12.25% Senior unsecured notes, due in 2009, at a premium of $1.1 million, plus accrued interest.

(d) The change represents the net amount of repayments, increases in debt, foreign exchange and other adjustments.

    On June 29, 2004, and July 1, 2004, the Company optionally prepaid an aggregate principal amount of $15.0 million of the Term Loan B from cash on hand.

    On July 22, 2004, the Company commenced a cash tender offer (the "Tender Offer") and consent solicitation for any and all of its $320.8 million outstanding principal amount of 12.25% Senior secured notes, due in 2009 (the "Seven-Year Unsecured Notes").

    The total consideration to be paid for each $1,000 principal amount of the Seven-Year Unsecured Notes validly tendered in the offer will be based on a fixed spread of 50 basis points over the yield to maturity on the price determination date of the 1.75% U.S. Treasury Note due December 31, 2004, and accrued and unpaid interest up to, but not including, the date of payment for the Seven-Year Unsecured Notes will also be paid. The price determination date will be August 5, 2004, unless the Company extends the expiration time of the Tender Offer prior to August 5, 2004, or after August 5, 2004 by more than three business days, in which case the new price determination date will be the tenth business day immediately preceeding the expiration time as so extended but no earlier than the first business day after public announcement of such extension.

    In connection with the Tender Offer, the Company is soliciting consents (the "Consent Solicitation" and, together with the Tender Offer, the "Offer") to certain proposed amendments to eliminate substantially all of the restrictive covenants, as well as certain events of default, in the indenture governing the Seven-Year Unsecured Notes. The Company is offering to make a consent payment which is included in the total consideration described above of $30.00 per $1,000 principal amount of Seven-Year Unsecured Notes to holders who validly tender their Seven-Year Unsecured Notes and deliver their consents at or prior to 5:00 p.m., New York City time, on August 4, 2004, unless extended (the "Consent Payment Deadline"). Holders may not tender their Seven-Year Unsecured Notes without delivering consents or deliver consents without tendering their Seven-Year Unsecured Notes. The Tender Offer is scheduled to expire on
August 18, 2004, unless extended or earlier terminated. However, no consent payments will be made in respect of Seven-Year Notes tendered after 5:00 p.m., New York City time on August 4, 2004. Tendered Seven-Year Unsecured Notes may not be withdrawn and consents may not be revoked after the Consent Payment Deadline.

    The Offer is subject to the satisfaction of certain conditions, including the receipt of financing and the receipt of consents of holders representing a majority in principal amounts of the Seven-Year Unsecured Notes. Any extension, delay, termination or amendment of the Offer will be followed as promptly as practicable by a public announcement thereof.

    The Company also announced on July 22, 2004, that it intends to offer up to $200.0 million aggregate principal amount of new senior unsecured notes, due in 2012 in a transaction exempt from the registration requirements of the Securities Act of 1933 and that the Company is negotiating an amendment to the Credit Agreement. The Company expects the amendment to the Credit Agreement to
(i) increase the principal amount of term loan borrowings under the facility by $175.0 million, (ii) extend the term loan maturity and reduce the amortization payments, (iii) increase availability under the revolving portion of the Credit Agreement from $50.0 million to $75.0 million and (iv) provide greater financial flexibility. The new senior unsecured notes to be offered have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The new senior unsecured notes will rank equally with any future unsecured indebtedness of the Company. The Company intends to use the net proceeds of the proposed offering, together with cash on hand and additional term loan borrowings pursuant to an amendment to the Credit Agreement, to repurchase the Seven-Year Unsecured Notes, and to repay all amounts outstanding under the Bridge Loan, and to pay related premiums, fees and expenses.

    The Credit Agreement, the Bridge Loan, and the Seven-Year Unsecured Notes are guaranteed by substantially all of the Company's wholly-owned
U.S. subsidiaries, other than the Company's insurance subsidiaries and certain other excluded subsidiaries. Alderwoods Group, Inc., the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several.

    Financial covenants under the Credit Agreement require the Company to maintain a minimum interest coverage ratio and fixed charge coverage ratio, and not to exceed a maximum leverage ratio. As of June 19, 2004, the Company met all of the financial covenants required by the Credit Agreement.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following table details the Company's contractual obligations of continuing and discontinued operations as of June 19, 2004. Significant changes to long-term debt are discussed above under "Long-Term Indebtedness."

                                                                       PAYMENTS DUE BY PERIOD
                                                   ---------------------------------------------------------------
                                                                                                         MORE THAN
CONTRACTUAL OBLIGATIONS                  TOTAL     LESS THAN 1 YEAR     1 - 3 YEARS      3 - 5 YEARS      5 YEARS
-----------------------                 --------   -----------------   --------------   --------------   ---------
                                                                      (IN THOUSANDS)
Long-term debt (a)....................  $582,143        $26,435            $35,880         $519,828       $   --
Promissory notes and capitalized
  obligations (a) (b).................    14,391          5,078              5,012            2,395        1,906
Operating leases (c)..................    29,084          9,260              9,405            4,130        6,289
Purchase obligations (d)..............     3,880          3,880                 --               --           --
                                        --------        -------            -------         --------       ------
Total.................................  $629,498        $44,653            $50,297         $526,353       $8,195
                                        ========        =======            =======         ========       ======

------------------------

(a) See Note 6 to the Company's interim consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

    In addition to the operating leases noted in the table above, as at June 19, 2004, the Company leased approximately 1,270 vehicles under a master operating lease agreement, which has a minimum lease term of 12 months. The Company's practice is to continue these leases on a month-to-month basis after the expiry of the minimum lease term. Lease payments for these vehicles are projected to be $7.8 million over the next 12 months.

    The Company issues purchase orders for the supply of goods and services for its operations. As of June 19, 2004, there were no significant or unusual purchase orders outstanding. The Company entered into agreements with certain suppliers of funeral and cemetery merchandise, and office supplies to obtain volume discounts. However, none of these agreements have committed purchase quantities or prices.

    The following table details the Company's commercial commitments as of June 19, 2004.

                                                               AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                     ---------------------------------------------------------------
                                     TOTAL AMOUNTS                                                         MORE THAN
COMMERCIAL COMMITMENTS                 COMMITTED     LESS THAN 1 YEAR     1 - 3 YEARS      3 - 5 YEARS      5 YEARS
----------------------               -------------   -----------------   --------------   --------------   ---------
                                                                     (IN THOUSANDS)
Lines of credit (a)................     $    --           $    --            $   --           $   --        $   --
Standby letters of credit (b)......      11,147            11,147                --               --            --
                                        -------           -------            ------           ------        ------
Total contractual cash
  obligations......................     $11,147           $11,147            $   --           $   --        $   --
                                        =======           =======            ======           ======        ======

------------------------

(a) Relates to the Revolving Credit Facility described more fully in Note 6 to the Company's interim consolidated financial statements included in
    Item 1 of Part I of this Quarterly Report on Form 10-Q. The expiry date of the Revolving Credit Facility is September 29, 2008.

(b) Standby letters of credit primarily relate to a court ordered legal claim, surety bonds for various pre-need sales trusting requirements.

    At June 19, 2004, the aggregate fair value of the Company's forward foreign currency exchange contracts and foreign currency option contracts was a liability of $0.4 million. There has been no material change in the Company's forward foreign currency exchange contract and foreign currency option commitments, which are described under Item 7A. "-- Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the 53 weeks ended January 3, 2004, as filed with the SEC.

OFF-BALANCE SHEET ARRANGEMENTS

    Off-balance sheet arrangements as of June 19, 2004, consist of operating leases noted above under "Contractual Obligations and Commercial Commitments."

OTHER INFORMATION

EBITDA FROM CONTINUING OPERATIONS

    The Company's earnings from continuing operations before interest, taxes, depreciation and amortization, and provision for goodwill impairment and provision for asset impairment ("EBITDA") are presented in the table below and reconciled to the Company's net income (loss) from continuing operations. EBITDA is presented because the Company considers it an important supplemental measure of its performance. It is also one basis, subject to certain modifications, on which compliance with certain of the financial covenants under the amended credit agreement is determined and some payments under certain of the Company's compensation plans are calculated. EBITDA is not a term that has specific meaning in accordance with GAAP and may be calculated differently by other companies. EBITDA is not a measurement of the Company's financial performance under GAAP and should not be considered in isolation, as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP, or otherwise as a measure of a company's profitability, or as an alternative to cash flows from operating activities or otherwise as a measure of liquidity.

                                                                12 WEEKS ENDED          24 WEEKS ENDED
                                                             ---------------------   ---------------------
                                                             JUNE 19,    JUNE 14,    JUNE 19,    JUNE 14,
                                                               2004        2003        2004        2003
                                                             ---------   ---------   ---------   ---------
                                                                         (MILLIONS OF DOLLARS)
EBITDA FROM CONTINUING OPERATIONS:
Net income (loss) from continuing operations...............    $ 2.7       $(1.7)      $12.4       $12.8
Income taxes...............................................      1.8         1.2         7.8        (7.9)
Interest on long-term debt.................................     14.5        18.4        20.7        37.3
Depreciation and amortization..............................      9.1         9.9        18.3        18.5
Provision for asset impairment.............................     (2.0)        3.5         0.3         3.6
                                                               -----       -----       -----       -----
EBITDA from continuing operations..........................    $26.1       $31.3       $59.5       $64.3
                                                               =====       =====       =====       =====

RESTRICTIONS

    The Credit Agreement, agreement governing the Bridge Loan and the indenture governing the Seven-Year Unsecured Notes restrict the Company's ability to engage in asset sales. The Credit Agreement and the agreement governing the Bridge Loan prohibit dispositions of assets unless the assets disposed of fulfill the requirements of specified exceptions. One such specified exception is dispositions of any of a group of identified "discontinued assets;" another is dispositions of assets not exceeding $35.0 million book value in the aggregate over the life of the Credit Agreement, provided that (i) the consideration received is at least equal to fair market value and (ii) not less than 75% of the consideration is paid in cash or cash equivalents. Within
270 days of the receipt of net proceeds from any such asset sale, the Company has the discretion to apply such net proceeds at its option (or as otherwise required) to invest in operating assets

(or enter into agreements for such investment which agreements are consummated within 360 days of such receipt of asset sale proceeds). In addition, up to $10.0 million of such net proceeds in any fiscal year (but not in excess of $35.0 million in the aggregate over the term of the Credit Agreement) may be applied to make capital expenditures. To the extent the Company receives net proceeds in excess of additional specified thresholds and such excess is not applied to invest in operating assets or make capital expenditures as described in the two immediately preceding sentences, the Company must make mandatory repayments under the Credit Agreement.

    Covenants in the Credit Agreement and the agreement governing the Bridge Loan prohibit the payment of cash dividends and restrict, and under specified circumstances prohibit, the payment of dividends by Alderwoods Group. In addition, covenants in the indenture governing the Seven-Year Unsecured Notes restrict, and under specified circumstances prohibit, the payment of dividends by Alderwoods Group. The Company is not expecting to pay any dividends on the Common Stock in the foreseeable future.

    The Company's insurance subsidiaries are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company and its other subsidiaries. The cash flow from operations of the insurance subsidiaries for the 12 and 24 weeks ended June 19, 2004, was approximately $6.0 million and $17.4 million, respectively, all of which has been reinvested in the insurance business.

CONTINUING AND DISCONTINUED LOCATIONS

    The Company's number of continuing and discontinued locations by country, state and province as of June 19, 2004, is summarized in the table below.

                                     NUMBER OF CONTINUING               NUMBER OF DISCONTINUED
                                     OPERATIONS LOCATIONS                OPERATIONS LOCATIONS
                               ---------------------------------   ---------------------------------
COUNTRY, STATE / PROVINCE      FUNERAL    CEMETERY   COMBINATION   FUNERAL    CEMETERY   COMBINATION
-------------------------      --------   --------   -----------   --------   --------   -----------
CANADA
  British Columbia...........     19          -            1           2          2            -
  Alberta....................     11          -            -           -          -            -
  Saskatchewan...............     23          -            -           2          1            -
  Manitoba...................      6          1            2           -          -            -
  Ontario....................     22          -            -           -          -            -
  Quebec.....................     17          -            -           -          -            -
  Nova Scotia................     11          -            -           3          -            -
                                 ---        ---          ---         ---        ---          ---
TOTAL CANADIAN...............    109          1            3           7          3            -
UNITED STATES
  Alabama....................      8          -            1           3          -            -
  Alaska.....................      3          -            -           -          -            -
  Arizona....................      5          -            1           -          -            -
  Arkansas...................      3          -            -           -          -            -
  California.................     46          2            7           -          1            -
  Colorado...................      3          1            1           1          -            -
  Connecticut................      3          -            -           -          -            -
  Florida....................     39          5            9          10          2            1
  Georgia....................     25          6            5           3          3            -
  Idaho......................      4          1            -           -          -            -
  Illinois...................      9         16            3           4          7            -
  Indiana....................     17          5            -           -          -            -
  Kansas.....................      7          -            -           2          -            -
  Kentucky...................      1          -            -           -          -            -
  Louisiana..................     22          2            -           -          -            -
  Maryland...................      2          -            -           -          -            -
  Massachusetts..............     13          -            -           2          -            -
  Michigan...................     12          -            -           2          -            -
  Minnesota..................      9          1            1           -          -            -
  Mississippi................     22          1            2           1          4            -
  Montana....................      4          -            -           -          -            -
  Nevada.....................      2          -            1           -          -            -
  New Hampshire..............      4          -            -           -          -            -
  New Mexico.................      5          -            -           2          -            1
  New York...................     39          1            -           2          -            -
  North Carolina.............     27          9            2           2          3            -
  Ohio.......................     17          4            1           2          7            -
  Oklahoma...................     18          1            1           1          -            -
  Oregon.....................     18          1            3           1          1            -
  Pennsylvania...............      7          -            -           -          -            -
  Rhode Island...............      3          -            -           3          -            -
  South Carolina.............      6          5            2           -          -            -
  Tennessee..................     33          2            5           3          5            -
  Texas......................     60          4            4           6          2            2
  Virginia...................     22          -            -           2          -            -
  Washington.................     24          3            3           -          -            -
  West Virginia..............      3          -            -           -          -            -
  Wisconsin..................      -          -            -           -         15            -
  Puerto Rico................      3          6            2           -          -            -
                                 ---        ---          ---         ---        ---          ---
TOTAL UNITED STATES..........    548         76           54          52         50            4
                                 ---        ---          ---         ---        ---          ---
OVERALL TOTAL, AS OF JUNE 19,
  2004.......................    657         77           57          59         53            4
                                 ===        ===          ===         ===        ===          ===
OVERALL TOTAL, AS OF
  JANUARY 3, 2004............    666         78           56          64         72            4
                                 ===        ===          ===         ===        ===          ===


                                   TOTAL NUMBER OF LOCATIONS
                               ---------------------------------
COUNTRY, STATE / PROVINCE      FUNERAL    CEMETERY   COMBINATION
-------------------------      --------   --------   -----------
CANADA
  British Columbia...........     21          2            1
  Alberta....................     11          -            -
  Saskatchewan...............     25          1            -
  Manitoba...................      6          1            2
  Ontario....................     22          -            -
  Quebec.....................     17          -            -
  Nova Scotia................     14          -            -
                                 ---        ---          ---
TOTAL CANADIAN...............    116          4            3
UNITED STATES
  Alabama....................     11          -            1
  Alaska.....................      3          -            -
  Arizona....................      5          -            1
  Arkansas...................      3          -            -
  California.................     46          3            7
  Colorado...................      4          1            1
  Connecticut................      3          -            -
  Florida....................     49          7           10
  Georgia....................     28          9            5
  Idaho......................      4          1            -
  Illinois...................     13         23            3
  Indiana....................     17          5            -
  Kansas.....................      9          -            -
  Kentucky...................      1          -            -
  Louisiana..................     22          2            -
  Maryland...................      2          -            -
  Massachusetts..............     15          -            -
  Michigan...................     14          -            -
  Minnesota..................      9          1            1
  Mississippi................     23          5            2
  Montana....................      4          -            -
  Nevada.....................      2          -            1
  New Hampshire..............      4          -            -
  New Mexico.................      7          -            1
  New York...................     41          1            -
  North Carolina.............     29         12            2
  Ohio.......................     19         11            1
  Oklahoma...................     19          1            1
  Oregon.....................     19          2            3
  Pennsylvania...............      7          -            -
  Rhode Island...............      6          -            -
  South Carolina.............      6          5            2
  Tennessee..................     36          7            5
  Texas......................     66          6            6
  Virginia...................     24          -            -
  Washington.................     24          3            3
  West Virginia..............      3          -            -
  Wisconsin..................      -         15            -
  Puerto Rico................      3          6            2
                                 ---        ---          ---
TOTAL UNITED STATES..........    600        126           58
                                 ---        ---          ---
OVERALL TOTAL, AS OF JUNE 19,
  2004.......................    716        130           61
                                 ===        ===          ===
OVERALL TOTAL, AS OF
  JANUARY 3, 2004............    730        150           60
                                 ===        ===          ===

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For information regarding the Company's exposure to certain market risks, see Item 7A. "--Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the 53 weeks ended January 3, 2004, as filed with the SEC. As of June 19, 2004, there were no material changes in such matters disclosed in the Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

    The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of June 19, 2004, an evaluation was carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

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

                  FORWARD-LOOKING STATEMENTS AND RISK FACTORS

FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding the status and progress of the Company's operating activities, the plans and objectives of the Company's management, assumptions regarding the Company's future performance and plans, and any financial guidance provided in this Quarterly Report on Form 10-Q, are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words "believe," "may," "will," "estimate," "continues," "anticipate," "intend," "expect" and similar expressions identify these forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed elsewhere in this Quarterly Report on Form 10-Q and particularly below under "Risk Factors" and above under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The information appearing in this Quarterly Report on Form 10-Q is accurate only as of the date hereof, as the Company's business, financial condition, results of operations or prospects may have changed since that date. Except as required by law, the Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to the Company and persons acting on its behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Quarterly report on Form 10-Q.

RISK FACTORS

    In addition to other information in this Quarterly Report on Form 10-Q, the following important factors, among others, could cause future results to differ materially from estimates, predictions or projections.

RISKS RELATED TO THE COMPANY'S DEBT

    THE COMPANY'S SIGNIFICANT LEVEL OF DEBT AND INTEREST PAYMENT OBLIGATIONS MAY RESTRICT FUTURE OPERATIONS AND IMPAIR THE COMPANY'S ABILITY TO MEET DEBT OBLIGATIONS.

    The significant level of debt and demands on the Company's cash resources could have material consequences to the Company's business, including, but not limited to:

    - making it more difficult for the Company to satisfy its financial obligations;

    - reducing the availability of the Company's cash flows to fund its working capital requirements, capital expenditures, acquisitions, investments and other business activities because the Company will be required to use a substantial portion of its cash flows to service its debt obligations;

    - increasing the Company's vulnerability to adverse economic and industry conditions;

    - increasing the Company's exposure to interest rate increases because a portion of the Company's borrowings is at variable interest rates;

    - restricting the Company from making strategic acquisitions or taking advantage of favorable business opportunities;

    - limiting the Company's flexibility in planning for, or reacting to, changes in its business and industry; and

    - placing the Company at a competitive disadvantage when compared to competitors with less relative amounts of debt.

DESPITE THE COMPANY'S SIGNIFICANT LEVEL OF DEBT, THE COMPANY MAY STILL BE ABLE TO INCUR MORE DEBT, WHICH COULD INTENSIFY THE RISKS DESCRIBED ABOVE.

    The Company may be able to incur significant amounts of debt in the future, subject to compliance with its existing financing arrangements. Although the Company's Credit Agreement, the agreement governing the Bridge Loan, and the indenture governing the Seven-Year Unsecured Notes contain restrictions on the incurrence of additional debt, debt incurred in compliance with these restrictions could be significant. If new debt is added to the Company's and its subsidiaries' current debt level, the related risks that the Company faces would be magnified.

THE COMPANY MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH TO SERVICE ALL OF ITS DEBT.

    The Company's ability to make payments on and to refinance its debt depends on its ability to generate cash in the future, which will be affected by the death rate and general economic, financial, competitive, legislative, regulatory and other factors beyond the Company's control. The Company cannot assure that its business will generate sufficient cash flows from operations or that future borrowings will be available to it under its Credit Agreement in amounts sufficient to enable it to service its debt at maturity or otherwise, or to fund its other liquidity needs.

    If the Company is unable to meet its debt obligations or to fund its other liquidity needs, the Company may need to restructure or refinance its debt. The Company's ability to refinance its debt or obtain additional financing will depend on:

    - its financial condition at the time;

    - restrictions in agreements governing its debt, and

    - other factors, including financial market or industry conditions.

    As a result, it may be difficult for the Company to obtain financing on terms that are acceptable to it, or at all. Without this financing, the Company could be forced to sell assets under unfavorable circumstances to make up for any shortfall in its payment obligations. The terms of the Company's Credit Agreement, the agreement governing the Bridge Loan, and the indenture governing the Seven-Year

Unsecured Notes limit the Company's ability to sell assets and also restrict the use of proceeds from such a sale. Moreover, substantially all of the Company's assets have been pledged to secure repayment of its debt under the Credit Agreement. In addition, the Company may not be able to sell assets quickly enough or for sufficient amounts to enable it to meet its obligations.

RESTRICTIVE COVENANTS IN THE COMPANY'S CREDIT AGREEMENT, THE AGREEMENT GOVERNING THE BRIDGE LOAN, AND THE INDENTURE GOVERNING THE SEVEN-YEAR UNSECURED NOTES MAY PREVENT IT FROM PURSUING BUSINESS ACTIVITIES THAT COULD OTHERWISE IMPROVE ITS RESULTS OF OPERATIONS.

    The terms of the Company's Credit Agreement, the agreement governing the Bridge Loan, and the indenture governing the Seven-Year Unsecured Notes limit its ability and the ability of its subsidiaries to, among other things:

    - incur additional debt;

    - pay dividends or make distributions or redeem or repurchase stock;

    - make investments;

    - grant liens;

    - make capital expenditures;

    - enter into transactions with affiliates;

    - sell assets; and

    - acquire the assets of, or merge or consolidate with, other companies.

    The Company's Credit Agreement and agreement governing the Bridge Loan also require it to maintain financial ratios. Complying with these restrictive covenants and financial ratios, as well as those that may be contained in any future debt agreements, may impair the Company's ability to finance its future operations or capital needs or to take advantage of other favorable business opportunities. The Company's ability to comply with these restrictive covenants and financial ratios will depend on its future performance, which may be affected by events beyond its control. The Company's failure to comply with any of these covenants or restrictions when they apply will result in a default under the particular debt instrument, which could permit acceleration of the debt under that instrument and, in some cases, the acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. In an event of default, or in the event of a cross-default or cross-acceleration, the Company may not have sufficient funds available to make the required payments under its debt. If the Company is unable to repay amounts owed under the terms of the Credit Agreement, the lenders thereunder may be entitled to sell most or substantially all of the Company's assets and the assets of many of its subsidiaries to satisfy its obligations under the Credit Agreement.

RISKS RELATED TO THE COMPANY

THE COMPANY OPERATES IN A HIGHLY COMPETITIVE INDUSTRY.

    The North American funeral and cemetery industry primarily consists of small family-owned businesses. The death care industry in the United States is made up of approximately 22,000 funeral homes and 10,500 cemeteries. The Company believes the four largest public operators of funeral homes and cemeteries in the United States are Service Corporation, Alderwoods Group, Stewart Enterprises and Carriage Services. The Company believes the four largest public death care companies collectively operate approximately 12% of funeral and 9% of cemetery locations in the United States and generate approximately 20% of death care revenues in the United States. The Company's competition in the markets in which it operates generally arise from one or more of the above public operators in addition to independent operators of funeral homes and cemeteries for at-need and pre-need business. The market share of a single funeral home or cemetery in any community is a function of the name, reputation and location of that funeral home or cemetery although competitive pricing, professional service and well-maintained locations are also important. Gains in market share within a community are usually realized over a number of years, although losses in market share may appear in a shorter time frame.

    To compete successfully, the Company's funeral services and cemeteries must maintain good reputations and high professional standards in the industry, as well as offer attractive products and services at competitive prices. In addition, the Company must market itself in such a manner as to distinguish it from its competitors. The Company has historically experienced price competition from independent funeral home and cemetery operators, and from monument dealers, casket retailers, low-cost funeral providers and other non-traditional providers of services or products. The intense competition the Company faces may force it to reduce prices and thereby its profit margins to retain or recapture its market share. If the Company is unable to successfully compete, its financial condition, results of operations and cash flows could be materially and adversely affected.

THE COMPANY'S INVESTMENTS HELD IN TRUSTS ARE INVESTED IN SECURITIES, THE VALUE OF WHICH IS AFFECTED BY FINANCIAL MARKET CONDITIONS THAT ARE BEYOND ITS CONTROL.

    Cemetery revenue is impacted by perpetual care trust net realized investment income, which the Company recognizes to the extent of allowed reimbursement from the trust when it performs cemetery maintenance services. The Company recognizes trust income on funeral and cemetery merchandise and service trust investments when the underlying pre-need funeral and cemetery contract obligations are fulfilled. The level of trust income is largely dependent on yields on the investments made with trust funds, which are subject to financial market conditions and other factors that are beyond the Company's control. Trust income is also affected by the mix of fixed income and equity securities the Company chooses to maintain in the funds, and the Company may not choose the optimal mix for any particular market condition. If earnings from trust funds decline, the Company would likely experience a decline in future revenue and cash flow. In addition, if the trust funds experienced significant investment losses, there would likely be insufficient funds in the trusts to cover the costs of delivering services and merchandise or to maintain cemeteries in the future. The Company would have to cover any such shortfalls with cash flows from operations, which could adversely affect its ability to service debt.

THE LEVEL OF PRE-NEED SALES AND THE TERMS OF THE COMPANY'S PRE-NEED CONTRACTS MAY ADVERSELY IMPACT ITS RESULTS OF OPERATIONS AND CASH FLOWS.

    The Company recently made significant changes to its pre-need sales force and the terms of the commissions paid to its sales force. The Company cannot assure that the changes it has made will not result in a decline in its pre-need sales or that the Company will continue to be successful in recruiting and retaining qualified sales people. In addition, depending on the terms of the contract, pre-need sales have the potential to have an initial negative impact on cash flows because of the commission paid on the sale and the portion of sales proceeds required to be placed into trust or escrow. The Company's commission structure emphasizes contracts with positive cash flows; however, the Company cannot assure that in the future it will not enter into pre-need sales that have a negative impact on cash flows, which could impair its ability to service debt. A weakening economy that causes customer families to have less discretionary income could cause a decline in pre-need sales. Declines in pre-need cemetery property sales would reduce current revenue, and declines in other pre-need sales would reduce the Company's pre-need backlog and future revenue and could reduce future market share.

THE COMPANY'S ABILITY TO DISPOSE OF CERTAIN IDENTIFIED PROPERTIES AND OPERATIONS AT PRICES CONSISTENT WITH ITS EXPECTATIONS DEPENDS ON SEVERAL FACTORS, MANY OF WHICH ARE BEYOND ITS CONTROL. ANY CHANGES IN EXPECTED SALES PRICES OR BASIS OF THESE PROPERTIES AND OPERATIONS COULD RESULT IN IMPAIRMENT CHARGES OR COULD ADVERSELY AFFECT THE COMPANY'S ABILITY TO SELL THESE BUSINESSES AT PRICES IT IS WILLING TO ACCEPT.

    The Company is currently pursuing the sale of funeral homes and cemeteries designated as held for sale in North America, as well as its subsidiary, Security Plan Life Insurance Company, because these properties and operations are either marginal or do not fit within its long-term strategic growth plans. The Company believes that the closing or sale of those businesses will enable its management to focus on its most productive operations where its operating initiatives may bring about the greatest benefits. The Company cannot assure that it will be able to dispose of these properties and operations or that buyers will accept its terms, nor can the Company give any assurance that the selling prices of these properties and operations will not be materially different from its expectations. Any variance between the anticipated and actual sale prices or changes in the basis of these businesses could result in the Company taking an impairment charge or loss or gain on actual sale.

INCREASING INSURANCE BENEFITS RELATED TO PRE-NEED SERVICES FUNDED THROUGH LIFE INSURANCE OR ANNUITY CONTRACTS MAY NOT COVER FUTURE INCREASES IN THE COST OF PROVIDING A PRICE GUARANTEED FUNERAL SERVICE.

    The Company sells price guaranteed pre-need funeral services at prices prevailing when the agreements are signed. There is no guarantee that the insurance payout or the annuity contract payout will cover future increases in the cost of providing a price guaranteed funeral service, which could have an effect on the Company's profit margins.

FLUCTUATIONS IN THE VALUE OF THE CANADIAN DOLLAR COULD RESULT IN CURRENCY EXCHANGE LOSSES.

    A significant portion of the Company's corporate and administrative expenses are payable in Canadian dollars, while most of the Company's revenue is generated in U.S. dollars and the Company reports its financial statements in U.S. dollars. Therefore, a strengthening of the Canadian dollar relative to the U.S. dollar will adversely affect the Company's results of operations. Any hedging activities the Company undertakes may not be successful in mitigating all of this risk.

THE COMPANY'S EFFECTIVE INCOME TAX RATE MAY VARY.

    The Company expects that its effective income tax rate for 2004 may vary significantly from the statutory tax rate because (1) income tax benefits may be offset by an increase in the valuation allowance due to the uncertainty regarding the ability to utilize the benefits in the future, (2) the losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions, (3) there are differences between foreign and United States income tax rates and (4) many tax years are subject to audit by different tax jurisdictions, which audits may result in additional taxes payable.

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

DIVIDENDS ARE NOT ANTICIPATED; PAYMENT OF DIVIDENDS IS SUBJECT TO RESTRICTION.

    The Company is not expecting to pay any dividends on its Common stock in the foreseeable future. Certain institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in the Company's Common stock. In addition, covenants in the Credit Agreement and the Bridge Loan prohibit the payment of cash dividends and restrict, and under certain circumstances prohibit, the payment of other dividends by the Company. In addition, covenants in the indenture governing the Seven-Year Unsecured Notes restrict, and under certain circumstances prohibit, the payment of dividends by the Company.

CERTAIN PROVISIONS IN THE COMPANY'S CHARTER DOCUMENTS HAVE ANTI-TAKEOVER
EFFECTS.

    Certain provisions of the certificate of incorporation and bylaws of the Company, as well as the General Corporation Law of the State of Delaware, may have the effect of delaying, deferring or preventing a change in control of the Company. Such provisions, including those providing for the possible issuance of preferred stock of the Company without stockholder approval, regulating the nomination of directors and eliminating stockholder action by written consent may make it more difficult for other persons, without the approval of the Company's board of directors, to make a tender offer or otherwise acquire substantial amounts of the Company's Common stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder's best interest.

RISKS RELATED TO THE COMPANY'S INDUSTRY

DECLINES IN THE NUMBER OF DEATHS IN THE COMPANY'S MARKETS CAN CAUSE A DECREASE IN REVENUES. CHANGES IN THE NUMBER OF DEATHS ARE NOT PREDICTABLE FROM MARKET TO MARKET OR OVER THE SHORT TERM.

    Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenues. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase through 2010, longer lifespans could reduce the rate of deaths. Changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in the Company's markets or from quarter to quarter are not predictable.

THE GROWTH IN THE RATE OF CREMATIONS IN NORTH AMERICA MAY RESULT IN DECREASED REVENUE AND GROSS MARGIN.

    There is an increasing trend in North America toward cremation. According to the Cremation Association of North America's preliminary estimates for 2002, approximately 28% of all deaths that year in the United States were followed by cremation. This figure has grown at approximately 1% annually since 1997 and is projected to continue to grow at a comparable rate over the next three to five years. Compared to traditional funeral services, cremations have historically generated higher gross profit percentages but lower overall revenues. A substantial increase in the rate of cremations performed by the Company could have a material adverse effect on its financial condition, results of operations and cash flows.

THE FUNERAL HOME AND CEMETERY INDUSTRY IS HIGHLY REGULATED.

    The Company's operations are subject to regulation, supervision and licensing under numerous federal, state, provincial and local laws, ordinances and regulations, including extensive regulations concerning trust funds, pre-need sales of funeral and cemetery products and services, environmental matters and various other aspects of the business. The impact of such regulations varies depending on the location of funeral homes and cemeteries. Violations of applicable laws could result in fines or other sanctions to the Company.

    From time to time, federal, state, provincial and local regulatory agencies have considered and may enact additional legislation or regulations that could affect the Company by increasing costs and decreasing cash flows. For example, additional legislation or regulations requiring more liberal refund and cancellation policies for pre-need sales of products and services or prohibiting door-to-door or telephone solicitation of potential customer families could adversely impact sales, resulting in lower revenue. Similarly, additional legislation or regulations increasing trust requirements could reduce the amount of cash available to the Company for other purposes. Additional legislation or regulations prohibiting the common ownership of funeral homes and cemeteries in the same market could adversely impact both sales and costs and expenses in the affected markets. If adopted in the states or provinces in which the Company operates, additional legislation or regulations such as these could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

FUNERAL AND CEMETERY BUSINESSES HAVE HIGH FIXED COSTS.

    The Company incurs many of the costs of operating and maintaining facilities, land and equipment regardless of the number of funeral services or internments performed. Because the Company cannot necessarily decrease these costs when it experiences lower sales volumes, a decline in sales may cause margins, profits and cash flows to decline at a greater rate than a decline in revenue.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The 2004 Annual Meeting of stockholders was held on May 4, 2004. The following items of business, as proposed in the Proxy Statement dated as of March 25, 2004, were presented to the stockholders.

ELECTION OF DIRECTORS

    The nine director nominees, information with respect to which was set forth in the Proxy Statement under the caption "Proposal No. 1--Election of Directors," were elected. The vote with respect to the election of these directors was as follows (there were no abstentions or broker non-votes with respect to this proposal):

                                                              TOTAL VOTE   TOTAL VOTE
NAME                                                             FOR        WITHHELD
----                                                          ----------   ----------
John S. Lacey...............................................  36,511,334      85,429
Paul A. Houston.............................................  36,541,807      54,956
Lloyd E. Campbell...........................................  36,341,353     255,410
Anthony G. Eames............................................  36,341,353     255,410
Charles M. Elson............................................  35,335,289   1,261,474
David R. Hilty..............................................  35,137,862   1,458,901
Olivia F. Kirtley...........................................  35,334,810   1,261,953
William R. Riedl............................................  36,544,392      52,371
W. MacDonald Snow, Jr.......................................  35,133,506   1,463,257

RATIFICATION OF THE SELECTION OF THE INDEPENDENT AUDITOR

    The proposal to ratify the selection of KPMG LLP as the Company's independent auditor was approved. The vote with respect to such proposal was as follows:

 TOTAL VOTE     TOTAL VOTE
    FOR          AGAINST
RATIFICATION   RATIFICATION   ABSTENTIONS   BROKER NON-VOTES
------------   ------------   -----------   ----------------
 35,347,064      1,242,357      107,342              --

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

   2.7                  Stock Purchase Agreement dated as of June 17, 2004, by and between Citizens Insurance Company of America and Mayflower
                        National Life Insurance Company**

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
                        2002)

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
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

  10.3                  Amendment No. 1 dated January 23, 2004, to the Credit
                        Agreement among Alderwoods Group, Inc., Bank of
                        America, N.A. as administrative agent, swing line lender,
                        L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 16, 2004)

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

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
 *10.11                 Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey
                        (incorporated by reference to Exhibit 10.36 to Form 10-Q of
                        Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        July 24, 2003)

 *10.12                 Amendment No. 1 dated March 16, 2004, to the Amended and
                        Restated Employment Agreement dated May 1, 2003, by and
                        between Alderwoods Group, Inc. and John S. Lacey
                        (incorporated by reference to Exhibit 10.12 to Form 10-Q of
                        Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        May 10, 2004)

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

**  Filed herewith.

(B) REPORTS ON FORM 8-K

    The following Current Reports on Form 8-K were furnished or filed by Alderwoods Group during the second quarter of fiscal 2004:

DATE FURNISHED OR FILED        ITEM NUMBER                     DESCRIPTION
-----------------------        -----------                     -----------
Furnished May 4, 2004 (dated   Item 7. Financial Statements,   Press release announcing
May 4, 2004)                   Pro Forma Financial             Alderwoods Group, Inc.'s first
                               Information and Exhibits and    quarter unaudited financial
                               Item 12. Results of             results, for the 12 weeks ended
                               Operations and Financial        March 27, 2004.
                               Condition
Filed June 17, 2004 (dated     Item 5. Other Events and        Press release announcing the
June 17, 2004)                 Required FD Disclosure and      signing of an agreement by
                               Item 7. Financial Statements,   Alderwoods Group, Inc.'s
                               Pro Forma Financial             subsidiary, Mayflower National
                               Information and Exhibits        Life Insurance Company, to sell
                                                               the shares of Security Plan Life
                                                               Insurance Company to Citizens
                                                               Insurance Company of America for
                                                               cash proceeds of $85.0 million.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ALDERWOODS GROUP, INC.

                                                       By:             /s/ KENNETH A. SLOAN
                                                            -----------------------------------------
                                                                         Kenneth A. Sloan
                                                            EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                                             OFFICER
                                                                 (PRINCIPAL FINANCIAL OFFICER AND
Dated: July 26, 2004                                              PRINCIPAL ACCOUNTING OFFICER)

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

 2.7                    Stock Purchase Agreement dated as of June 17, 2004, by and between Citizens Insurance Company of America and Mayflower
                        National Life Insurance Company

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
                        2002)

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
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

10.3                    Amendment No. 1 dated January 23, 2004, to the Credit
                        Agreement among Alderwoods Group, Inc., Bank of
                        America, N.A. as administrative agent, swing line lender,
                        L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to Form 10-K of Alderwoods
                        Group, Inc., SEC File No. 000-33277, filed March 16, 2004)

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

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
10.11                   Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey
                        (incorporated by reference to Exhibit 10.36 to Form 10-Q of
                        Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        July 24, 2003)

10.12                   Amendment No. 1 dated March 16, 2004, to the Amended and
                        Restated Employment Agreement dated May 1, 2003, by and
                        between Alderwoods Group, Inc. and John S. Lacey
                        (incorporated by reference to Exhibit 10.12 to Form 10-Q of
                        Alderwoods Group, Inc., SEC File No. 000-33277, filed
                        May 10, 2004)

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

Dated: July 26, 2004                                                   /s/ PAUL A. HOUSTON
                                                            -----------------------------------------
                                                                         Paul A. Houston
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                             DIRECTOR
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

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

Dated: July 26, 2004                                                   /s/ KENNETH A. SLOAN
                                                            -----------------------------------------
                                                                         Kenneth A. Sloan
                                                            EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                                             OFFICER
                                                                 (PRINCIPAL FINANCIAL OFFICER AND
                                                                  PRINCIPAL ACCOUNTING OFFICER)

                                                                    EXHIBIT 32.1

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Alderwoods Group, Inc. (the "Company") on Form 10-Q for the twelve weeks ended June 19, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Dated: July 26, 2004.

                                               /s/ PAUL A. HOUSTON
                                               --------------------------------------------
                                               Paul A. Houston
                                               Chief Executive Officer and Director
                                               (Principal Executive Officer)

                                               /s/ KENNETH A. SLOAN
                                               --------------------------------------------
                                               Kenneth A. Sloan
                                               Executive Vice President, Chief Financial
                                               Officer
                                               (Principal Financial Officer)

    The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.