Form 10-Q
period 2004-10-09
ALDERWOODS GROUP INC
filed 2004-11-18
CIK 927914

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the 16 weeks (fiscal quarter) ended October 9, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-33277

ALDERWOODS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1522627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
311 Elm Street, Suite 1000, Cincinnati, Ohio (Address of principal executive offices)	45202 (Zip Code)

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
DURING THE PRECEDING FIVE YEARS

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /x/    No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

At November 6, 2004, there were 40,013,933 shares of Common Stock outstanding.

ALDERWOODS GROUP, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALDERWOODS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Expressed in thousands of dollars
except number of shares

	October 9, 2004	January 3, 2004
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$10,223	$41,612
Receivables, net of allowances	56,930	58,244
Inventories	17,261	17,478
Other	28,997	25,468
Assets held for sale	103,719	440,852

	217,130	583,654
Pre-need funeral receivables and trust investments	345,721	335,575
Pre-need cemetery receivables and trust investments	306,037	313,178
Cemetery property	117,040	117,414
Property and equipment	536,668	548,482
Insurance invested assets	243,987	196,440
Deferred income tax assets	7,554	6,683
Goodwill	321,158	320,500
Cemetery perpetual care trust investments	236,249	—
Other assets	40,061	31,077

	$2,371,605	$2,453,003

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$133,317	$154,551
Current maturities of long-term debt	4,492	10,896
Liabilities associated with assets held for sale	75,411	312,091

	213,220	477,538
Long-term debt	494,643	619,956
Deferred pre-need funeral and cemetery revenue	86,287	601,563
Non-controlling interest in funeral and cemetery trusts	550,426	—
Insurance policy liabilities	206,094	172,209
Deferred income tax liabilities	19,527	21,414
Other liabilities	19,557	15,430

	1,589,754	1,908,110

Non-controlling interest in perpetual care trusts	254,506	—
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,013,042 issued and outstanding (January 3, 2004—39,984,979)	400	400
Capital in excess of par value	740,165	739,950
Accumulated deficit	(237,954)	(222,937)
Accumulated other comprehensive income	24,734	27,480

	527,345	544,893

	$2,371,605	$2,453,003

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Expressed in thousands of dollars
except per share amounts and number of shares

	16 Weeks Ended		40 Weeks Ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003

Revenue
Funeral	$136,966	$138,777	$366,845	$368,861
Cemetery	49,002	46,721	123,898	121,771
Insurance	25,994	20,176	62,104	46,202

	211,962	205,674	552,847	536,834

Costs and expenses
Funeral	111,272	108,384	288,978	285,609
Cemetery	43,153	42,561	107,620	106,530
Insurance	24,399	19,928	59,123	44,851

	178,824	170,873	455,721	436,990

	33,138	34,801	97,126	99,844
General and administrative expenses	14,909	13,247	36,166	32,394
Provision for asset impairment	445	725	937	4,300

Income from operations	17,784	20,829	60,023	63,150
Interest on long-term debt and refinancing costs (Note 6)	50,058	27,712	70,763	65,024
Other expense (income), net	(65)	432	613	388

Loss before income taxes	(32,209)	(7,315)	(11,353)	(2,262)
Income taxes	(6,180)	(180)	1,593	(8,048)

Net income (loss) from continuing operations	(26,029)	(7,135)	(12,946)	5,786
Discontinued operations (Note 12)
Income (loss) from discontinued operations	20,198	(5,872)	4,432	(3,503)
Income taxes	7,547	178	6,503	1,896

Income (loss) from discontinued operations	12,651	(6,050)	(2,071)	(5,399)

Net income (loss)	$(13,378)	$(13,185)	$(15,017)	$387

Basic and diluted earnings (loss) per Common share:
Net income (loss) from continuing operations	$(0.65)	$(0.18)	$(0.32)	$0.14
Income (loss) from discontinued operations	0.32	(0.15)	(0.05)	(0.13)

Net income (loss)	$(0.33)	$(0.33)	$(0.37)	$0.01

Basic weighted average number of shares outstanding (thousands)	40,003	39,976	39,997	39,968

Diluted weighted average number of shares outstanding (thousands)	40,003	39,976	39,997	40,372

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

Expressed in thousands of dollars except number of shares

	Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 3, 2004	39,984,979	$400	$739,950	$(222,937)	$27,480	$544,893
Comprehensive income:
Net loss				(15,017)		(15,017)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $nil					2,132	2,132
Unrealized loss on insurance invested assets, net of income tax recovery of $2,939					(3,423)	(3,423)
Less: reclassification adjustments for realized gains on insurance invested assets included in net income, net of income taxes of $1,096					(2,035)	(2,035)
Unrealized gain on derivatives, net of income taxes of $nil					580	580

Comprehensive loss						(17,763)
Common stock issued:
Stock issued in connection with the settlement of certain unsecured claims	5,977		31			31
Stock issued as compensation in lieu of cash	12,086		128			128
Stock issued under equity incentive plan	10,000		56			56

Balance at October 9, 2004	40,013,042	$400	$740,165	$(237,954)	$24,734	$527,345

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Expressed in thousands of dollars

	16 Weeks Ended		40 Weeks Ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003

CASH PROVIDED BY (APPLIED TO)
Operations
Net income (loss)	$(13,378)	$(13,185)	$(15,017)	$387
(Income) loss from discontinued operations, net of tax	(12,651)	6,050	2,071	5,399
Items not affecting cash
Depreciation and amortization	12,997	12,290	31,145	30,606
Amortization of debt issue costs	4,716	967	6,136	1,360
Insurance policy benefit reserves	14,693	10,813	32,280	22,388
Provision for asset impairment	445	725	937	4,300
(Gain) loss on disposal of business assets	(92)	623	(1,587)	553
Deferred income taxes	(5,723)	(950)	(770)	(1,280)
Premium on long-term debt repurchase	31,340	1,266	32,450	1,266
Other, including net changes in other non-cash balances	3,544	4,848	(15,334)	33,909

Net cash provided by continuing operations	35,891	23,447	72,311	98,888
Net cash provided by discontinued operations	4,729	5,393	14,224	18,000

	40,620	28,840	86,535	116,888

Investing
Proceeds on disposition of business assets	763	4,837	12,851	10,371
Purchase of property and equipment	(14,614)	(8,605)	(23,893)	(15,312)
Purchase of insurance invested assets	(57,107)	(35,654)	(93,964)	(68,082)
Proceeds on disposition and maturities of insurance invested assets	24,794	23,865	48,396	45,272

Net cash used in continuing operations	(46,164)	(15,557)	(56,610)	(27,751)
Net cash provided by (used in) discontinued operations	96,197	(1,718)	96,072	(1,281)

	50,033	(17,275)	39,462	(29,032)

Financing
Increase in long-term debt	365,224	300,433	389,899	330,302
Repayment of long-term debt	(493,604)	(332,763)	(546,900)	(428,948)
Issuance of Common stock	47	—	56	—

Net cash used in continuing operations	(128,333)	(32,330)	(156,945)	(98,646)
Net cash used in discontinued operations	(303)	(1,869)	(441)	(2,099)

	(128,636)	(34,199)	(157,386)	(100,745)

Decrease in cash and cash equivalents	(37,983)	(22,634)	(31,389)	(12,889)
Cash and cash equivalents, beginning of period	48,206	55,857	41,612	46,112

Cash and cash equivalents, end of period	$10,223	$33,223	$10,223	$33,223

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Tabular amounts expressed in thousands of dollars except per share amounts)

NOTE 1.    NATURE OF OPERATIONS

        Alderwoods Group, Inc., a Delaware corporation ("Alderwoods Group" and together with its subsidiaries unless the context otherwise requires, the "Company") is the second-largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As at October 9, 2004, the Company operated 683 funeral homes and 110 cemeteries and 61 combination funeral homes and cemeteries throughout North America.

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

        The interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results as of October 9, 2004, and for the 16 and 40 weeks ended October 9, 2004, and October 4, 2003. Except for the new accounting policy described under "Accounting change" and matters discussed under "Comparability" below, the interim consolidated financial statements have been prepared on a basis consistent with the accounting policies described in the Company's Annual Report on Form 10-K for the 53 weeks ended January 3, 2004, as filed with the U.S. Securities and Exchange Commission ("SEC") and should be read in conjunction therewith.

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

Stock option plan

        The Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123," ("FAS No. 148"), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. However, as allowed by FAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described below, and has adopted the disclosure requirements of FAS No. 123 and FAS No. 148.

        The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Any compensation expense recorded is charged against operations over the service period, which generally matches the option vesting period. No stock-based employee compensation cost was recorded for the 16 and 40 weeks ended October 9, 2004, or the 16 and 40 weeks ended October 4, 2003, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying Common stock on the grant date. The following table illustrates the effect on net income (loss) and net income (loss) per share, if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.

	16 Weeks Ended		40 Weeks Ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003
Net income (loss), as reported	$(13,378)	$(13,185)	$(15,017)	$387
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(649)	(686)	(1,934)	(1,985)

Pro forma net income (loss)	$(14,027)	$(13,871)	$(16,951)	$(1,598)

Net income (loss) per Common share:
Basic and diluted, as reported	$(0.33)	$(0.33)	$(0.37)	$0.01
Basic and diluted, pro forma	(0.35)	(0.35)	(0.42)	(0.04)

Comparability

        Certain comparative amounts have been reclassified to conform to the presentation adopted in the current year, including, among other things, the identification of assets and liabilities held for sale as discontinued operations, and removal of amounts receivable from third-party insurance companies offset by an equal amount of deferred pre-need funeral contract revenue.

Accounting change and recent accounting standards

Consolidation of trusts

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

        As a result of the consolidation of the funeral and cemetery merchandise and service trusts, and perpetual care trusts, the Company recorded the following as at January 4, 2004:

(unaudited)
Trust assets and liabilities recorded:
Funeral trust investments	$306,988
Cemetery merchandise and service trust investments	272,720
Cemetery perpetual care trust investments	231,071
Non-controlling interest in funeral and cemetery trusts	(578,782)
Non-controlling interest in perpetual care trusts	(261,847)
Deferred income tax assets	284
Deferred income tax liabilities	(1,299)
Assets held for sale	127,358
Liabilities associated with assets held for sale	(96,493)
Amounts eliminated:
Amounts receivable from funeral trusts, net of allowances	(301,495)
Amounts receivable from cemetery trusts, net of allowances	(264,609)
Deferred pre-need funeral contract revenue	301,495
Deferred pre-need cemetery contract revenue	264,609

        Creditors of the consolidated trusts have no recourse to the general credit of the Company, except as provided under contracts executed by the Company or its subsidiaries.

Insurance funded pre-need funeral contracts

        The Company has changed its accounting policy on accounting for insurance funded pre-need funeral contracts as of January 4, 2004, as the Company has concluded that its insurance funded pre-need funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, "Elements in Financial Statements." Accordingly, the Company has retroactively removed from its consolidated balance sheet amounts relating to insurance funded pre-need funeral contracts previously included in pre-need funeral contracts with an equal and offsetting amount in deferred pre-need funeral contract revenue. The removal of insurance funded pre-need funeral contracts did not have an impact on the Company's results of operations, consolidated stockholders' equity, or cash flows. Set forth below is the effect of this removal on total assets and liabilities for the Company as of January 3, 2004, December 28, 2002, and December 31, 2001.

	Alderwoods Group
	As of January 3, 2004	As of December 28, 2002	As of December 31, 2001
	(in thousands)
Total assets, previously stated	$3,115,437	$3,200,766	$3,503,103
Removal of amounts receivable from third-party insurance companies	(662,434)	(616,426)	(628,987)

Total assets, restated	$2,453,003	$2,584,340	$2,874,116

Total liabilities, previously stated	$2,570,544	$2,677,364	$2,763,751
Removal of amounts from deferred pre-need funeral and cemetery revenue	(662,434)	(616,426)	(628,987)

Total liabilities, restated	$1,908,110	$2,060,938	$2,134,764

The Meaning of Other-Than-Temporary Impairment

        In March 2004, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance is applicable to debt and equity securities that are within the scope of the FASB Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 was scheduled to be effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted the disclosure provisions of EITF 03-1 during the fiscal year ended January 3, 2004. The adoption of the measurement and recognition provisions is not expected to have a material impact on the consolidated financial statements, result of operations or liquidity of the Company.

NOTE 3.    PRE-NEED FUNERAL RECEIVABLES AND TRUST INVESTMENTS

        The balance in pre-need funeral receivables and trust investments represents customer receivables and funeral trust investments related to unperformed, price-guaranteed, pre-need funeral contracts. The components of pre-need funeral receivables and trust investments in the consolidated balance sheets are as follows:

	October 9, 2004	January 3, 2004
	(unaudited)
Customer receivables	$39,136	$35,874
Allowance for contract cancellations and refunds	(13,896)	(14,751)
Funeral trust investments	292,898	—
Amounts receivable from funeral trusts, net of allowances	27,583	314,452

Pre-need funeral receivables and trust investments	$345,721	$335,575

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

        At October 9, 2004, the fair value of funeral trust investments classified as available-for-sale securities was based on quoted market prices. The carrying values of restricted cash and equivalents, and other investments approximate their fair values, due to their short-term to maturity. Funeral trust investments are evaluated for other-than-temporary impairment. Other-than-temporary impairment is required to be reflected in current earnings as a realized loss. It is possible that changes in interest rates, equity prices and other economic conditions in the near term could result in other-than-temporary impairment that could be significant to the Company.

        At January 4, 2004, the Company adopted FIN No. 46R. The transitional provisions do not require restatement of previously issued financial statements. Accordingly, the table below shows funeral trust investments at their fair values.

	October 9, 2004	January 4, 2004
	(unaudited)
Available-for-sale
Fixed income securities	$72,629	$72,809
Equity securities	71,108	62,243

Total available-for-sale	143,737	135,052
Restricted cash and equivalents	114,902	138,193
Other	34,259	33,743

Funeral trust investments	$292,898	$306,988

Unrealized gains	$3,720	$5,082
Unrealized losses	(60)	(304)

        Beginning January 4, 2004, realized investment income from the funeral trust investments, including realized gains and losses are recorded in other expense (income).

        During the 16 weeks ended October 9, 2004, funeral trust available-for-sale securities with a cost of $7,791,000 were sold for proceeds of $8,067,000, resulting in $425,000 and $149,000 of realized gains and losses, respectively. During the 40 weeks ended October 9, 2004, funeral trust available-for-sale securities with a cost of $17,705,000 were sold for proceeds of $18,619,000, resulting in $1,249,000 and $335,000 of realized gains and losses, respectively. The average cost method was used to determine the cost of funeral trust available-for-sale securities disposed of.

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

        The Company has determined that unrealized losses in the funeral trust investments are not other-than-temporary, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The Company's funeral trust investment unrealized losses and their duration as at October 9, 2004, are shown in the following table.

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
Fixed income securities	$1,876	$22	$268	$9	$2,144	$31
Equity securities	260	26	27	3	287	29

Total temporarily impaired securities	$2,136	$48	$295	$12	$2,431	$60

        Maturities of fixed income securities are estimated as follows:

October 9, 2004
Due in one year or less	$3,370
Due in one to five years	21,469
Due in five to ten years	7,328
Thereafter	40,462

$72,629

NOTE 4.    PRE-NEED CEMETERY RECEIVABLES AND TRUST INVESTMENTS

        The components of pre-need cemetery receivables and trust investments in the consolidated balance sheets are as follows:

	October 9, 2004	January 3, 2004
	(unaudited)
Customer receivables	$65,313	$73,807
Unearned finance income	(5,705)	(6,890)
Allowance for contract cancellations and refunds	(17,633)	(18,348)
Cemetery merchandise and service trust investments	264,062	—
Amounts receivable from cemetery trusts	—	264,609

	$306,037	$313,178

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

        At October 9, 2004, the fair value of cemetery merchandise and service trust investments classified as available-for-sale securities was based on quoted market prices. The carrying values of restricted cash and equivalents, and other investments approximate their fair values, due to their short-term to maturity. Cemetery trust investments are evaluated for other-than-temporary impairment. Other-than-temporary impairment is required to be reflected in current earnings as a realized loss. It is possible that changes in interest rates, equity prices and other economic conditions in the near term could result in other than temporary impairment that could be significant to the Company.

        At January 4, 2004, the Company adopted FIN No. 46R, the transitional provisions of which do not require restatement of previously issued financial statements. Accordingly, the table below shows cemetery merchandise and service trust investments at their fair values.

	October 9, 2004	January 4, 2004
	(unaudited)
Available-for-sale
Fixed income securities	$143,387	$152,066
Equity securities	100,486	92,766

Total available-for-sale	243,873	244,832
Restricted cash and equivalents	18,079	25,853
Other	2,110	2,035

Cemetery merchandise and service trust investments	$264,062	$272,720

Unrealized gains	$5,723	$8,497
Unrealized losses	(390)	(431)

        Beginning January 4, 2004, realized investment earnings from the cemetery merchandise and service trust investments, including realized gains and losses are recorded in other expense (income).

        During the 16 weeks ended October 9, 2004, cemetery merchandise and service trust available-for-sale securities with a cost of $9,251,000 were sold for proceeds of $10,066,000, resulting in $871,000 and $56,000 of realized gains and losses, respectively. During the 40 weeks ended October 9, 2004, cemetery merchandise and service trust available-for-sale securities with a cost of $36,115,000 were sold for proceeds of $37,212,000, resulting in $1,560,000 and $463,000 of realized gains and losses, respectively. The average cost method was used to determine the cost of cemetery trust available-for-sale securities disposed of.

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

        The Company has determined that unrealized losses in the cemetery merchandise and service trust investments are not other-than-temporary, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The Company's cemetery merchandise and service trust investment unrealized losses and their duration as at October 9, 2004, are shown in the following table.

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
Fixed income securities	$13,887	$160	$1,981	$70	$15,868	$230
Equity securities	1,450	143	151	17	1,601	160

Total temporarily impaired securities	$15,337	$303	$2,132	$87	$17,469	$390

        Maturities of fixed income securities are estimated as follows:

October 9, 2004
Due in one year or less	$6,653
Due in one to five years	42,385
Due in five to ten years	14,468
Thereafter	79,881

$143,387

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

        At October 9, 2004, the fair value of perpetual care trust investments classified as available-for-sale securities were based on quoted market prices. The carrying values of restricted cash and equivalents, and other investments approximate their fair values, due to their short-term to maturity. Perpetual care trust investments are evaluated for other-than-temporary impairment. Other-than-temporary impairment is reflected as a reduction in perpetual care trust investments with an offsetting reduction in non-controlling interest in perpetual care trust. It is possible that changes in interest rates, equity prices and other economic conditions in the near term could result in other than temporary impairment that could be significant to the Company.

        The transitional provisions of FIN No. 46R do not require restatement of previously issued financial statements. Accordingly, the table below shows perpetual care trust investments at their fair values at October 9, 2004, with no comparative information.

Available-for-sale
Fixed income securities	$195,760
Equity securities	24,138

Total available-for-sale	219,898
Restricted cash and equivalents	15,648
Other	703

Perpetual care trust investments	$236,249

Unrealized gains	$2,324
Unrealized losses	(1,265)

        During the 16 weeks ended October 9, 2004, perpetual care trust available-for-sale securities with a cost of $11,764,000 were sold for proceeds of $12,192,000, resulting in $498,000 and $70,000 of realized gains and losses, respectively. During the 40 weeks ended October 9, 2004, perpetual care trust available-for-sale securities with a cost of $36,382,000 were sold for proceeds of $36,994,000, resulting in $841,000 and $229,000 of realized gains and losses, respectively. The average cost method was used to determine the cost of perpetual care trust available-for-sale securities disposed of.

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

        The Company has determined that unrealized losses in the perpetual care trust investments are not other-than-temporary, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The Company's perpetual care trust investment unrealized losses and their duration as at October 9, 2004, are shown in the following table.

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
Fixed income securities	$67,937	$783	$9,691	$343	$77,628	$1,126
Equity securities	1,261	124	132	15	1,393	139

Total temporarily impaired securities	$69,198	$907	$9,823	$358	$79,021	$1,265

        Maturities of fixed income securities are estimated as follows:

October 9, 2004
Due in one year or less	$9,083
Due in one to five years	57,867
Due in five to ten years	19,752
Thereafter	109,058

$195,760

NOTE 6.    LONG-TERM DEBT

        Long-term debt consists of the following:

	October 9, 2004	January 3, 2004
	(unaudited)
Revolving credit facility (a)	$—	$—
Senior secured term loan B due in 2009 (a)(b)	281,896	245,891
7.75% Senior unsecured notes due in 2012 (c)	200,000	—
12.25% Senior unsecured notes due in 2009 (d)	4,509	330,000
12.25% Convertible subordinated notes due in 2012 (e)	—	31,879
Promissory notes and capitalized obligations, certain of which are secured by assets of certain subsidiaries	12,730	23,082

	499,135	630,852
Less, current maturities of long-term debt	4,492	10,896

	$494,643	$619,956

(a)
On September 17, 2003, the Company entered into a $325,000,000 senior secured facility (the "Credit Agreement"), which was funded on September 29, 2003, and included a $275,000,000 term loan (the "Term Loan B") and a $50,000,000 revolving credit facility (the "Revolving Credit Facility") to replace its previous credit facility. On January 23, 2004, the Company amended the Credit Agreement to, among other things:

(i)
Permit the repayment of the 12.25% Convertible subordinated notes, due in 2012.

(ii)
Reduce the applicable Term Loan B interest rate by 0.50% from LIBOR, plus 3.25% to LIBOR, plus 2.75%, or base rate, plus 2.25% to base rate, plus 1.75%.

  On August 19, 2004, the Company further amended the Credit Facility to, among other things:

  (i)
  Increase the principal amount of the Term Loan B to $368,000,000.

  (ii)
  Increase the amount available under the Revolving Credit Facility to $75,000,000, of which $25,000,000 is available in the form of letters of credit.

  (iii)
  Permit the Company to repay the subordinated bridge loan, due in 2005 (the "Bridge Loan") and redeem the 12.25% Senior unsecured notes, due in 2009 (the "Seven-Year Unsecured Notes"). On August 19, 2004, the Bridge Loan was fully repaid and terminated. As a result, an unamortized deferred finance cost of $920,000 is included in interest expense for the 16 weeks ended October 9, 2004.

  (iv)
  Permit the Company to issue new senior unsecured notes in the principal amount of $200,000,000.

  (v)
  Reduce the lowest applicable Term Loan B interest rate to LIBOR, plus 2.50%, or base rate, plus 1.50%, provided the Company meets a specified consolidated leverage ratio.

  (vi)
  Extend the Term Loan B maturity date to September 29, 2009, and reduce the amortization payments.

  The Revolving Credit Facility is intended to be used primarily to fund the Company's working capital requirements. The Revolving Credit Facility bears interest at a rate per annum in accordance with graduated pricing based upon the Company's consolidated leverage ratio, and the Company has the option to elect an interest rate equal to either (i) a base rate (4.75% at October 9, 2004), plus 2.00% (based upon the Company's consolidated leverage ratio at October 9, 2004), or (ii) LIBOR (2.06% for the three-month LIBOR at October 9, 2004), plus 3.00% (based upon the Company's consolidated leverage ratio at October 9, 2004). An annual fee of 0.50% is charged on the unused portion of the Revolving Credit Facility.

  Material covenants in the Credit Agreement include a requirement to maintain a minimum interest coverage ratio and fixed charge coverage ratio, a requirement not to exceed a maximum leverage ratio, annual maximum on capital expenditures and cemetery development, and specified maximum amounts for capital lease obligations, unsecured indebtedness, acquisitions, certain investments, and sales of accounts receivable. Outstanding principal amounts and interest accrued and unpaid may, at the election of the requisite lenders, become immediately due and payable and further commitments by the lenders to make loans may, at the election of the requisite lenders, be terminated upon the occurrence of events of default specified in the Credit Agreement. As of October 9, 2004, the Company was in compliance with all covenants and was not in breach of any provision of the Credit Agreement that would cause an event of default to occur. The Credit Agreement is secured by specified real property, and substantially all personal property of Alderwoods Group and specified subsidiaries. The Revolving Credit Facility matures on September 29, 2008.

  As of October 9, 2004, the amount available under the Revolving Credit Facility was $75,000,000, less $10,018,000 in outstanding letters of credit.

(b)
The Term Loan B provides the Company with an option to elect an interest rate equal to either (i) a base rate (4.75% at October 9, 2004), plus 1.75%, or (ii) LIBOR (2.06% for the three-month LIBOR at October 9, 2004), plus 2.75%. The weighted average rate of interest was 4.61% at October 9, 2004. The Term Loan B is repayable in quarterly principal installments from October 9, 2004, to June 13, 2009, (subject to reduction for prepayments) of 0.25% of the aggregate principal amount of the Term Loan B outstanding as of August 19, 2004, with a lump sum payment of the then-outstanding amount on the maturity date. The Company has prepaid the required quarterly principal installments up to and including the first quarter of its 2006 fiscal year.

  As a result of the amendment to the Credit Agreement on August 19, 2004, the Company expensed $1,164,000 of unamortized deferred finance costs, which is included in interest expense for the 16 weeks ended October 9, 2004. In addition, $1,932,000 of refinancing fees and costs incurred in connection with the Credit Agreement amendment is also included in interest expense for the 16 weeks ended October 9, 2004.

(c)
On August 19, 2004, the Company issued the 7.75% Senior unsecured notes, due in 2012 (the "Eight-Year Senior Unsecured Notes") in a transaction exempt from registration under the Securities Act of 1933. Interest accrues at an annual rate of 7.75% and is payable semi-annually on March 15 and September 15 or, if such day is not a business day, the next succeeding business day. At any time prior to September 15, 2007, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Eight-Year Senior Unsecured Notes at a redemption price of 107.75% of the stated principal amount, plus accrued and unpaid interest and Liquidated Damages (as defined in the indenture governing the Eight-Year Senior Unsecured Notes), if any, with net cash proceeds from specified equity offerings, provided at least 65% of the aggregate principal amount of the Eight-Year Senior Unsecured Notes remains outstanding and the redemption occurs within 90 days of the date of the closing of the specified equity offering. On or after September 15, 2008, the Company may, at its option, redeem all or part of the Eight-Year Senior Unsecured Notes at the redemption prices (expressed as percentages of the stated principal amount) set forth below, plus accrued and unpaid interest and Liquidated Damages, if any, if redeemed during the twelve-month period beginning on September 15 of the years indicated below:

Year	Percentage
2008	103.875
2009	101.938
2010 and thereafter	100.000
(d)
On January 2, 2002, the Company issued the Seven-Year Unsecured Notes. Interest is payable semi-annually on March 15 and September 15. The notes are redeemable on and after January 2, 2005, at the option of the Company, in whole or in part, at a price equal to 106.25% of the stated principal amount if redeemed from January 2, 2005 to January 1, 2006, at a price equal to 103.125% of the stated principal amount if redeemed from January 2, 2006 to January 1, 2007, and at a price equal to 100% of the stated principal amount if redeemed on or after January 2, 2007, plus accrued and unpaid interest to (but not including) the applicable redemption date. On April 21, 2004, the Company repurchased the principal amount of $9,248,000 at a premium of $1,110,000, plus accrued interest. The premium is included in interest expense for the 40 weeks ended October 9, 2004.

  On August 19, 2004, the Company repurchased the principal amount of $316,243,000 at a premium of $31,340,000, plus accrued interest pursuant to an offer to purchase and consent solicitation. The premium cost is included in interest expense for the 16 weeks ended October 9, 2004. In connection with this repurchase of 98.6% of the outstanding Seven-Year Unsecured Notes, the Company obtained the requisite consent of the holders thereof to eliminate from the indenture governing the Seven-Year Unsecured Notes substantially all of the restrictive covenants and certain conditions governing events of default.

(e)
On January 23, 2004, the Company terminated its obligations under the 12.25% Convertible subordinated notes, due in 2012, which were fully redeemed, at par, on February 23, 2004. As a result,

  an unamortized premium of $7,200,000 is included as a reduction of interest expense for the 40 weeks ended October 9, 2004.

        The Credit Agreement, the Eight-Year Senior Unsecured Notes and the Seven-Year Unsecured Notes are guaranteed by substantially all of Alderwoods Group's wholly-owned U.S. subsidiaries, other than Alderwoods Group's insurance subsidiaries and other specified excluded subsidiaries. Alderwoods Group, the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several.

        In certain change of control situations, the Company is required to make an offer to purchase the then-outstanding Eight-Year Senior Unsecured Notes and Seven-Year Unsecured Notes at a price equal to 101% of their stated principal amount, plus accrued and unpaid interest to the applicable repurchase date and, in the case of the Eight-Year Senior Unsecured Notes, Liquidated Damages, if any.

        The Credit Agreement and the indentures governing the Eight-Year Senior Unsecured Notes and the Seven-Year Unsecured Notes restrict the Company's ability to engage in asset sales. The Credit Agreement and the indenture governing the Eight-Year Senior Unsecured Notes prohibit dispositions of assets unless the assets disposed of fulfill the requirements of specified exceptions. The indenture governing the Eight-Year Senior Unsecured Notes excepts, among other exceptions, assets with a fair market value less than $5,000,000. One specified exception contained in the Credit Agreement is dispositions of any of a group of identified "discontinued assets;" another is dispositions of assets not exceeding $35,000,000 book value in the aggregate over the life of the Credit Agreement, provided that (i) the consideration received is at least equal to fair market value and (ii) not less than 75% of the consideration is paid in cash or cash equivalents. Within 270 days of the receipt of net proceeds from any such asset sale, the Company has the ability to apply such net proceeds at its option (or as otherwise required) to invest in non-current operating assets (or enter into agreements for such investment which agreements are consummated within 360 days of such receipt of asset sale proceeds). Up to $10,000,000 of such net proceeds in any fiscal year (but not in excess of $35,000,000 in the aggregate over the term of the Credit Agreement) may be applied to make capital expenditures. To the extent the Company receives net proceeds in excess of additional specified thresholds and such excess is not applied to invest in non-current operating assets or make capital expenditures as described in the two immediately preceding sentences, the Company must make mandatory repayments under the Credit Agreement and, after all indebtedness under the Credit Agreement has been repaid, offer to purchase the Eight-Year Senior Unsecured Notes at a purchase price equal to 100.00% of the stated principal amount, plus accrued and unpaid interest and Liquidated Damages, if any.

        Covenants in the Credit Agreement prohibit the payment of cash dividends and restrict, and under specified circumstances prohibit, the payment of non-cash dividends by the Company. In addition, covenants in the indenture governing the Eight-Year Senior Unsecured Notes restrict, and under specified circumstances prohibit, the payment of dividends by the Company.

        Pursuant to the indenture governing the Eight-Year Senior Unsecured Notes, the Company has entered into a registration rights agreement (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, the Company is required, on or prior to May 16, 2005, to file an exchange offer registration statement on an appropriate form under the Securities Act of 1933 with the U.S. Securities and Exchange Commission. Upon the effectiveness of the exchange offer registration statement, the Company will offer holders of the Eight-Year Senior Unsecured Notes the opportunity to exchange their notes for notes with substantially identical terms covered by the exchange offer registration statement. In the event (i) the Company fails to timely file an appropriate registration statement, (ii) the registration statement is not timely declared effective, (iii) the Company fails to timely consummate the exchange offer, or (iv) the registration statement is declared effective, but thereafter ceases to be effective or usable during periods specified in the Registration Rights Agreement (each of (i) through (iv), a "Registration Default"), then the Company will be subject to liquidated damages within the first 90-day period immediately following the Registration Default of 0.25% per annum of the outstanding principal amount of the Eight-Year Senior Unsecured Notes. The amount of liquidated damages will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until the Registration Default has been cured, up to a maximum of 1.00% per annum.

NOTE 7.    LEGAL CONTINGENCIES

        The Company is a party to legal proceedings in the ordinary course of its business and believes it has made adequate provision for any potential estimated liabilities. The Company does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 8.    CHANGES IN OTHER NON-CASH BALANCES

        Supplemental disclosures related to the statement of cash flows consist of the following:

	16 Weeks Ended		40 Weeks Ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003
Decrease (increase) in assets:
Receivables, net of allowances
Trade	$(2,452)	$(2,620)	$7,606	$5,203
Other	439	5,967	(6,234)	13,784
Inventories	2,273	(408)	309	(1,254)
Prepaid expenses	767	(729)	(2,875)	(3,326)
Pre-need funeral and cemetery contracts	—	15,498	—	40,892
Cemetery property	(4,015)	(1,154)	(6,564)	(2,337)
Other assets	(10,430)	(7,279)	(15,424)	(8,099)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(4,974)	(4,072)	(24,456)	(16,421)
Net effect of pre-need receivables and deferred revenue	18,083	(4,588)	31,452	1,632
Other liabilities	(495)	412	4,414	(1,954)
Insurance policy liabilities	1,134	1,169	1,605	2,804
Other changes in non-cash balances	3,214	2,652	(5,167)	2,985

	$3,544	$4,848	$(15,334)	$33,909

Supplemental information:
Interest paid	$22,160	$46,823	$43,499	$73,835
Income taxes paid, net of refunds	883	(9,015)	3,702	(7,695)
Bad debt expense	955	1,901	2,792	4,872
Non-cash investing and financing activities:
Stock issued in connection with the settlement of certain unsecured claims	—	—	31	107
Stock issued as compensation in lieu of cash	44	31	128	76
Capital leases entered into	—	125	—	168
Restricted cash investing and financing activities:
Purchases of funeral, cemetery, and perpetual care trust investments	28,980	—	96,670	—
Proceeds on disposition and maturities of funeral, and cemetery, and perpetual care trust investments	33,434	—	104,534	—
Increase in non-controlling interests in funeral, cemetery and perpetual care trusts	19,809	—	42,825	—
Decrease in non-controlling interests in funeral, cemetery and perpetual care trusts upon fulfillment of pre-need contracts	19,996	—	43,877	—

NOTE 9.    SUPPLEMENTARY FINANCIAL INFORMATION

        A summary of certain balance sheet accounts is as follows:

	October 9, 2004	January 3, 2004
	(unaudited)

Receivables, net of allowances:
Customer receivables	$58,584	$64,242
Allowance for doubtful accounts	(11,855)	(9,963)
Other	10,201	3,965

	$56,930	$58,244

Cemetery property:
Developed land and lawn crypts	$36,525	$34,880
Undeveloped land	30,115	31,070
Mausoleums	50,400	51,464

	$117,040	$117,414

Property and equipment:
Land	$169,684	$176,614
Buildings and improvements	358,850	351,252
Automobiles	13,550	13,917
Furniture, fixtures and equipment	51,262	45,460
Computer hardware and software	20,840	16,632
Accumulated depreciation and amortization	(77,518)	(55,393)

	$536,668	$548,482

Other assets:
Intangible assets	$14,086	$10,911
Deferred finance costs	12,214	8,072
Notes receivable	2,525	2,503
Other	11,236	9,591

	$40,061	$31,077

Accounts payable and accrued liabilities:
Trade payables	$18,179	$22,008
Interest	4,260	15,048
Accrued liabilities	47,062	59,353
Accrued taxes	50,540	46,050
Other	13,276	12,092

	$133,317	$154,551

Other liabilities:
Notes payable	$11,811	$9,763
Other	7,746	5,667

	$19,557	$15,430

	16 Weeks Ended		40 Weeks Ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003

Other expense (income), net:
For funeral, cemetery and perpetual care trust investments:
Realized gains	$(1,766)	$—	$(3,621)	$—
Realized losses	245	—	998	—
Interest and dividend income	(6,075)	—	(18,123)	—
Trust investment expenses and income taxes	1,358	—	3,493	—
Interest expense related to non-controlling interest in funeral and cemetery trusts	4,418	—	12,571	—
Non-controlling interest in perpetual care trusts	1,820	—	4,682	—
(Gain) loss on disposal of business and other assets	(91)	623	(1,588)	553
Other	26	(191)	2,201	(165)

	$(65)	$432	$613	$388

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

For the 16 Weeks Ended:	Funeral	Cemetery	Insurance	Other	Consolidated
Revenue earned from external sales:
October 9, 2004	$136,966	$49,002	$25,994	$—	$211,962
October 4, 2003	138,777	46,721	20,176	—	205,674
Income from operations:
October 9, 2004	$25,249	$5,849	$1,595	$(14,909)	$17,784
October 4, 2003	30,042	3,786	248	(13,247)	20,829
Depreciation and amortization:
October 9, 2004	$7,411	$4,525	$51	$1,010	$12,997
October 4, 2003	7,443	3,948	47	852	12,290

For the 40 Weeks Ended:	Funeral	Cemetery	Insurance	Other	Consolidated
Revenue earned from external sales:
October 9, 2004	$366,845	$123,898	$62,104	$—	$552,847
October 4, 2003	368,861	121,771	46,202	—	536,834
Income from operations:
October 9, 2004	$76,680	$16,528	$2,981	$(36,166)	$60,023
October 4, 2003	80,555	13,637	1,352	(32,394)	63,150
Depreciation and amortization:
October 9, 2004	$18,374	$10,217	$125	$2,429	$31,145
October 4, 2003	18,483	10,169	102	1,852	30,606
Total assets at:
October 9, 2004 (unaudited)	$1,169,182	$868,742	$265,373	$68,308	$2,371,605
January 3, 2004	1,218,974	668,357	481,622	84,050	2,453,003
Goodwill at:
October 9, 2004 (unaudited)	$321,158	$—	$—	$—	$321,158
January 3, 2004	320,500	—	—	—	320,500

        The following table reconciles income from operations of reportable segments to total income from operations and identifies the components of "Other" segment income from operations:

	16 Weeks Ended		40 Weeks Ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003
Income from operations of funeral, cemetery and insurance segments	$32,693	$34,076	$96,189	$95,544
Other expenses of operations:
General and administrative expenses	(14,909)	(13,247)	(36,166)	(32,394)

Total income from operations	$17,784	$20,829	$60,023	$63,150

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

        Previously, the Company designated certain parcels of surplus real estate as held for sale, as they do not meet the Company's future geographic and strategic objectives. During the 16 weeks ended October 9, 2004, the Company determined that the carrying amounts of certain of these surplus parcels of real estate exceeded their fair market value, less estimated costs to sell. As a result, the Company recorded a long-lived asset impairment provision of $445,000 (2003 — $725,000). The Company has recorded a net long-lived asset impairment provision of $937,000 for the 40 weeks ended October 9, 2004 (2003 — $4,300,000).

        The fair market value was determined by specific offer or bid, or an estimate based on comparable recent sales transactions. The asset impairment provisions include management estimates. As a result, actual results could differ significantly from these estimates.

NOTE 12.    DISCONTINUED OPERATIONS OF ASSETS HELD FOR SALE

        Over the previous two fiscal years, the Company engaged in a strategic market rationalization assessment to dispose of cemetery and funeral operating locations that did not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land. The Company believes this program is substantially complete. The Company will on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit in the Company's strategy. Once a property is added to the disposal list, the Company expects to receive a firm purchase commitment within one year. Certain of the Company's funeral and cemetary operating locations have not been sold after being added to the disposal list for more than one year. However, the Company continues to include these locations in discontinued operations of assets held for sale. The Company has entered into sale agreements for many of the locations, but is awaiting regulatory approval. Sale agreements for other locations were terminated prior to closing and the Company is negotiating agreements with other potential buyers. Any remaining locations are not significant.

        During the 12 weeks ended June 14, 2003, the Company identified Security Plan Life Insurance Company, its wholly-owned home service insurance company, as a non-strategic asset, because it was not part of the Company's pre-need funeral sales efforts. The Company's continuing insurance operations include Mayflower National Life Insurance Company and National Capital Life Insurance Company, its wholly-owned pre-need life insurance companies. On June 17, 2004, the Company announced the signing of an agreement by its subsidiary, Mayflower National Life Insurance Company, to sell all the outstanding shares of Security Plan Life Insurance Company for $85,000,000. The sale concluded on October 1, 2004. After payment of applicable taxes and expenses, and recapitalization of Mayflower National Life Insurance Company, the Company has utilized $65,000,000 of the proceeds to further reduce long-term debt. The Company recorded a pre-tax gain on the sale of $16,011,000.

        As at October 9, 2004, the Company had 41 funeral, 34 cemetery and five combination locations for disposal.

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

        The operating results of discontinued operations are summarized in the following table.

	16 Weeks Ended		40 Weeks Ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003
Revenue
Funeral	$3,894	$12,229	$14,689	$32,968
Cemetery	4,047	7,247	12,478	21,221
Insurance	15,871	16,619	41,720	42,038

	$23,812	$36,095	$68,887	$96,227

Gross margin
Funeral	$(323)	$955	$264	$2,057
Cemetery	92	1,101	502	1,561
Insurance	4,202	3,069	9,382	7,984

	3,971	5,125	10,148	11,602
Long-lived asset impairment on assets identified as held for sale	(720)	(11,962)	(23,265)	(21,313)
Other income (expense), net	16,947	965	17,549	6,208

Income (loss) from discontinued operations, before tax	20,198	(5,872)	4,432	(3,503)

Depreciation and amortization included in gross margin of discontinued operations	$304	$709	$933	$3,240

        Details of assets held for sale at October 9, 2004, are as follows:

	Funeral	Cemetery	Total
Assets held for sale
Current assets	$3,196	$601	$3,797
Pre-need receivables and trust investments	27,082	38,299	65,381
Cemetery property	—	134	134
Property and equipment	13,464	1,745	15,209
Cemetery perpetual care trust investments	—	18,541	18,541
Other assets	250	407	657

	$43,992	$59,727	$103,719

Liabilities associated with assets held for sale
Current liabilities	$273	$360	$633
Non-controlling interest in funeral and cemetery trusts	23,663	35,748	59,411
Other liabilities	925	14,442	15,367

	$24,861	$50,550	$75,411

Non-controlling interest in perpetual care trusts	$—	$18,456	$18,456

        The non-controlling interest in perpetual care trusts of $254,506,000 included in the Company's consolidated balance sheet includes $18,456,000, which represents the non-controlling interest in perpetual care trusts for discontinued operations of assets held for sale.

        Details of assets held for sale at January 3, 2004, are as follows:

	Funeral	Cemetery	Insurance	Total
Assets held for sale
Current assets	$3,952	$2,444	$3,033	$9,429
Pre-need contracts	40,350	63,967	—	104,317
Cemetery property	—	16,878	—	16,878
Property and equipment	39,020	3,302	957	43,279
Insurance invested assets	—	—	242,917	242,917
Other assets	182	326	23,524	24,032

	$83,504	$86,917	$270,431	$440,852

Liabilities associated with assets held for sale
Current liabilities	$676	$708	$2,509	$3,893
Deferred pre-need contract revenue	34,020	65,657	—	99,677
Insurance policy liabilities	—	—	203,766	203,766
Other liabilities	320	4,435	—	4,755

	$35,016	$70,800	$206,275	$312,091

NOTE 13.    EARNINGS PER SHARE

        The basic and diluted earnings (loss) per share computations for net income (loss) were as follows:

	16 Weeks Ended		40 Weeks Ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003
Income (loss) (numerator):
Net income attributable to Common stockholders	$(13,378)	$(13,185)	$(15,017)	$387

Shares (denominator):
Basic weighted average number of shares of Common stock outstanding (thousands)	40,003	39,976	39,997	39,968
Effect of stock options assumed exercised	—	—	—	404

Diluted weighted average number of shares of Common stock outstanding (thousands)	40,003	39,976	39,997	40,372

        For the 16 and 40 weeks ended October 9, 2004, employee and director stock options to purchase 4,241,250 shares of Common stock were not included in the computation of diluted earnings per share, because they were anti-dilutive.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Alderwoods Group, Inc. ("Alderwoods Group" and, together with its sudsidiaries unless the context otherwise requires, the "Company") is the second largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As of October 9, 2004, the Company operated 683 funeral homes, 110 cemeteries and 61 combination funeral homes and cemeteries throughout North America. As of October 4, 2003, the Company operated 737 funeral homes, 161 cemeteries and 60 combination funeral homes and cemeteries throughout North America and 39 funeral homes in the United Kingdom.

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

Critical Accounting Policies

        Accounting policies that the Company believes are both most important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgments are described under Item 7. "—Management's Discussion and Analysis of Financial Condition and Results of Operations" in Alderwoods Group's Annual Report on Form 10-K for the 53 weeks ended January 3, 2004, as filed with the U.S. Securities and Exchange Commission ("SEC").

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

Results of Operations

        Detailed below are the operating results of the Company for the 16 and 40 weeks ended October 9, 2004 and October 4, 2003. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of revenue.

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

16 Weeks Ended October 9, 2004 Compared to 16 Weeks Ended October 4, 2003

	16 Weeks Ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003
	(in millions)	(in millions)	(percentages)	(percentages)
Revenue
Funeral	$137.0	$138.8	64.6	67.5
Cemetery	49.0	46.7	23.1	22.7
Insurance	26.0	20.2	12.3	9.8

Total	$212.0	$205.7	100.0	100.0

Gross margin
Funeral	$25.7	$30.4	18.8	21.9
Cemetery	5.8	4.2	11.9	8.9
Insurance	1.6	0.2	6.1	1.2

Total	33.1	34.8	15.6	16.9

Expenses
General and administrative	14.9	13.3	7.0	6.4
Provision for asset impairment	0.4	0.7	0.2	0.4

Income from operations	17.8	20.8	8.4	10.1
Interest on long-term debt and refinancing costs	50.1	27.7	23.6	13.5
Other expenses (income), net	(0.1)	0.4	—	0.2

Loss before income taxes	(32.2)	(7.3)	(15.2)	(3.6)
Income taxes	(6.2)	(0.2)	(2.9)	(0.1)

Loss from continuing operations	(26.0)	(7.1)	(12.3)	(3.5)
Income (loss) from discontinued operations, net of tax	12.6	(6.1)	6.0	(2.9)

Net loss	$(13.4)	$(13.2)	(6.3)	(6.4)

        Other information for the 16 weeks ended October 9, 2004, and 16 weeks ended October 4, 2003, is summarized in the following table.

Continuing Operations:	October 9, 2004	October 4, 2003	Increase (decrease)
			(amount)	(percentages)
Funeral—Other Information
Number of funeral services performed	34,074	35,645	(1,571)	(4.4)
Average revenue per funeral service	$4,020	$3,893	$127	3.2
Pre-need funeral contracts written (in millions)	$52.9	$51.4	$1.5	3.1
Pre-need funeral conversion (percentages)	26	27	(1)	—
Cemetery—Other Information
Pre-need cemetery contracts written (in millions)	$26.3	$23.7	$2.8	11.1
Number of cemetery interments	13,411	13,917	(506)	(3.6)

Continuing Operations

        As there have been no material acquisitions or construction of new locations in 2004 and 2003, results from continuing operations reflect those of "same site" locations.

        Consolidated revenue of $212.0 million for the 16 weeks ended October 9, 2004, increased by $6.3 million, or 3.1%, compared to the corresponding period in 2003. The decrease in the funeral revenue was offset by increases in cemetery and insurance revenues. Consolidated gross margin as a percentage of revenue decreased to 15.6% for the 16 weeks ended October 9, 2004, from 16.9% for the corresponding period in 2003, primarily due to the decrease in funeral gross margin.

        Funeral revenue of $137.0 million for the 16 weeks ended October 9, 2004, decreased by $1.8 million, compared to $138.8 million for the corresponding period in 2003, primarily as a result of a decrease of 1,571, or 4.4%, in the number of funeral services performed, partially offset by an increase of $127, or 3.2%, in average revenue per funeral service performed. The increase in average revenue per funeral service performed was achieved through adjusting the pricing and mix of merchandise and services offered to customer families that were designed both to meet customer family needs and to increase average revenues.

        The number of cremation services performed as a percentage of total services performed increased to 36% for the 16 weeks ended October 9, 2004, compared to 34% for the corresponding period in 2003. The Company believes that the increase in the number of cremation services performed is due to the increasing customer preference for cremation services, as well as the Company's efforts to offer customer families a larger variety of cremation services and products. The number of cremation services performed may impact funeral revenue, as the average revenue per cremation service is typically lower than the average revenue for a traditional funeral service.

        Funeral gross margin as a percentage of revenue decreased to 18.8% for the 16 weeks ended October 9, 2004, compared to 21.9% for the corresponding period in 2003. The decrease in gross margin was primarily due to the decrease in funeral revenue, and increases in wages, benefits, and operating expenses. Due to the fixed nature of funeral costs over the short term, the Company believes that decreases in funeral revenue will not result in a corresponding decrease in funeral costs and will negatively impact funeral gross margins.

        Pre-need funeral contracts written for the 16 weeks ended October 9, 2004, were $52.9 million, compared to $51.4 million for the corresponding period in 2003. The Company is continuing its program to increase pre-need sales. For the 16 weeks ended October 9, 2004, 26% of funeral volume was derived from backlog, compared to 27% for the corresponding period in 2003. The Company manages the cash impact of its pre-need funeral sales program primarily by offsetting direct costs, including commissions paid to counselors, with either general agency commissions received from third party and related insurance companies or amounts not required to be trusted. The Company believes that pre-need funeral sales are important, because over time, they build the foundation for future funeral revenue and generate positive cash flow when the funeral service is performed.

        Cemetery revenue of $49.0 million for the 16 weeks ended October 9, 2004, was $2.3 million, or 4.9%, higher than cemetery revenue for the corresponding period in 2003, primarily due to higher at-need service and merchandise revenue and recognition of pre-need merchandise.

        Cemetery gross margin as a percentage of revenue increased to 11.9% for the 16 weeks ended October 9, 2004, compared to 8.9% for the corresponding period in 2003, primarily due to increasing revenue at existing locations, while minimizing fixed cost increases.

        Pre-need cemetery contracts written for the 16 weeks ended October 9, 2004, were $26.3 million, compared to $23.7 million for the corresponding period in 2003. The increase in pre-need cemetery contracts written was primarily due to the increase in pre-need space sales. For the 16 weeks ended

October 9, 2004, 68% of interments were at-need and 32% were pre-need fulfillments. Pre-need cemetery sales may initially decrease cash flows if the amount of cash initially collected is insufficient to cover the amount required to be trusted, sales commissions, and other direct costs paid out. However, this cash flow impact is not significant, as the Company sets minimum down payments, maximum terms and sales commission rates to maximize cash flow. The Company believes that pre-need cemetery sales are important, because over time, they generate positive cash flow and build the foundation for future cemetery revenue.

        Insurance revenue for the 16 weeks ended October 9, 2004, increased $5.8 million, or 28.8%, compared to the corresponding period in 2003, primarily due to increases in premiums of $4.6 million, realized net investment gains of $0.7 million, and net investment income of $0.5 million. Insurance premium revenue is up in 2004 primarily due to the impact of the Company's subsidiary, Rose Hills, beginning to sell the Company's insurance products. Insurance premium revenue is dependent on the level of pre-need funeral contracts written over time that are funded by the Company's insurance subsidiary. Insurance production, which represents the insurance segment's participation in the Company's pre-need funeral contracts for the 16 weeks ended October 9, 2004, was $36.5 million compared to $27.4 million for corresponding period in 2003. Insurance gross margin as a percentage of revenue increased to 6.1% for the 16 weeks ended October 9, 2004, compared to 1.2% for the corresponding period in 2003, primarily due to the revenue increase being at a rate higher than that of the cost increase. The Company expects the insurance gross margin percentage to grow modestly over the near term.

        Interest expense on long-term debt for the 16 weeks ended October 9, 2004, was $50.1 million, an increase of $22.4 million compared to the corresponding period in 2003. The effect of lower effective interest rates and debt repayments made by the Company during 2003 and the 40 weeks ended October 9, 2004, were more than offset by costs associated primarily with the Company's refinancing of long-term debt that occurred during the 16 weeks ended October 9, 2004, as detailed in the following table.

	16 Weeks Ended
	October 9, 2004	October 4, 2003
	(in millions)
Tender premium on the repurchase of the 12.25% Senior unsecured notes due in 2009	$31.3	$—
Unamortized deferred finance costs expensed relating to the $325.0 million senior secured facility (the "Credit Agreement") that was refinanced	1.2	—
Unamortized deferred finance costs expensed relating to the subordinated bridge loan due in 2005 that was fully repaid	0.9	—
Refinancing fees and costs on the Credit Agreement that was refinanced	1.9	—
Tender premium on the repurchase of the 9.5% Senior subordinated notes due in 2004		1.3
Unamortized discount expensed relating to the 9.5% Senior subordinated notes due in 2004 that was fully repaid	—	1.4
Fees and costs for early termination of the Company's previous credit facility entered into on January 2, 2002	—	1.5
Interest on long-term debt	14.8	23.5

Total interest on long-term debt and refinancing costs	$50.1	$27.7

        As a result of the debt reduction and lower rates of interest on the Company's remaining debt, the Company expects interest expense in 2004, excluding the effects of the tender premium, unamortized deferred finance costs, and refinancing fees and costs, to decline compared to 2003. The Company expects the applicable Senior secured term loan B interest rate to decrease from LIBOR, plus 2.75% to LIBOR, plus 2.50%, as a result of the Company filing its compliance certificate for the quarter ended October 9, 2004, with a consolidated leverage ratio below a specified threshold.

        General and administrative expenses for the Company for the 16 weeks ended October 9, 2004, were $14.9 million, or 7.0% of consolidated revenue, compared to $13.3 million, or 6.4% of consolidated revenue for the corresponding period in 2003. The bonus accrual for the 16 weeks ended October 9, 2004, was $1.6 million lower than the corresponding period last year. However, during the 16 weeks ended October 4, 2003, general and administrative expenses were reduced by $3.1 million as a result of net interest income received from a tax refund in connection with the audit of the predecessor company's 1993 through 1998 federal income tax returns.

        Income tax benefit for the 16 weeks ended October 9, 2004, was $6.2 million compared to $0.2 million for the corresponding period in 2003. The effective rate of tax was 19.2% for the 16 weeks ended October 9, 2004, compared to 2.5% for the 16 weeks ended October 4, 2003. The tax effects of the costs associated with the Company's refinancing of long-term debt that occurred during the 16 weeks ended October 9, 2004, have been recognized to the extent that the tax benefits were used during the period. A valuation allowance has been established against the deferred tax asset associated with the net operating loss created by the refinancing costs that were not utilized during the period. The effective tax rate varied from the statutory tax rate for the 16 weeks ended October 9, 2004, primarily because of the increase in the valuation allowance for which realization of the associated deferred tax benefit was not considered more likely than not. In addition, losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions. The Company's effective tax rate for the 16 weeks ended October 4, 2003, varied from the statutory tax rate, primarily because the losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions and there are differences between foreign and United States income tax rates. Future income and losses may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at October 9, 2004. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease reflecting realization of the benefits of tax assets that had a corresponding valuation allowance established on January 2, 2002, would be treated as a reduction of goodwill established on January 2, 2002, with any excess over the value assigned to such goodwill recognized as a capital transaction.

        In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), the Company undertook its annual goodwill impairment review during the 16 weeks ended October 9, 2004. Goodwill impairment is deemed to exist, and must then be further assessed, if a reporting unit's carrying amount exceeds its estimated fair value. The Company's reporting units are funeral, cemetery and insurance, which are consistent with the Company's operating segments. All of the Company's goodwill is recorded in the funeral reporting unit. As a result of the Company's annual goodwill impairment review, there was no indication of goodwill impairment, as the estimated fair value of the funeral reporting unit exceeded its carrying amount as at October 9, 2004.

Discontinued Operations

        Over the previous two fiscal years, the Company engaged in a strategic market rationalization assessment to dispose of cemetery and funeral operating locations that did not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land. The Company believes that the identification of business operations for disposal is substantially complete. The Company will now focus on selling the business operations identified for disposal and, on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit in the Company's strategy. Once a property is added to the disposal list, the Company expects to receive a firm purchase commitment within one year. Certain of the Company's funeral and cemetery operating locations have not been sold after being added to the disposal list for more than one year. However, the Company continues to include these locations in discontinued operations of assets held for sale. The Company has entered into sale agreements for many of the locations, but is awaiting regulatory approval. Sale agreements for other locations were terminated prior to closing and the Company is negotiating agreements with other potential buyers. Any remaining locations are not significant. The Company expects all of the discontinued locations will be sold by the end of the Company's 2004 fiscal year.

        During the 16 weeks ended October 9, 2004, the Company reduced its estimated expected proceeds on the assets held for sale based upon recently received bids. As a result, the Company record a long-lived asset impairment provision of $0.7 million within discontinued operations for the 16 weeks ended October 9, 2004.

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

        During the 16 weeks ended October 9, 2004, the Company closed 11 funeral locations and sold 21 funeral and 20 cemetery locations for gross proceeds of $15.5 million.

40 Weeks Ended October 9, 2004 Compared to 40 Weeks Ended October 4, 2003 (Continued)

	40 Weeks Ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003
	(in millions)	(in millions)	(percentages)	(percentages)
Revenue
Funeral	$366.8	$368.9	66.4	68.7
Cemetery	123.9	121.7	22.4	22.7
Insurance	62.1	46.2	11.2	8.6

Total	$552.8	$536.8	100.0	100.0

Gross margin
Funeral	$77.9	$83.3	21.2	22.6
Cemetery	16.2	15.2	13.1	12.5
Insurance	3.0	1.3	4.8	2.9

Total	97.1	99.8	17.6	18.6

Expenses
General and administrative	36.2	32.4	6.5	6.0
Provision for asset impairment	0.9	4.3	0.2	0.8

Income from operations	60.0	63.1	10.9	11.8
Interest on long-term debt and refinancing costs	70.8	65.0	12.8	12.1
Other expenses (income), net	0.6	0.4	0.1	0.1

Loss before income taxes	(11.4)	(2.3)	(2.0)	(0.4)
Income taxes	1.6	(8.1)	0.3	(1.5)

Net income (loss) from continuing operations	(13.0)	5.8	(2.3)	1.1
Loss from discontinued operations, net of tax	(2.0)	(5.4)	(0.4)	(1.0)

Net income (loss)	$(15.0)	$0.4	(2.7)	0.1

        Other information for the 40 weeks ended October 9, 2004, and 40 weeks ended October 4, 2003, is summarized in the following table.

Continuing Operations:	October 9, 2004	October 9, 2003	Increase (decrease)
			(amount)	(percentages)
Funeral—Other Information
Number of funeral services performed	91,274	94,209	(2,935)	(3.1)
Average revenue per funeral service	$4,019	$3,915	$104	2.7
Pre-need funeral contracts written (in millions)	$137.6	$126.4	$11.2	8.9
Pre-need funeral conversion (percentages)	26	26	—	—
Cemetery—Other Information
Pre-need cemetery contracts written (in millions)	$65.5	$61.4	$4.1	6.7
Number of cemetery interments	36,005	35,953	52	0.1

        Consolidated revenue of $552.8 million for the 40 weeks ended October 9, 2004, increased by $16.0 million, or 3.0%, compared to $536.8 million for the corresponding period in 2003, primarily as a result of the increase in cemetery and insurance revenue. Consolidated gross margin as a percentage of revenue decreased to 17.6% for the 40 weeks ended October 9, 2004, from 18.6% for the corresponding period in 2003, primarily due to the decrease in funeral gross margin.

        Funeral revenue of $366.8 million for the 40 weeks ended October 9, 2004, decreased by $2.1 million, or 0.5%, compared to $368.9 million for the corresponding period in 2003, primarily as a result of a decrease of 2,935, or 3.1%, in the number of funeral services performed, partially offset by an increase of $104, or 2.7%, in average revenue per funeral service performed. The increase in average revenue per funeral service performed was achieved through adjusting the pricing and mix of merchandise and services offered to customer families that were designed both to meet customer family needs and to increase average revenues.

        The number of cremation services performed as a percentage of total services performed increased to 35% for the 40 weeks ended October 9, 2004, compared to 34% for the corresponding period in 2003. The Company believes that the increase in the number of cremation services performed is due to the increasing customer family preference for cremation services, as well as the Company's efforts to offer customer families a larger variety of cremation services and products. The number of cremation services performed may impact funeral revenue, as the average revenue per cremation service is typically lower than the average revenue for traditional funeral services.

        Funeral gross margin as a percentage of revenue decreased slightly to 21.2% for the 40 weeks ended October 9, 2004, compared to 22.6% for the corresponding period in 2003. The decrease in gross margin was primarily due to the decrease in funeral revenue and increases in cost of goods sold, wages, and facilities costs, partially offset by decreases in benefits, and selling expenses. Due to the fixed nature of funeral costs over the short term, the Company believes that decreases in funeral revenue will not result in a corresponding decrease in funeral costs and will negatively impact funeral gross margins.

        Pre-need funeral contracts written for the 40 weeks ended October 9, 2004, were $137.6 million, compared to $126.4 million for the corresponding period in 2003. The Company is continuing its program to increase pre-need sales. For the 40 weeks ended October 9, 2004, and the corresponding period in 2003, 26% of funeral volume was derived from backlog. The Company manages the cash impact of its pre-need funeral sales program primarily by offsetting direct costs, including commissions paid to counselors, with either general agency commissions received from third party and related insurance companies or amounts not required to be trusted. The Company believes that pre-need funeral sales are important, because over time, they build the foundation for future funeral revenue and generate positive cash flow when the funeral service is performed.

        Cemetery revenue of $123.9 million for the 40 weeks ended October 9, 2004, was $2.2 million, or 1.7%, higher than cemetery revenue for the corresponding period in 2003. The increase in at-need service revenue during the 40 weeks ended October 9, 2004, compared to the corresponding period in 2003, was partially offset by a decrease in other revenue. Other revenue for the 40 weeks ended October 9, 2004, decreased because the Company revised its estimates of accrued perpetual care liabilities and recorded a one-time $3.9 million reversal of accrued perpetual care liabilities that increased other revenue for the 40 weeks ended October 4, 2003. The one-time $3.9 million reversal was necessary, because in 2001, in response to a state regulator inquiry, the Company determined that it had not properly calculated the amount to be trusted for endowment care on the sale of plots. Endowment care is recorded as a reduction in cemetery revenue, as amounts trusted are never available to the Company in the future. To properly recalculate the appropriate perpetual care liability, a significant number of individual contracts across several states needed to be reviewed, and the perpetual care liability recalculated against the balance already paid in order to determine the amount of the Company's additional liability. The Company prepared its best estimate of the perpetual care liability based on a sample of contracts from each state in which the problem existed and in 2001, the Company accrued an estimate for the perpetual care liability of additional required funding of $6.9 million, with the offset adjusting cemetery revenue. In 2003, the

Company completed its review and calculation of the required additional funding and adjusted the perpetual care liability accordingly.

        Cemetery gross margin as a percentage of revenue increased to 13.1% for the 40 weeks ended October 9, 2004, compared to 12.5% for the corresponding period in 2003, primarily as a result of the increase in cemetery revenue, partially offset by increases in advertising and promotion, facilities, and selling expenses.

        Pre-need cemetery contracts written for the 40 weeks ended October 9, 2004, were $65.5 million, compared to $61.4 million for the corresponding period in 2003. The increase in pre-need cemetery contracts written was primarily due to the increase in pre-need space sales. For the 40 weeks ended October 9, 2004, 67% of interments were at-need and 33% were pre-need fulfillments. Pre-need cemetery sales may initially decrease cash flows if the amount of cash initially collected is insufficient to cover the amount required to be trusted, sales commissions, and other direct costs paid out. However, this cash flow impact is not significant, as the Company sets minimum down payments, maximum terms and sales commission rates to maximize cash flow. The Company believes that pre-need cemetery sales are important, because over time, they generate positive cash flow and build the foundation for future cemetery revenue.

        Insurance revenue for the 40 weeks ended October 9, 2004, increased $15.9 million, or 34.4%, compared to the corresponding period in 2003, primarily due to increases in premiums of $13.3 million, net investment income of $1.4 million, and realized net investment gains of $1.2 million. Insurance premium revenue is up in 2004 primarily due to the impact of the Company's subsidiary, Rose Hills, beginning to sell the Company's insurance products. Insurance premiums are dependent on insurance production, as increases in insurance production generate increased insurance premiums over time. Insurance production, which represents the insurance segment's participation in the Company's pre-need funeral contracts for the 40 weeks ended October 9, 2004, was $90.1 million compared to $66.3 million for corresponding period in 2003. Insurance gross margin as a percentage of revenue increased to 4.8% for the 40 weeks ended October 9, 2004, compared to 2.9% for the corresponding period in 2003, primarily due to the revenue increase being at a rate higher than that of the cost increase. The Company expects the insurance gross margin percentage to grow modestly over the near term.

        Interest expense on long-term debt for the 40 weeks ended October 9, 2004, was $70.8 million, an increase of $5.8 million compared to the corresponding period in 2003. The effect of lower effective interest rates and debt repayments made by the Company during 2003 and the 40 weeks ended October 9,

2004, were more than offset by costs associated primarily with the Company's refinancing of long-term debt that occurred during the 40 weeks ended October 9, 2004, as detailed in the following table.

	40 Weeks Ended
	October 9, 2004	October 4, 2003
	(in millions)
Tender premium on the repurchase of the 12.25% Senior unsecured notes due in 2009	$32.5	$—
Unamortized deferred finance costs expensed relating to the Credit Agreement that was refinanced	1.2	—
Unamortized deferred finance costs expensed relating to the subordinated bridge loan due in 2005 that was fully repaid	0.9	—
Refinancing fees and costs on the Credit Agreement that was refinanced	1.9	—
Unamortized premium credited to interest expense on 12.25% Convertible subordinated notes due in 2012 that was fully retired	(7.2)	—
Tender premium on the repurchase of the 9.5% Senior subordinated notes due in 2004	—	1.3
Unamortized discount expensed relating to the 9.5% Senior subordinated notes due in 2004 that was fully repaid	—	1.4
Fees and costs for early termination of the Company's previous credit facility entered into on January 2, 2002		1.5
Interest on long-term debt	41.5	60.8

Total interest on long-term debt and refinancing costs	$70.8	$65.0

        As a result of the debt reduction and lower rates of interest on the Company's remaining debt, the Company expects interest expense in 2004, excluding the effects of the tender premium, unamortized deferred finance costs, and refinancing fees and costs, to decline compared to 2003.

        General and administrative expenses for the Company for the 40 weeks ended October 9, 2004, were $36.2 million, or 6.5% of consolidated revenue, compared to $32.4 million, or 6.0% of consolidated revenue for the corresponding period in 2003. During the 40 weeks ended October 4, 2003, general and administrative expenses were reduced by a $5.0 million reversal of accrued legal expense, which resulted from a settlement by the Company of an automobile accident suit. In 2000, the suit was filed against the Company claiming both compensation and punitive damages, as a result of the automobile accident. The Company's assessment indicated its insurance did not cover punitive damages and as such, the Company accrued an estimated liability for probable punitive damages. In 2003, the Company and its insurance company settled with the plaintiffs for amounts within the Company's insurance coverage, which included no punitive damages. In addition, during the 40 weeks ended October 4, 2003, general and administrative expenses were reduced by $3.1 million as a result of net interest income received from a tax refund in connection with the audit of the predecessor company's 1993 through 1998 federal income tax returns.

        Income tax expense for the 40 weeks ended October 9, 2004, was $1.6 million compared to income tax benefit of $8.1 million for the corresponding period in 2003. The effective rate of tax was 14.0% for the 40 weeks ended October 9, 2004, compared to the effective tax benefit rate of 355.8% for the 40 weeks ended October 4, 2003. The effective tax rate varied from the statutory rate for the 40 weeks ended October 9, 2004, primarily because of the increase in the valuation allowance for which realization of the associated deferred tax benefit was not considered more likely than not. In addition, losses incurred in certain jurisdictions did not offset the tax expenses in profitable jurisdictions, which were partially offset by the favorable settlement of income tax audits of $0.7 million. For the 40 weeks ended October 4, 2003, the effective income tax rate varied from the statutory rate, primarily because of a $9.7 million favorable settlement of a federal income tax audit. Future income and losses may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at October 9, 2004. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease reflecting realization of the benefits of tax assets that had a corresponding valuation allowance established on January 2, 2002, would be treated as a reduction of goodwill established on January 2, 2002, with any excess over the value assigned to such goodwill recognized as a capital transaction.

        In accordance with FAS 142, the Company undertook its annual goodwill impairment review during the 16 weeks ended October 9, 2004. Goodwill impairment is deemed to exist, and must then be further assessed, if a reporting unit's carrying amount exceeds its estimated fair value. The Company's reporting units are funeral, cemetery and insurance, which are consistent with the Company's operating segments. All of the Company's goodwill is recorded in the funeral reporting unit. As a result of the Company's annual goodwill impairment review, there was no indication of goodwill impairment, as the estimated fair value of the funeral reporting unit exceeded its carrying amount as at October 9, 2004.

        At December 31, 2001, the Company had accrued $57.1 million of reorganization costs related to costs incurred during the predecessor company's reorganization, as well as costs incurred in connection with the actual emergence and various related activities. As of October 9, 2004, the balance of $12.2 million of reorganization costs, primarily consisting of accruals for a trustee fee dispute and legal fee reimbursements, has been included in accounts payable and accrued liabilities.

Discontinued Operations

        Over the previous two fiscal years, the Company engaged in a strategic market rationalization assessment to dispose of cemetery and funeral operating locations that did not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land. The Company believes that the identification of business operations for disposal is substantially complete. The Company will now focus on selling the business operations identified for disposal and, on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit in the Company's strategy. Once a property is added to the disposal list, the Company expects to receive a firm purchase commitment within one year. Certain of the Company's funeral and cemetery operating locations have not been sold after being added to the disposal list for more than one year. However, the Company continues to include these locations in discontinued operations of assets held for sale. The Company has entered into sale agreements for many of the locations, but is awaiting regulatory approval. Sale agreements for other locations were terminated prior to closing and the Company is negotiating agreements with other potential buyers. Any remaining locations are not significant. The Company expects all of the discontinued locations will be sold by the end of the Company's 2004 fiscal year.

        During the 12 weeks ended June 14, 2003, the Company identified Security Plan Life Insurance Company, its wholly-owned home service insurance company, as a non-strategic asset as it did not support the Company's pre-need funeral sales efforts. The Company's continuing insurance operations include Mayflower National Life Insurance Company and National Capital Life Insurance Company, its wholly-owned pre-need life insurance companies. On June 17, 2004, the Company announced the signing of an agreement by its subsidiary Mayflower National Life Insurance Company to sell all the outstanding shares of Security Plan Life Insurance Company for $85.0 million. The sale concluded on October 1, 2004. The Company recorded a pre-tax gain on the sale of $16.0 million.

        During the 12 weeks ended March 27, 2004, the Company reduced its estimated proceeds on the group of assets held for sale and as a result recorded an $11.3 million long-lived asset impairment provision. Prior to the second quarter of the 2004 fiscal year, the Company expected certain locations to sell as two distinct groups. Group A included 23 locations while Group B consisted of 93 locations. The Company had a commitment from a single purchaser to purchase all of Group A, and had interest shown by six different groups in bidding on all of Group B. The impairment reviews done for each of Group A and Group B prior to the second quarter of the 2004 fiscal year aggregated the carrying values of the locations within each group to compare against the group's estimated fair value. In the second quarter of the 2004 fiscal year, the initial purchaser of Group A declined to purchase some of the locations in Group A. In addition, the bids received on Group B were significantly below the Company's expectations, and the Company determined that the locations would generate higher proceeds if sold in smaller groups or as individual locations.

        The impairment review done in second quarter of the 2004 fiscal year looked at either individual locations or aggregated locations into different groups than used previously for the impairment review. Expected proceeds were estimated for each location or new groups of aggregated locations based on current purchase commitments, offers or comparable transactions. The aggregate expected proceeds for all locations held for sale did not change significantly from that used in the previous impairment review. However, the impairment review of each location or new groups of aggregated locations resulted in proceeds being higher or lower than the relevant carrying values.

        As a result, the Company was required to record a long-lived asset impairment provision of $11.5 million within discontinued operations for the 12 weeks ended June 19, 2004. Provided that the properties are ultimately sold for estimated proceeds, accumulated unrealized gains of approximately $11.4 million will be included in income upon disposition. Accordingly, the Company has recorded an aggregate $23.3 million long-lived asset impairment provision within discontinued operations for the 40 weeks ended October 9, 2004.

        As at October 9, 2004, the Company had 41 funeral, 34 cemetery and five combination locations for disposal.

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

        During the 40 weeks ended October 9, 2004, the Company closed 19 funeral locations and sold 27 funeral and 39 cemetery locations for gross proceeds of $18.5 million.

Accounting change and recent accounting standards

Consolidation of trusts

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

        As a result of the consolidation of the funeral and cemetery merchandise and service trusts, and perpetual care trusts, the Company recorded the following as at January 4, 2004:

(unaudited)
Trust assets and liabilities recorded:
Funeral trust investments	$306,988
Cemetery merchandise and service trust investments	272,720
Cemetery perpetual care trust investments	231,071
Non-controlling interest in funeral and cemetery trusts	(578,782)
Non-controlling interest in perpetual care trusts	(261,847)
Deferred income tax assets	284
Deferred income tax liabilities	(1,299)
Assets held for sale	127,358
Liabilities associated with assets held for sale	(96,493)
Amounts eliminated:
Amounts receivable from funeral trusts, net of allowances	(301,495)
Amounts receivable from cemetery trusts, net of allowances	(264,609)
Deferred pre-need funeral contract revenue	301,495
Deferred pre-need cemetery contract revenue	264,609

        Creditors of the consolidated trusts have no recourse to the general credit of the Company, except as provided under contracts executed by the Company or its subsidiaries.

        The Company has changed its accounting policy on accounting for insurance funded pre-need funeral contracts as of January 4, 2004, as the Company has concluded that its insurance funded pre-need funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, "Elements in Financial Statements." Accordingly, the Company has retroactively removed from its consolidated balance sheet amounts relating to insurance funded pre-need funeral contracts previously included in pre-need funeral contracts with an equal and offsetting amount in deferred pre-need funeral contract revenue. The removal of insurance funded pre-need funeral contracts did not have an impact on the Company's results of operations, consolidated stockholders' equity, or cash flows. Set forth below is the effect of this removal on total assets and liabilities for the Company as of January 3, 2004, December 28, 2002, and December 31, 2001.

	Alderwoods Group
	As of January 3, 2004	As of December 28, 2002	As of December 31, 2001
	(in thousands)
Total assets, previously stated	$3,115,437	$3,200,766	$3,503,103
Removal of amounts receivable from third-party insurance companies	(662,434)	(616,426)	(628,987)

Total assets, restated	$2,453,003	$2,584,340	$2,874,116

Total liabilities, previously stated	$2,570,544	$2,677,364	$2,763,751
Removal of amounts from deferred pre-need funeral and cemetery revenue	(662,434)	(616,426)	(628,987)

Total liabilities, restated	$1,908,110	$2,060,938	$2,134,764

  The Meaning of Other-Than-Temporary Impairment

        In March 2004, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance is applicable to debt and equity securities that are within the scope of the FASB Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 was scheduled to be effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted the disclosure provisions of EITF 03-1 during the fiscal year ended January 3, 2004. The adoption of the measurement and recognition provisions is not expected to have a material impact on the consolidated financial statements, result of operations or liquidity of the Company.

Pre-need Funeral and Cemetery Backlog for Continuing Operations

        The Company's backlog represents pre-need funeral and cemetery arrangements with customer families. These arrangements are subject to trust or insurance funding requirements. The activities in the Company's funeral backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

	16 Weeks Ended		40 Weeks Ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003
	(in thousands)
Funeral backlog:
Beginning balance	$1,255,364	$1,162,576	$1,209,978	$1,140,832
Sales, net of cancellations	43,626	45,485	122,119	116,722
Maturities	(40,251)	(42,154)	(94,859)	(99,818)
Net increase in insurance benefits and earnings realized on funeral trust balances	6,374	9,394	14,462	27,007
Change in cancellation reserve	(10,175)	278	3,687	(6,005)
Other	102	3,015	(347)	(144)

Ending balance	$1,255,040	$1,178,594	$1,255,040	$1,178,594

Trust funded	$363,546	$339,756	$363,546	$339,756
Third party insurance companies	642,373	663,255	642,373	663,255
Subsidiary insurance companies	249,121	175,583	249,121	175,583

	$1,255,040	$1,178,594	$1,255,040	$1,178,594

        The activities in the Company's cemetery backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

	16 Weeks Ended		40 Weeks Ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003
	(in thousands)
Cemetery backlog:
Beginning balance	$263,077	$261,543	$259,635	$248,082
Sales, net of cancellations	24,100	22,189	60,171	58,982
Maturities	(26,082)	(23,774)	(61,621)	(57,631)
Earnings realized on cemetery trust balances	461	2,371	3,252	2,313
Change in cancellation reserve	(247)	(33)	(128)	336
Other	—	(1,759)	—	8,455

Ending balance	$261,309	$260,537	$261,309	$260,537

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

        Net cash from continuing operating activities was $35.9 million for the 16 weeks ended October 9, 2004, compared to $23.4 million for the corresponding period in 2003. The increase is primarily due to the increase of $13.2 million in withdrawals of excess funds from funeral and cemetery trusts.

        Net cash from continuing operating activities was $72.3 million for the 40 weeks ended October 9, 2004, compared to $98.9 million for the corresponding period in 2003. The decrease is primarily due to decrease of $5.9 million in withdrawals of excess funds from funeral and cemetery trusts and the increase in payments of accrued liabilities. In addition, for the 40 weeks ended October 9, 2003, there was a $7.5 million cash receipt of a legal claim settlement.

        The Company's insurance subsidiaries are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company and its other subsidiaries. Dividends are only distributable after regulatory approval is obtained. The cash inflows from operations of the insurance subsidiaries are primarily generated from insurance premiums, all of which are invested in insurance invested assets.

        Net cash used in continuing investing activities was $46.2 million for the 16 weeks ended October 9, 2004, compared to $15.6 million for the corresponding period in 2003, primarily due to the increase of $20.5 million in net purchase of insurance invested assets. The Company has entered into an agreement to purchase a building to replace an administration office that is currently leased. The total capital expenditure for this building during 2004, including renovation costs, is expected to be $4.0 million, which will increase annual depreciation expense by approximately $0.2 million and reduce annual lease expense by approximately $0.5 million.

        Net cash used in continuing investing activities was $56.6 million for the 40 weeks ended October 9, 2004, compared to $27.8 million for the corresponding period in 2003, primarily due to the increase of $22.8 million in net purchase of insurance invested assets.

        Net cash used in continuing financing activities was $128.3 million for the 16 weeks ended October 9, 2004, compared to $32.3 million for the corresponding period in 2003. The increase was primarily due to the higher net repayment of debt during 2004.

        Net cash used in continuing financing activities was $156.9 million for the 40 weeks ended October 9, 2004, compared to $98.6 million for the corresponding period in 2003. The increase was primarily due to the higher net repayment of debt during 2004.

        The net increase in cash from discontinued operations was $100.6 million for the 16 weeks ended October 9, 2004, due primarily to the sale of Security Plan Life Insurance Company for $85.0 million.

        The net increase in cash from discontinued operations was $109.9 million for the 40 weeks ended October 9, 2004, due primarily to the sale of Security Plan Life Insurance Company for $85.0 million.

        The Company completed the sale of Security Plan Life Insurance Company on October 1, 2004, for gross proceeds of $85.0 million. The Company recorded a pre-tax gain on the sale of $16.0 million, and after payment of applicable taxes and expenses, and recapitalization of Mayflower National Life Insurance Company, realized net proceeds of $65.0 million, which the Company has utilized to further reduce long-term debt.

        The Company expects to complete the sale of its funeral and cemetery locations held for sale in 2004, with the majority of expected proceeds of approximately $21.4 million used to further reduce long-term debt. As of October 9, 2004, the carrying value of the funeral and cemetery assets to be disposed of were approximately $9.9 million. Actual amounts could significantly differ from these estimates, as the assets held for sale and proceeds may change as a result of further negotiations with potential buyers.

        As of October 9, 2004, the Company's cash balance was $10.2 million and the amount available under the Credit Agreement's $75.0 million revolving credit facility was $75.0 million, less $10.0 million in outstanding letters of credit. As of October 9, 2004, the Company's debt repayment obligation over the next 12 months is $4.6 million and aggregates $297.4 million over the next five years. The Company believes that the Revolving Credit Facility (as defined below), together with existing cash, cash flow from operations and expected cash proceeds from the sale of discontinued operations, will be sufficient to meet the Company's anticipated capital expenditures, working capital requirements and debt repayment obligations in both the near and intermediate terms.

Long-Term Indebtedness

        The change in the Company's carrying amounts of long-term indebtedness is as follows:

Issue	Long-Term Indebtedness Carrying Value January 3, 2004	Net increase (decrease)	Long-Term Indebtedness Carrying Value October 9, 2004
	(in millions)	(in millions)	(in millions)
Senior secured Term Loan B due in 2008 (a)	$245.9	$36.0	$281.9
7.75% Senior unsecured notes due in 2012 (b)	—	200.0	200.0
12.25% Senior unsecured notes due in 2009 (c)	330.0	(325.5)	4.5
12.25% Convertible subordinated notes due in 2012 (d)	31.9	(31.9)	—
Promissory notes and capitalized obligations (e)	23.1	(10.4)	12.7

Carrying amounts	$630.9	$(131.8)	$499.1

(a)
On September 17, 2003, the Company entered into the Credit Agreement, which was funded on September 29, 2003, and included a $275.0 million term loan (the "Term Loan B") and a $50.0 million revolving credit facility (the "Revolving Credit Facility") to replace its previous credit facility. The

  Revolving Credit Facility originally included $20.0 million available in the form of letters of credit. On January 23, 2004, the Company amended the Credit Agreement to, among other things:

  (i)
  Permit the repayment of the 12.25% Convertible subordinated notes, due in 2012.

  (ii)
  Reduce the applicable Term Loan B interest rate by 0.50% from LIBOR, plus 3.25% to LIBOR, plus 2.75%, or base rate, plus 2.25% to base rate, plus 1.75%.

  On August 19, 2004, the Company further amended the Credit Facility to, among other things:

  (i)
  Increase the principal amount of the Term Loan B to $368.0 million.

  (ii)
  Increase the amount available under the Revolving Credit Facility to $75.0 million of which, $25.0 million is available in the form of letters of credit.

  (iii)
  Permit the Company to repay the subordinated bridge loan, due in 2005 (the "Bridge Loan") and redeem the 12.25% Senior unsecured notes, due in 2009 (the "Seven-Year Unsecured Notes"). On August 19, 2004, the Bridge Loan was fully repaid and terminated.

  (iv)
  Permit the Company to issue new senior unsecured notes in the principal amount of $200.0 million.

  (v)
  Reduce the applicable Term Loan B interest rate to LIBOR, plus 2.50%, or base rate, plus 1.50%, provided the Company meets a specified consolidated leverage ratio.

  (vi)
  Extend the Term Loan B maturity date to September 29, 2009, and reduce the amortization payments.

(b)
On August 19, 2004, the Company issued the 7.75% Senior unsecured notes, due in 2012 (the "Eight-Year Senior Unsecured Notes") in a transaction exempt from registration under the Securities Act of 1933.

(c)
On April 21, 2004, the Company repurchased the principal amount of $9.3 million of the 12.25% Senior unsecured notes, due in 2009, at a premium of $1.1 million, plus accrued interest. On August 19, 2004, the Company repurchased the principal amount of $316.2 million at a premium of $31.3 million, plus accrued interest.

(d)
On January 23, 2004, the Company terminated its obligations under the 12.25% Convertible subordinated notes, due in 2012, which were fully redeemed, at par, on February 23, 2004.

(e)
The change represents the net amount of repayments, increases in debt, foreign exchange and other adjustments.

        The Credit Agreement, the Eight-Year Senior Unsecured Notes, and the Seven-Year Unsecured Notes are guaranteed by substantially all of the Company's wholly-owned U.S. subsidiaries, other than the Company's insurance subsidiaries and certain other excluded subsidiaries. Alderwoods Group, Inc., the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several.

        Financial covenants under the Credit Agreement require the Company to maintain a minimum interest coverage ratio and fixed charge coverage ratio, and not to exceed a maximum leverage ratio. As of October 9, 2004, the Company met all of the financial covenants required by the Credit Agreement.

        Pursuant to the indenture governing the Eight-Year Senior Unsecured Notes, the Company has entered into a registration rights agreement (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, the Company is required, on or prior to May 16, 2005, to file an exchange offer registration statement in an appropriate form under the Securities Act of 1933 with the U.S. Securities and Exchange Commission. Upon the effectiveness of the exchange offer registration statement, the Company will offer holders of the Eight-Year Senior Unsecured Notes the opportunity to exchange their notes for notes with substantially identical terms covered by the exchange offer registration statement. In the event (i) the Company fails to timely file an appropriate registration statement, (ii) the registration statement is not timely declared effective, (iii) the Company fails to timely consummate the exchange offer, or (iv) the registration statement is declared effective, but thereafter ceases to be effective or usable during periods specified in the Registration Rights Agreement (each of (i) through (iv), a "Registration Default"), then the Company will be subject to liquidated damages within the first 90-day period immediately following the Registration Default, of 0.25% per annum of the outstanding principal amount of the Eight-Year Senior Unsecured Notes. The amount of liquidated damages will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until the Registration Default has been cured, up to a maximum of 1.00% per annum.

Contractual Obligations and Commercial Commitments

        The following table details the Company's contractual obligations of continuing and discontinued operations as of October 9, 2004. Significant changes to long-term debt are discussed above under "Long-Term Indebtedness."

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Long-term debt (a)	$486,405	$—	$5,520	$280,885	$200,000
Promissory notes and capitalized obligations (a) (b)	12,852	4,556	4,655	1,795	1,846
Operating leases (c)	27,609	7,411	9,349	4,654	6,195
Purchase obligations (d)	264	264	—	—	—

Total	$527,130	$12,231	$19,524	$287,334	$208,041

(a)
See Note 6 to the Company's interim consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

(b)
Promissory notes and capitalized obligations include non-competition agreements and capitalized lease obligations.

(c)
Operating leases are primarily for premises and automobiles and expire over the next one to 28 years.

(d)
The Company entered into an agreement to purchase a building, including renovations, to use as office premises. As discussed below, purchase orders are not included in these amounts.

        In addition to the operating leases noted in the table above, as at October 9, 2004, the Company leased approximately 1,250 vehicles under a master operating lease agreement, which has a minimum lease term of 12 months. The Company's practice is to continue these leases on a month-to-month basis after the expiry of the minimum lease term. Lease payments for these vehicles are projected to be $7.4 million over the next 12 months.

        The Company issues purchase orders for the supply of goods and services for its operations. As of October 9, 2004, there were no significant or unusual purchase orders outstanding. The Company entered into agreements with certain suppliers of funeral and cemetery merchandise, and office supplies to obtain volume discounts. However, none of these agreements have committed purchase quantities or prices.

        The following table details the Company's commercial commitments as of October 9, 2004.

		Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Lines of credit (a)	$—	$—	$—	$—	$—
Standby letters of credit (b)	10,018	10,018	—	—	—
Surety obligations (c)	2,403	2,339	43	11	10

Total contractual cash obligations	$12,421	$12,357	$43	$11	$10

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

(c)
Surety bonds relate to arrangements entered into by the Company with certain surety companies who issue surety bonds on the Company's behalf as required by existing state and local regulations. The surety bonds primarily support the Company's pre-need funeral and cemetery sales activities.

        At October 9, 2004, the aggregate fair value of the Company's forward foreign currency exchange contracts and foreign currency option contracts was an asset of $1.3 million. There has been no material change in the Company's forward foreign currency exchange contract and foreign currency option commitments, which are described under Item 7A. "— Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the 53 weeks ended January 3, 2004, as filed with the SEC.

Off-Balance Sheet Arrangements

        Off-balance sheet arrangements as of October 9, 2004, consist of operating leases noted above under "Contractual Obligations and Commercial Commitments."

Other Information

EBITDA from Continuing Operations

        The Company's earnings from continuing operations before interest, taxes, depreciation and amortization, and provision for goodwill impairment and provision for asset impairment ("EBITDA") are presented in the table below and reconciled to the Company's net income (loss) from continuing operations. The Company considers EBITDA to be an important supplemental indicator of operating performance. The Company believes that EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of the operating performance of companies with high yield debt, and the vast majority of companies with high yield debt present EBITDA when reporting their results. The Company believes EBITDA facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). It is also one basis, subject to certain modifications, on which compliance with certain of the financial covenants under the amended credit agreement is determined and some payments under certain of the Company's compensation plans are calculated. EBITDA is not a term that has specific meaning in accordance with GAAP and may be calculated differently by other companies. EBITDA is not a measurement of the Company's financial performance under GAAP and should not be considered in isolation, as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP, or otherwise as a measure of a company's profitability, or as an alternative to cash flows from operating activities or otherwise as a measure of liquidity.

	16 Weeks Ended		40 Weeks Ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003
	(millions of dollars)
EBITDA from continuing operations:
Net income (loss) from continuing operations	$(26.0)	$(7.1)	$(12.9)	$5.8
Income taxes	(6.2)	(0.2)	1.6	(8.0)
Interest on long-term debt and refinancing costs	50.1	27.7	70.8	65.0
Depreciation and amortization	13.0	12.3	31.1	30.6
Provision for asset impairment	0.4	0.7	0.9	4.3

EBITDA from continuing operations	$31.3	$33.4	$91.5	$97.7

Restrictions

        The Credit Agreement and the indentures governing the Eight-Year Senior Unsecured Notes and the Seven-Year Unsecured Notes restrict the Company's ability to engage in asset sales. The Credit Agreement and indenture governing the Eight-Year Senior Unsecured Notes prohibit dispositions of assets unless the assets disposed of fulfill the requirements of specified exceptions. The indenture governing the Eight-Year Senior Unsecured Notes excepts, among other exceptions, assets with a fair market value less than $5.0 million. One specified exception contained in the Credit Agreement is dispositions of any of a group of identified "discontinued assets;" another is dispositions of assets not exceeding $35.0 million book value in the aggregate over the life of the Credit Agreement, provided that (i) the consideration received is at least equal to fair market value and (ii) not less than 75% of the consideration is paid in cash or cash equivalents. Within 270 days of the receipt of net proceeds from any such asset sale, the Company has the ability to apply such net proceeds at its option (or as otherwise required) to invest in non-current operating assets (or enter into agreements for such investment which agreements are consummated within 360 days of such receipt of asset sale proceeds). Up to $10.0 million of such net proceeds in any fiscal year (but not in excess of $35.0 million in the aggregate over the term of the Credit Agreement) may be applied to make capital expenditures. To the extent the Company receives net proceeds in excess of additional specified thresholds and such excess is not applied to invest in non-current operating assets or make capital expenditures as described in the two immediately preceding sentences, the Company must make mandatory repayments under the Credit Agreement and, after all indebtedness under the Credit Agreement has been repaid, offer to purchase the Eight-Year Senior Unsecured Notes at a purchase price equal to 100.0% of the stated principal amount, plus accrued and unpaid interest and Liquidated Damages (as defined in the indenture governing the Eight-Year Senior Unsecured Notes), if any.

        Covenants in the Credit Agreement prohibit the payment of cash dividends and restrict, and under specified circumstances prohibit, the payment of dividends by Alderwoods Group. In addition, covenants in the indenture governing the Eight-Year Senior Unsecured Notes restrict, and under specified circumstances prohibit, the payment of non-cash dividends by Alderwoods Group. The Company is not expecting to pay any dividends on the Common Stock in the foreseeable future.

        The Company's insurance subsidiaries are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company and its other subsidiaries. The cash flow used in operations of the insurance subsidiaries for the 16 and 40 weeks ended October 9, 2004, was approximately $45.7 million and $62.2 million, respectively, primarily due to a $65.0 million distribution to the Company following the consummation of the sale of Security Plan Life Insurance Company.

Continuing and Discontinued Locations

        The Company's number of continuing and discontinued locations by country, state and province as of October 9, 2004, and the overall totals as of October 9, 2004, and January 3, 2004, are summarized in the table below.

	Number of Continuing Operations Locations			Number of Discontinued Operations Locations
							Total Number of Locations
Country, State / Province
	Funeral	Cemetery	Combination	Funeral	Cemetery	Combination	Funeral	Cemetery	Combination
Canada
British Columbia	17	–	1	2	2	–	19	2	1
Alberta	11	–	–	–	–	–	11	–	–
Saskatchewan	23	–	–	–	–	–	23	–	–
Manitoba	3	1	2	–	–	–	3	1	2
Ontario	22	–	–	–	–	–	22	–	–
Quebec	17	–	–	–	–	–	17	–	–
Nova Scotia	11	–	–	3	–	–	14	–	–

Total Canadian	104	1	3	5	2	–	109	3	3
United States
Alabama	8	–	1	1	–	–	9	–	1
Alaska	3	–	–	–	–	–	3	–	–
Arizona	5	–	1	–	–	–	5	–	1
Arkansas	3	–	–	–	–	–	3	–	–
California	46	2	7	–	1	–	46	3	7
Colorado	3	1	1	1	–	–	4	1	1
Connecticut	3	–	–	–	–	–	3	–	–
Florida	32	5	8	13	2	2	45	7	10
Georgia	25	6	5	–	–	–	25	6	5
Idaho	4	1	–	–	–	–	4	1	–
Illinois	8	16	3	4	7	–	12	23	3
Indiana	17	5	–	–	–	–	17	5	–
Kansas	7	–	–	2	–	–	9	–	–
Kentucky	1	–	–	–	–	–	1	–	–
Louisiana	22	2	–	–	–	–	22	2	–
Maryland	2	–	–	–	–	–	2	–	–
Massachusetts	13	–	–	–	–	–	13	–	–
Michigan	12	–	–	2	–	–	14	–	–
Minnesota	9	1	1	–	–	–	9	1	1
Mississippi	22	1	2	1	4	–	23	5	2
Montana	4	–	–	–	–	–	4	–	–
Nevada	2	–	1	–	–	–	2	–	1
New Hampshire	4	–	–	–	–	–	4	–	–
New Mexico	5	–	–	2	–	1	7	–	1
New York	38	1	–	–	–	–	38	1	–
North Carolina	26	9	2	2	3	–	28	12	2
Ohio	17	4	1	–	7	–	17	11	1
Oklahoma	18	1	1	1	–	–	19	1	1
Oregon	18	1	3	–	1	–	18	2	3
Pennsylvania	6	–	–	–	–	–	6	–	–
Rhode Island	4	–	–	2	–	–	6	–	–
South Carolina	6	5	2	–	–	–	6	5	2
Tennessee	33	2	5	1	5	–	34	7	5
Texas	60	4	4	4	2	2	64	6	6
Virginia	22	–	–	–	–	–	22	–	–
Washington	24	3	3	–	–	–	24	3	3
West Virginia	3	–	–	–	–	–	3	–	–
Wisconsin	–	–	–	–	–	–	–	–	–
Puerto Rico	3	5	2	–	–	–	3	5	2

Total United States	538	75	53	36	32	5	574	107	58

Overall total, as of October 9, 2004	642	76	56	41	34	5	683	110	61

Overall total, as of January 3, 2004	666	78	56	64	72	4	730	150	60

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding the Company's exposure to certain market risks, see Item 7A. "—Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the 53 weeks ended January 3, 2004, as filed with the SEC. As of October 9, 2004, there were no material changes in such matters disclosed in the Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of October 9, 2004, an evaluation was carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

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

        The information appearing in this Quarterly Report on Form 10-Q is accurate only as of the date hereof, as the Company's business, financial condition, results of operations or prospects may have changed after that date. Except as required by law, the Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to the Company and persons acting on its behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Quarterly Report on Form 10-Q.

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

  •
  making it more difficult for the Company to satisfy its financial obligations;

  •
  reducing the availability of the Company's cash flows to fund its working capital requirements, capital expenditures, acquisitions, investments and other business activities because the Company will be required to use a substantial portion of its cash flows to service its debt obligations;

  •
  increasing the Company's vulnerability to adverse economic and industry conditions;

  •
  increasing the Company's exposure to interest rate increases because a portion of the Company's borrowings is at variable interest rates;

  •
  restricting the Company from making strategic acquisitions or taking advantage of favorable business opportunities;

  •
  limiting the Company's flexibility in planning for, or reacting to, changes in its business and industry; and

  •
  placing the Company at a competitive disadvantage when compared to competitors with less relative amounts of debt.

Despite the Company's significant level of debt, the Company may still be able to incur more debt, which could intensify the risks described above.

        The Company may be able to incur significant amounts of debt in the future, subject to compliance with its existing financing arrangements. Although the Company's Credit Agreement and the indenture governing the Eight-Year Senior Unsecured Notes contain restrictions on the incurrence of additional debt, debt incurred in compliance with these restrictions could be significant. If new debt is added to the Company's and its subsidiaries' current debt level, the related risks that the Company faces would be magnified.

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

        If the Company is unable to meet its debt obligations or to fund its other liquidity needs, the Company may need to restructure or refinance its debt. The Company's ability to refinance its debt or obtain additional financing will depend on:

  •
  its financial condition at the time;

  •
  restrictions in agreements governing its debt, and

  •
  other factors, including financial market or industry conditions.

        As a result, it may be difficult for the Company to obtain financing on terms that are acceptable to it, or at all. Without this financing, the Company could be forced to sell assets under unfavorable circumstances to make up for any shortfall in its payment obligations. The terms of the Company's Credit Agreement and the indentures governing the Eight-Year Senior Unsecured Notes and the Seven-Year

Unsecured Notes limit the Company's ability to sell assets and also restrict the use of proceeds from such a sale. Moreover, substantially all of the Company's assets have been pledged to secure repayment of its debt under the Credit Agreement. In addition, the Company may not be able to sell assets quickly enough or for sufficient amounts to enable it to meet its obligations.

Restrictive covenants in the Company's Credit Agreement and the indentures governing the Eight-Year Senior Unsecured Notes and the Seven-Year Unsecured Notes may prevent it from pursuing business activities that could otherwise improve its results of operations.

        The terms of the Company's Credit Agreement and the indentures governing the Eight-Year Senior Unsecured Notes and the Seven-Year Unsecured Notes limit its ability and the ability of its subsidiaries to, among other things:

  •
  incur additional debt;

  •
  pay dividends or make distributions or redeem or repurchase stock;

  •
  make investments;

  •
  grant liens;

  •
  make capital expenditures;

  •
  enter into transactions with affiliates;

  •
  sell assets; and

  •
  acquire the assets of, or merge or consolidate with, other companies.

        The Company's Credit Agreement also requires it to maintain financial ratios. Complying with these restrictive covenants and financial ratios, as well as those that may be contained in any future debt agreements, may impair the Company's ability to finance its future operations or capital needs or to take advantage of other favorable business opportunities. The Company's ability to comply with these restrictive covenants and financial ratios will depend on its future performance, which may be affected by events beyond its control. The Company's failure to comply with any of these covenants or restrictions when they apply will result in a default under the particular debt instrument, which could permit acceleration of the debt under that instrument and, in some cases, the acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. In an event of default, or in the event of a cross-default or cross-acceleration, the Company may not have sufficient funds available to make the required payments under its debt. If the Company is unable to repay amounts owed under the terms of the Credit Agreement, the lenders thereunder may be entitled to sell most or substantially all of the Company's assets and the assets of many of its subsidiaries to satisfy its obligations under the Credit Agreement.

Risks Related to the Company

The Company operates in a highly competitive industry.

        The North American funeral and cemetery industry primarily consists of small family-owned businesses. The death care industry in the United States is made up of approximately 22,000 funeral homes and 10,500 cemeteries. The Company believes the four largest public operators of funeral homes and cemeteries in the United States are Service Corporation International, Alderwoods Group, Stewart Enterprises, Inc., and Carriage Services, Inc. The Company believes the four largest public death care companies collectively generate approximately 20% of death care revenues in the United States. The Company's competition in the markets in which it operates generally arise from one or more of the above public operators in addition to independent operators of funeral homes and cemeteries for at-need and pre-need business. The market share of a single funeral home or cemetery in any community is a function of the name, reputation and location of that funeral home or cemetery although competitive pricing, professional service and well-maintained locations are also important. Gains in market share within a community are usually realized over a number of years, although losses in market share may appear in a shorter time frame.

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

        The Company is currently pursuing the sale of funeral homes and cemeteries designated as held for sale in North America, because these properties and operations are either marginal or do not fit within its long-term strategic growth plans. The Company believes that the closing or sale of those businesses will enable its management to focus on its most productive operations where its operating initiatives may bring about the greatest benefits. The Company cannot assure that it will be able to dispose of these properties and operations or that buyers will accept its terms, nor can the Company give any assurance that the selling prices of these properties and operations will not be materially different from its expectations. Any variance between the anticipated and actual sale prices or changes in the basis of these businesses could result in the Company taking an impairment charge or loss or gain on actual sale.

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

        The Company is not expecting to pay any dividends on its Common Stock in the foreseeable future. Certain institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in the Company's Common Stock. In addition, covenants in the Credit Agreement prohibit the payment of cash dividends and restrict, and under certain circumstances prohibit, the payment of other dividends by the Company. In addition, covenants in the indenture governing the Eight-Year Senior Unsecured Notes restrict, and under certain circumstances prohibit, the payment of dividends by the Company.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the Company's financial condition, results of operations, and market price of the Company's Common Stock.

        The Company is in the process of documenting and testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires management assessments of the effectiveness of the Company's internal controls over financial reporting as of the end of its fiscal year (January 1, 2005) and a report by the Company's independent auditors addressing management's assessments and the effectiveness of the internal controls as of that date. During the course of the Company's testing, the Company may identify deficiences and weaknesses, which the Company may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. If management is unable to conclude that the Company's internal controls are effective at year end or the Company's auditors are unable to give a favorable report on management's assessment, this could have a material adverse effect on the Company's access to capital and the market price of the Company's Common Stock.

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

        There is an increasing trend in North America toward cremation. According to the Cremation Association of North America, approximately 28% of all deaths in 2002 in the United States were followed by cremation. This figure has grown at approximately 1% annually since 1997 and is projected to continue to grow at a comparable rate over the next three to five years. Compared to traditional funeral services, cremations have historically generated higher gross profit percentages but lower overall revenues. A substantial increase in the rate of cremations performed by the Company could have a material adverse effect on its financial condition, results of operations and cash flows.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit Number	Description

2.1	Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 99.1 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed September 10, 2001)
2.2	Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.2 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.3	Second Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.3 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.4	Order Approving Modification of Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries and Compromise and Settlement of Claims Filed by Thomas Hardy (incorporated by reference to Exhibit 2.4 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.5	Findings of Fact, Conclusions of Law and Order Confirming Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries, As Modified, dated December 5, 2001 (incorporated by reference to Exhibit 2.5 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.6	Final Order dated December 7, 2001 (incorporated by reference to Exhibit 2.6 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.7	Stock Purchase Agreement dated as of June 17, 2004, by and between Citizens Insurance Company of America and Mayflower National Life Insurance Company (incorporated by reference to Exhibit 2.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 26, 2004)
3.1	Certificate of Incorporation of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
3.2	Bylaws of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-K of Loewen Group International, Inc., SEC File No. 000-33277, filed December 17, 2001)
4.2	Equity Registration Rights Agreement among Alderwoods Group, Inc. and certain holders of Common Stock. (incorporated by reference to Exhibit 4.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.3	Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)

4.4	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed on March 28, 2002)
4.5	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc., and Angelo, Gordon & Co. (incorporated by reference to Exhibit 4.6 to the Form 10-Q of Alderwoods Group, Inc., SEC file No. 000-33277, filed July 24, 2002)
4.6	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual Advisors, LLC (incorporated by reference to Exhibit 4.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.7	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and GSCP Recovery, Inc. and GSC Recovery II, L.P. (incorporated by reference to Exhibit 4.8 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.8	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Oaktree Capital Management, LLC (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.9	Indenture governing the 7 3/4% Senior Unsecured Notes due 2012**
4.10	Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 10.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.11	First Supplemental Indenture dated as of August 4, 2004, to the Indenture governing the 12 1/4% Senior Notes due 2009**
10.1	Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America Securities LLC, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.2	Credit Agreement dated September 17, 2003, among Alderwoods Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 12, 2003)
10.3	Amendment No. 1 dated January 23, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.4	Amendment No. 2 dated August 19, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto**
*10.5	Employment Agreement dated January 2, 2004, by and between Alderwoods Group, Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.6 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
*10.6	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.7 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)

*10.7	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Cameron R.W. Duff (incorporated by reference to Exhibit 10.8 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
*10.8	Employment Agreement dated January 2, 2004, by and between Alderwoods Group, Inc. and Ross S. Caradonna (incorporated by reference to Exhibit 10.9 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
*10.9	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 1, 2003)
*10.10	Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey (incorporated by reference to Exhibit 10.36 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
*10.11	Amendment No. 1 dated March 16, 2004, to the Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey (incorporated by reference to Exhibit 10.12 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 10, 2004)
*10.12	Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and Paul A. Houston (incorporated by reference to Exhibit 10.37 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
*10.13	Alderwoods Group, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.14	Director Compensation Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.15	Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*      Indicates management contract or compensatory plan or arrangement.

**    Filed herewith.

(b)   Reports on Form 8-K

        The following Current Reports on Form 8-K were furnished or filed by Alderwoods Group during the third quarter of fiscal 2004:

Date Furnished or Filed	Item Number	Description

Filed July 23, 2004 (dated July 22, 2004)	Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits	Press release announcing Alderwoods Group, Inc.'s intention to offer up to $200 million of its senior notes in a transaction exempt from the registration requirements of the Securities Act of 1933.
Filed July 23, 2004 (dated July 22, 2004)	Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits	Press release announcing that Alderwoods Group, Inc. has commenced a cash tender offer and consent solicitation for any and all of its outstanding 12.75% Senior notes due 2009.
Furnished July 26, 2004 (dated July 26, 2004)	Item 7. Financial Statements, Pro Forma Financial Information and Exhibits and Item 12. Results of Operations and Financial Condition	Press release announcing Alderwoods Group, Inc.'s second quarter unaudited financial results, for the 12 weeks ended June 19, 2004.
Furnished July 28, 2004 (dated July 28, 2004)	Item 7. Financial Statements, Pro Forma Financial Information and Exhibits and Item 9. Regulation FD Disclosure	In connection with proposed financings, Alderwoods Group, Inc. first disclosed certain information regarding the Company on July 28, 2004.
Furnished July 28, 2004 (dated July 28, 2004)	Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits	Letter dated July 21, 2004, from Service Corporation International, Alderwoods Group, Inc., Stewart Enterprises, Inc., and Carriage Services, Inc. to Mr. Donald T. Nicolaisen, Chief Accountant of the Securities and Exchange Commission, regarding the Company's conclusions on the application of FIN 46R to the Company's statutorily required trusts.
Filed August 5, 2004 (dated August 4, 2004)	Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits	Press release announcing the receipt of tenders and related consents from holders of the Company's 12.25% Senior notes due 2009 sufficient to amend the indenture governing such notes.

Filed August 5, 2004 (dated August 5, 2004)	Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits	Press release announcing the consideration to be paid in connection with the Company's tender offer and consent solicitation for the Company's 12.25% Senior notes due 2009.
Filed August 19, 2004 (dated August 18, 2004)	Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits	Press release announcing that Alderwoods Group, Inc. has extended the expiration date of its cash tender offer for any and all of its outstanding 12.75% Senior notes due 2009.
Filed August 19, 2004 (dated August 19, 2004)	Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits	Press release announcing that the Company has closed the offering of its $200 million 7.75% Senior notes due 2012 and that it has completed its debt refinancing.
Filed August 19, 2004 (dated August 19, 2004)	Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits	Press release announcing the final results of the Company's cash tender offer and consent solicitation for any and all of its outstanding 12.75% Senior notes due 2009.
Furnished October 6, 2004 (dated October 1, 2004)	Item 2.01. Completion of Acquisition or Disposition of Assets and Item 9.01. Financial Statements and Exhibits	Press release announcing the conclusion of the sale by the Company's wholly owned subsidiary, Mayflower Life Insurance Company, of all of the outstanding capital stock of Security Plan Life Insurance Company, and pro forma financial statements giving effect to the sale.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALDERWOODS GROUP, INC.
Dated: November 18, 2004	By:	/s/ KENNETH A. SLOAN Kenneth A. Sloan Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 99.1 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed September 10, 2001)
2.2	Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.2 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.3	Second Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.3 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.4	Order Approving Modification of Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries and Compromise and Settlement of Claims Filed by Thomas Hardy (incorporated by reference to Exhibit 2.4 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.5	Findings of Fact, Conclusions of Law and Order Confirming Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries, As Modified, dated December 5, 2001 (incorporated by reference to Exhibit 2.5 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.6	Final Order dated December 7, 2001 (incorporated by reference to Exhibit 2.6 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.7	Stock Purchase Agreement dated as of June 17, 2004, by and between Citizens Insurance Company of America and Mayflower National Life Insurance Company (incorporated by reference to Exhibit 2.7 to the Form 10-Q of Alderwoods Group, Inc. SEC File No. 000-33277, filed July 26, 2004)
3.1	Certificate of Incorporation of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
3.2	Bylaws of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-K of Loewen Group International, Inc., SEC File No. 000-33277, filed December 17, 2001)
4.2	Equity Registration Rights Agreement among Alderwoods Group, Inc. and certain holders of Common Stock. (incorporated by reference to Exhibit 4.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.3	Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.4	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed on March 28, 2002)

4.5	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc., and Angelo, Gordon & Co. (incorporated by reference to Exhibit 4.6 to the Form 10-Q of Alderwoods Group, Inc. SEC File No. 000-33277, filed July 24, 2002)
4.6	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual Advisors, LLC (incorporated by reference to Exhibit 4.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.7	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and GSCP Recovery, Inc. and GSC Recovery II, L.P. (incorporated by reference to Exhibit 4.8 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.8	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Oaktree Capital Management, LLC (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.9	Indenture governing the 7 3/4% Senior Unsecured Notes due 2012
4.10	Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 10.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.11	First Supplemental Indenture dated as of August 4, 2004, to the Indenture governing the 12 1/4% Senior Notes due 2009
10.1	Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America Securities LLC, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.2	Credit Agreement dated September 17, 2003, among Alderwoods Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 12, 2003)
10.3	Amendment No. 1 dated January 23, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.4	Amendment No. 2 dated August 19, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and other lenders party hereto
10.5	Employment Agreement dated January 2, 2004, by and between Alderwoods Group, Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.6 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.6	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.7 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.7	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Cameron R.W. Duff (incorporated by reference to Exhibit 10.8 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)

10.8	Employment Agreement dated January 2, 2004, by and between Alderwoods Group, Inc. and Ross S. Caradonna (incorporated by reference to Exhibit 10.9 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.9	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 1, 2003)
10.10	Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey (incorporated by reference to Exhibit 10.36 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
10.11	Amendment No. 1 dated March 16, 2004, to the Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey (incorporated by reference to Exhibit 10.12 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 10, 2004)
10.12	Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and Paul A. Houston (incorporated by reference to Exhibit 10.37 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
10.13	Alderwoods Group, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
10.14	Director Compensation Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
10.15	Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: November 18, 2004	/s/ PAUL A. HOUSTON Paul A. Houston President, Chief Executive Officer and Director (Principal Executive Officer)

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

Dated: November 18, 2004	/s/ KENNETH A. SLOAN Kenneth A. Sloan Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Alderwoods Group, Inc. (the "Company") on Form 10-Q for the sixteen weeks ended October 9, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Dated: November 18, 2004.

/s/ PAUL A. HOUSTON Paul A. Houston President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ KENNETH A. SLOAN Kenneth A. Sloan Executive Vice President, Chief Financial Officer (Principal Financial Officer)

        The foregoing certification is being furnished solely pursuant to 18 U.S.C. § 1350 and is not being filed as part of the Report or as a separate disclosure document.

QuickLinks

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
APPLICABLE ONLY TO CORPORATE ISSUERS
ALDERWOODS GROUP, INC.
PART I FINANCIAL INFORMATION
ALDERWOODS GROUP, INC. CONSOLIDATED BALANCE SHEETS Expressed in thousands of dollars except number of shares
ALDERWOODS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) Expressed in thousands of dollars except per share amounts and number of shares
ALDERWOODS GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited) Expressed in thousands of dollars except number of shares
ALDERWOODS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) Expressed in thousands of dollars
PART II OTHER INFORMATION
SIGNATURES
INDEX TO EXHIBITS
CERTIFICATION
CERTIFICATION
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002