Form 10-K
period 2005-01-01
ALDERWOODS GROUP INC
filed 2005-03-28
CIK 927914

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the 52 weeks (fiscal year) ended January 1, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-33277

ALDERWOODS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1522627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
311 Elm Street, Suite 1000, Cincinnati, Ohio (Address of principal executive offices)	45202 (Zip Code)

Registrant's telephone number, including area code: 513-768-7400

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

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

        The aggregate market value of the Common Stock and Warrants to purchase Common Stock held by non-affiliates of the registrant (assuming that the registrant's only affiliates are its officers and directors), based on their closing prices on the Nasdaq Stock Market on June 19, 2004 was $505,865,000 and $3,022,000, respectively.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /x/    No / /

        At February 26, 2005, there were 40,060,010 shares of Common Stock outstanding and Warrants to purchase 2,992,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Listed hereunder is the document to be incorporated by reference and the Parts of the Form 10-K into which portions of the document will be incorporated:

Document	Part of Form 10-K
Proxy Statement to be delivered to stockholders in connection with the annual meeting of stockholders to be held on April 28, 2005.	Part III

i

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

        All dollar amounts are in United States dollars unless otherwise indicated. When discussing the Company's financial condition and results of operations, unless the context otherwise requires, references to "2004" or "fiscal 2004," "2003" or "fiscal 2003" and "2002" or "fiscal 2002" refer to the 52 weeks ended January 1, 2005, the 53 weeks ended January 3, 2004, and the 52 weeks ended December 28, 2002, respectively.

PART I

ITEM 1.    BUSINESS

Overview

        Alderwoods Group, Inc. is the second largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As of January 1, 2005, the Company operated 648 funeral homes, 79 cemeteries and 63 combination funeral homes and cemeteries throughout North America. The Company provides funeral and cemetery services and products on both an at-need (time of death) and pre-need basis. In support of its pre-need business, the Company operates insurance subsidiaries that provide customers with a funding mechanism for the pre-arrangement of funerals.

        Alderwoods Group is a holding company owning, directly or indirectly, the capital stock of approximately 212 subsidiaries through which the funeral, cemetery and insurance businesses are operated. The principal executive office of the Company is located at 311 Elm Street, Suite 1000, Cincinnati, Ohio 45202. Under the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., its Parent Corporation and certain of their Debtor Subsidiaries, as modified (the "Plan"), Loewen International (incorporated in Delaware on February 25, 1987), as reorganized and renamed Alderwoods Group, Inc., succeeded to the business previously conducted by Loewen Group on January 2, 2002 (the "Effective Date").

        Since January 2, 2002, the Company's new management team has focused on stabilizing core business operations and reducing debt while maintaining stable cash flow for operating purposes. The Company is focused on achieving improved levels of organic growth, engaging in strategic and targeted key market development to strengthen core operations, strengthening its balance sheet and working toward achieving its commitment of setting the industry standard for customer service, administration, and financial management.

        The Company's operations are geographically diversified across 38 states, seven provinces in Canada and Puerto Rico. Consistent with the Company's urban-based clustering strategy, the Company has a significant number of funeral homes and cemeteries located in Los Angeles, Chicago, New York City, Atlanta, Miami, Houston, and Toronto. The Company's Rose Hills facility, located approximately 14 miles from downtown Los Angeles, is the largest single-location cemetery and funeral home combination facility in the United States. According to the United States Bureau of the Census, many of the metropolitan areas the Company serves have a large population over the age of 65, which represents a principal target market for the Company's pre-need sales program as well as at-need sales. The Company has a pre-need sales program that builds future revenue and which the Company believes enhances future market share. In addition, the Company believes the implementation of its specialty retail and marketing approach has led to an increase in average revenue per call for at-need sales since 2002.

Business Operations

        The Company's segments primarily consist of the funeral and cemetery activities. The Company's segments also include an insurance business in support of its funeral business. Within the Company's segments, the Company maintains a regional operating structure for the funeral and cemetery businesses that is organized into multiple geographic regions in the United States and Canada. For certain financial information by segment and geographic area, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 17 to the Company's Consolidated Financial Statements. Funeral operations constituted approximately 66% of consolidated revenue of the Company for 2004, compared to approximately 68% for 2003, and approximately 69% for 2002. Cemetery operations constituted approximately 23% of consolidated revenue of the Company for 2004, 2003, and 2002. Insurance operations constituted approximately 11% of consolidated revenue of the Company for 2004, as compared to approximately 9% for 2003, and approximately 8% for 2002.

Funeral Operations

        The Company's funeral operations encompass making funeral and cremation arrangements on an at-need or pre-need basis. The Company's funeral operations offer a full range of funeral services, including the collection of remains, registration of death, professional embalming, use of funeral home facilities, sale of caskets and other merchandise and transportation to a place of worship, funeral chapel, cemetery or crematorium. The Company's funeral operations generally experience higher volumes in the winter months, primarily due to a higher incidence of deaths, as a result of illnesses brought on by cold weather.

        Amounts paid for funeral services are recorded as revenue at the time the service is performed. Payments made for pre-need funeral contracts are either placed in trust or are used on behalf of the purchaser of the pre-need contract to pay premiums on life insurance polices, under which the Company is designated as the beneficiary. Realized earnings on funeral trust funds and related expenses of the trusts are recognized in other expense (income). Typically, an offsetting accretion expense for the non-controlling interest in the trusts is included as interest expenses in other expense (income). At the date of performing a pre-need funeral service, the original contract amount, together with related accrued net earnings from trust and increased insurance benefits, is recorded as funeral revenue. Selling costs related to the sale of pre-need funeral contracts are expensed in the period incurred.

Cemetery Operations

        The Company's cemetery operations assist families in making burial arrangements and offer a complete line of cemetery products (including a selection of burial spaces, burial vaults, lawn crypts, caskets, memorials, niches and mausoleum crypts), the opening and closing of graves and cremation services.

        Provided certain collectibility criteria are met, pre-need cemetery interment right sales of developed cemetery property are deferred until a minimum of 10% percent of the sales price has been collected, while pre-need cemetery interment right sales of undeveloped cemetery property are deferred and revenue is recognized on a percentage of completion basis as cemetery property is developed. Pre-need sales of cemetery merchandise or services are deferred until the delivery of such merchandise or performance of such services occurs.

        Pursuant to various state and provincial laws, a portion of the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trusts, which are included in pre-need cemetery receivables and trust investments in the Company's Consolidated Financial Statements. Realized earnings on merchandise and services trust funds and related expenses of the trusts are recognized in other expense (income). Typically, an offsetting accretion expense for the non-controlling interest in the trusts is included as interest expense in other expense (income). The net amount of realized earnings on merchandise and service trust funds is recorded as cemetery revenue when the merchandise is delivered and service performed. Selling costs related to the sale of pre-need cemetery interment rights, merchandise and services are expensed in the period incurred.

        Pursuant to various state and provincial laws, the Company provides for the long-term maintenance of its cemetery properties by placing a portion, typically 10% to 15%, of the proceeds from the sale of interment rights into a perpetual care trust fund (these amounts are generally contributed to trust when the contract is fully paid). As allowed by these laws, the annual income earned on these funds is used to partially offset the maintenance costs of operating the cemeteries. As of January 1, 2005, the Company's continuing operations of cemeteries had approximately $245 million of cemetery perpetual care trust investments.

Combined Funeral and Cemetery Operations

        The Company operates 63 combination funeral homes and cemeteries in which a funeral operation is physically located within or adjoining a cemetery operation. The Company's combination operations allow synergies between funeral and cemetery sales, and reduction in personnel, equipment and other costs. In addition, customers are provided with the convenience of a single location to purchase funeral and cemetery services and merchandise.

Insurance Operations

        The Company operates two insurance subsidiaries licensed in a total of 35 states. These insurance subsidiaries sell a variety of insurance products, primarily for the funding of pre-need funerals.

Discontinued Operations

        Over the previous three fiscal years, the Company engaged in a strategic market rationalization assessment to identify and dispose of cemetery and funeral operating locations that did not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land. The program to identify cemetery and funeral operating locations for disposal is complete. The Company will, on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit in the Company's strategy. Once a property is added to the disposal list, the Company expects to complete the sale within one year. As of January 1, 2005, the Company had 18 funeral, six cemetery and four combination locations which have not been sold within one year of being added to the disposal list. The Company has entered into sale agreements for all of these locations, but is awaiting regulatory approval or purchaser financing arrangements, which have been unexpectedly delayed. The Company continues to include these locations in discontinued operations of assets held for sale.

        During 2004, 2003 and 2002, the Company identified 154 funeral, 89 cemetery and five combination locations for disposal. The funeral locations included all 39 funeral locations in the United Kingdom, which were sold on October 20, 2003.

        During 2003, the Company identified Security Plan Life Insurance Company, its wholly-owned home service insurance company, as a non-strategic asset, because it was not part of the Company's pre-need funeral sales efforts. The Company's continuing insurance operations include Mayflower National Life Insurance Company and National Capital Life Insurance Company, its wholly-owned pre-need life insurance companies. On June 17, 2004, the Company announced the signing of an agreement by its subsidiary, Mayflower National Life Insurance Company, to sell all the outstanding shares of Security Plan Life Insurance Company for $85.0 million. The sale concluded on October 1, 2004. After payment of applicable taxes and expenses, and the recapitalization of Mayflower National Life Insurance Company, the Company utilized $65.0 million of the proceeds to further reduce long-term debt. The Company recorded a pre-tax gain on the sale of $16.0 million.

        The Company has classified all the locations identified for disposal as assets held for sale in the consolidated balance sheets and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition as income from discontinued operations. The Company has also reclassified the prior fiscal years to reflect any comparative amounts on a similar basis.

Death Care Industry

Number of deaths

        There is an inevitable need for the products and services the death care industry offers. According to the United States Bureau of the Census, the number of deaths per year in the United States is expected to increase from approximately 2.4 million in 2003 to 2.6 million in 2010. Moreover, the average age of the population in the United States is increasing. According to the United States Bureau of the Census, the

United States population over 50 years of age is expected to increase from 76.1 million in 2000 to 97.1 million in 2010. The Company believes that the aging of the population is particularly important because it expands the Company's target market for pre-need services and merchandise as older persons, especially those over 50 years of age, are most likely to make pre-need funeral and cemetery arrangements.

Competition

        The United States death care industry is estimated to have generated approximately $15 billion of revenue in 2003, of which small family-owned businesses represent approximately 80%. During most of the 1990s, there was a trend of family-owned businesses consolidating with larger organizations such as the Company. However, this trend slowed in the late 1990s, and the industry continues to be characterized by a large number of locally-owned, independent operations. There are approximately 22,000 funeral homes and 10,500 cemeteries in the United States. The market share of a single funeral home or cemetery in any community is a function of the name, reputation and location of that funeral home or cemetery although competitive pricing, professional service and attention, and well-maintained locations are also important. Customer families tend to choose a funeral home because it previously served their family and because of the funeral home's reputation, which must be developed over time. The three largest public operators in the death care industry in the United States, based on the total revenue and number of locations, are Service Corporation International, Alderwoods Group, Inc., and Stewart Enterprises, Inc., and the Company believes that these three companies collectively represent approximately 20% of funeral service revenues in the United States.

Cremation

        Substantially all of the Company's funeral homes provide basic cremation services through Company owned or third party crematories, and the Company has proprietary programs designed to provide a full range of merchandise and services to families choosing cremation. In 2004, cremations accounted for approximately 35% of all funeral services performed by the Company, compared to approximately 34% in 2003 and 33% in 2002. According to the latest industry studies available, cremations increased by approximately 1% annually from 1997 to 2003, as a percentage of all funeral services in the United States and, in 2003, accounted for approximately 29% of all funeral services performed in the United States. This trend of increasing cremations is expected to continue into the future.

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

        The Company believes that it complies in all material respects with the provisions of the laws and regulations under which it operates. There are no material regulatory actions pending.

Employees

        As of February 26, 2005, the Company employed approximately 8,500 people, with approximately 550 people employed at the executive and administrative offices in Cincinnati, Ohio, Toronto, Ontario and Burnaby, British Columbia. The Company believes that relationships with employees are good. As of February 26, 2005, approximately 180 of the Company's employees were members of collective bargaining units.

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

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which was revised in December 2003 ("FIN No. 46R"). FIN No. 46R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to enterprises that have a variable interest in variable interest entities, and is effective no later than the end of the first reporting period that ends after March 15, 2004.

        The Company elected to adopt FIN No. 46R at the beginning of its 2004 fiscal year on January 4, 2004. The adoption of FIN No. 46R resulted in the prospective consolidation in the Company's balance sheet of approximately 600 funeral, cemetery merchandise and service, and perpetual care trusts, and several pooled investment funds created for such trusts, but did not change the legal relationships among these trusts, pooled investment funds, the Company, and its holders of pre-need contracts. The Company does not consolidate certain funeral trusts for which the Company does not absorb a majority of their expected losses and, therefore, is not considered a primary beneficiary of these funeral trusts under FIN No. 46R. The adoption of FIN No. 46R has not materially impacted the Company's stockholder's equity, net income or its consolidated statement of cash flows. For the impact of FIN No. 46R on the Company's consolidated balance sheet, see Notes 3, 4, 5, and 6 to the Company's consolidated financial statements as of and for the 52 weeks ended January 1, 2005 (the "Consolidated Financial Statements").

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

        On June 1, 1999 (the "Petition Date"), Loewen Group, approximately 850 United States subsidiaries of Loewen Group (including Loewen International) and one foreign subsidiary of Loewen Group each voluntarily filed a petition for creditor protection under Chapter 11 ("Chapter 11") of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Concurrent with the Chapter 11 filing, Loewen Group and 117 of its Canadian subsidiaries filed for creditor protection under the Companies' Creditors Arrangement Act ("Creditors Arrangement Act") with the Ontario Superior Court of Justice (the "Canadian Court"). Subsequent to the Petition Date, five additional subsidiaries of Loewen Group voluntarily filed petitions for creditor protection and 41 subsidiaries were voluntarily deleted. The Loewen Companies' insurance, United Kingdom and certain funeral and cemetery subsidiaries were excluded from the Chapter 11 and Creditors Arrangement Act filings.

        The Bankruptcy Court confirmed the Plan on December 5, 2001, the Canadian Court recognized the Plan on December 7, 2001, and the Plan became effective on January 2, 2002.

        Pursuant to the Plan, the following transactions, among other things, were completed on the Effective Date:

  •
  Loewen Group ceased to have any employees, meaningful assets or operations;

  •
  Loewen Group's ownership of Loewen International was cancelled, and Loewen International thereupon ceased to be affiliated with Loewen Group;

  •
  Loewen International (renamed Alderwoods Group, Inc.) succeeded to the business previously conducted by Loewen Group; and

  •
  A new board of directors was selected for the Company.

ITEM 2.    PROPERTIES

        The Company's properties consist primarily of funeral homes and cemeteries. Of the Company's 648 funeral homes as of January 1, 2005, 67 were leased facilities and the balance were owned by the Company. In some cases, the Company has a right of first refusal and/or an option to purchase its leased premises. Of the funeral, cemetery, and combination locations owned by the Company, 365 properties in the United States are pledged through mortgages as security for the Company's $443.0 million senior secured credit facility entered into on September 17, 2003 (as amended, the "Credit Agreement"). In addition, 22 funeral homes are pledged through mortgages as security for other debt. As of January 1, 2005, there were 543 funeral homes located in the United States and 105 in Canada.

        As of January 1, 2005, the Company operated 63 combination funeral homes and cemeteries, of which 60 were located in the United States and three in Canada and, of which two funeral homes were leased, and the balance were owned by the Company.

        As of January 1, 2005, the Company operated or provided management and sales services pursuant to various management and sales agreements to 76 cemeteries located in the United States and three in Canada. The cemeteries (including those in combination funeral homes and cemeteries) operated by the

Company as of January 1, 2005, contained an aggregate of approximately 9,000 acres, of which approximately 61% were developed.

        The Company's office in Cincinnati, Ohio occupies approximately 21,000 square feet of leased office space. The Company's office in Toronto, Ontario occupies approximately 29,000 square feet of owned office space. The Company's office in Burnaby, British Columbia occupies approximately 72,000 square feet of leased office space. The Company's office in Burnaby, British Columbia will be relocating in 2005 to a new leased office space of approximately 67,000 square feet.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF ALDERWOODS GROUP

        The following table sets forth certain information with respect to executive officers of Alderwoods Group as of March 15, 2005.

Name	Age	Position
John S. Lacey	61	Chairman of the Board
Paul A. Houston	56	Director, President and Chief Executive Officer
Ross S. Caradonna	53	Executive Vice President, Chief Information Officer
Kenneth A. Sloan	55	Executive Vice President, Chief Financial Officer
Ellen Neeman	54	Senior Vice President, Legal & Compliance, Corporate Secretary
Richard J. Scully	46	Senior Vice President, Sales and Marketing
Aaron Shipper	52	Senior Vice President, Advance Planning and President of Mayflower National Life Insurance Company

        Certain biographical information relating to each of these individuals is set forth below.

        John S. Lacey became the Chairman of the Board of Directors of Alderwoods Group on January 2, 2002. From January 1999 to January 2002, Mr. Lacey was the Chairman of the Board of Directors of Loewen Group. In December 1998, Mr. Lacey became a director of Loewen Group. From July 1998 to November 1998, Mr. Lacey was President and Chief Executive Officer of The Oshawa Group Ltd., a marketer of food and pharmaceutical products, in Toronto, Ontario. From November 1996 to July 1998, Mr. Lacey was President and Chief Executive Officer of WIC Western International Communications Inc., a private broadcaster, in Vancouver, British Columbia. Mr. Lacey is also a director of Telus Corporation, Canadian Tire Corporation, Limited, and the Canadian Imperial Bank of Commerce.

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

        Aaron Shipper became President of Mayflower National Life Insurance Company in November 2001, which position he still retains, and was appointed Senior Vice President, Advance Planning for the Company in October 2004. From August 1995 to October 2001, Mr. Shipper was Vice President of Marketing for Loewen Group International, Inc.

        Each executive officer holds office until his or her successor is appointed by the Board of Directors or until his or her resignation or retirement.

        No executive officer of Alderwoods Group is related by blood, marriage or adoption to any director or other executive officer of Alderwoods Group.

        There are no arrangements or understandings between any executive officer of Alderwoods Group and any other person pursuant to which the executive officer was selected as an executive officer of Alderwoods Group.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Shares of the Company's common stock ("Common Stock") are traded on The NASDAQ Stock Market, Inc. ("Nasdaq") as National Market securities under the symbol "AWGI".

        The following table sets forth, for the periods indicated, the range of high and low sales prices of the Company's Common Stock, as reported on Nasdaq.

	Price Range
	High	Low
52 Weeks Ended January 1, 2005:
12-week period ended March 27, 2004	$10.69	$8.68
12-week period ended June 19, 2004	14.40	10.06
16-week period ended October 9, 2004	13.02	8.07
12-week period ended January 1, 2005	11.51	9.25

53 Weeks Ended January 3, 2004:
12-week period ended March 22, 2003	$5.30	$3.07
12-week period ended June 14, 2003	6.29	3.25
16-week period ended October 4, 2003	8.40	5.27
13-week period ended January 3, 2004	10.52	7.30

        As of February 26, 2005, there were 602 record holders of the Common Stock.

Dividend Policy

        Since the Effective Date, Alderwoods Group has not paid any cash dividends, and it is not anticipated that Alderwoods Group will pay any dividends on the Common Stock in the foreseeable future. Covenants in the Credit Agreement and the indenture governing the 7.75% Senior unsecured notes, due in 2012 (the "Eight-Year Senior Unsecured Notes") restrict, and under specified circumstances prohibit, the payment of dividends by Alderwoods Group. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Other Information — Restrictions" and Note 7 to the Company's Consolidated Financial Statements.

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

  •
  the significant changes in the financial and legal structure of the Company;

  •
  the application of "fresh start" reporting as explained in Note 2 to the Company's Consolidated Financial Statements, as a result of the confirmation and implementation of the Plan;

  •
  changes in accounting policies, and certain account classifications and fiscal accounting periods adopted by the Company; and

  •
  the reclassification of assets held for sale as discontinued operations for its fiscal 2004, 2003 and 2002 years, without reclassifying fiscal years prior to 2002.

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

        Set forth below is certain selected consolidated financial and operating information for the Company as of January 1, 2005, January 3, 2004, December 28, 2002, and December 31, 2001, and for the 52 weeks ended January 1, 2005, the 53 weeks ended January 3, 2004, and the 52 weeks ended December 28, 2002, and, for the Predecessor, consolidated financial and operating information as of December 31, 2000, and for the years ended December 31, 2001 and 2000. The selected consolidated financial information set forth below is derived from the Company's and the Predecessor's respective audited consolidated financial statements for such periods, and should be read in conjunction with the Company's Consolidated Financial

Statements in Item 8 of this Form 10-K (including the notes thereto), as well as the discussion contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Alderwoods Group			Predecessor
			52 Weeks Ended December 28, 2002	Year Ended December 31
	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004
				2001 (j)	2000 (k)
	(in thousands, except per share amounts)			(in thousands, except per share amounts)

Consolidated Statements of Operations Information:
Revenue	716,790	$720,281	$691,997	$836,401	$927,684
Gross margin (a)	124,810	143,944	126,347	181,239	262,023
Provision for goodwill impairment (b)	—	—	228,281	—	—
Provision for asset impairment (c)	1,922	4,395	563	180,658	116,937
Income (loss) from operations	71,670	83,268	(145,685)	(132,173)	17,469
Net income (loss) from continuing operations (d)	(3,793)	9,244	(223,496)	(87,160)	(57,345)
Basic net income (loss) per share from continuing operations (e)	(0.09)	0.23	(5.60)	(1.29)	(0.89)
Aggregate dividends declared per share	—	—	—	—	—
	Alderwoods Group				Predecessor
	As of January 1, 2005	As of January 3, 2004	As of December 28, 2002	As of December 31, 2001	As of December 31, 2000
	(in thousands)				(in thousands)

Balance Sheet Information:
Total assets (f)(g)	$2,372,428	$2,453,003	$2,553,650	$2,874,116	$3,878,044
Liabilities subject to compromise (h)	—	—	—	—	2,289,497
Total long-term debt including current maturities (h)(i)	463,640	630,852	756,141	831,227	73,542
Stockholders' equity (deficit)	555,912	544,893	523,402	739,352	(662,768)

(a)
For the 52 weeks ended January 1, 2005, the 53 weeks ended January 3, 2004, and the 52 weeks ended December 28, 2002, gross margin includes depreciation expense not included in the prior years.

(b)
See Note 16 to the Company's Consolidated Financial Statements.

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

(f)
The Company elected to adopt FIN No. 46R at the beginning of its 2004 fiscal year on January 4, 2004. The adoption of FIN No. 46R resulted in the consolidation in the Company's balance sheet of the funeral, cemetery merchandise and service, and perpetual care trusts, and several pooled investment funds created for such trusts, but did not change the legal relationships among these trusts, pooled investment funds, the Company, and its holders of pre-need contracts. The Company does not consolidate certain funeral trusts for which the Company does not absorb a majority of their expected losses and, therefore, is not considered a primary beneficiary of these funeral trusts under FIN No. 46R. The adoption of FIN No. 46R has not materially impacted the Company's stockholders' equity, net income or its consolidated statement of cash flows. Amounts and balances prior to January 4, 2004 have not been restated to reflect the adoption of FIN No. 46R. See Notes 3, 4, 5, and 6 to the Company's Consolidated Financial Statements.

(g)
The Company has changed its accounting policy on accounting for insurance funded pre-need funeral contracts as of January 4, 2004, as the Company has concluded that its insurance funded pre-need funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, "Elements in Financial Statements." Accordingly, the Company has retroactively removed from its consolidated balance sheet amounts relating to insurance funded pre-need funeral contracts previously included in pre-need funeral contracts with an equal and offsetting amount in deferred pre-need funeral contract revenue. The removal of insurance funded pre-need funeral contracts did not have any impact on the Company's results of operations, consolidated stockholders' equity, or cash flows. See Note 3 to the Company's Consolidated Financial Statements.

(h)
For the Predecessor, under-secured and unsecured debt obligations (including the Monthly Income Preferred Securities) were reclassified to liabilities subject to compromise for 2000, as a result of the Chapter 11 and the Creditors Arrangement Act filings.

(i)
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

(k)
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Alderwoods Group is the second largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As of January 1, 2005, the Company operated 648 funeral homes, 79 cemeteries and 63 combination funeral homes and cemeteries throughout North America. As of January 3, 2004, the Company operated 729 funeral homes, 149 cemeteries and 61 combination funeral homes and cemeteries throughout North America.

        Alderwoods Group is a holding company owning, directly or indirectly, the capital stock of approximately 212 subsidiaries through which the funeral, cemetery and insurance businesses are operated.

        The Company provides services and products through three business segments:

  •
  Funeral Operations.    The Company's funeral operations encompass making funeral and cremation arrangements on an at-need or pre-need basis, including the collection of remains, registration of death, professional embalming, use of funeral home facilities, sale of caskets and other merchandise and transportation to a place of worship, funeral chapel, cemetery or crematorium. The Company's funeral operations generally experience higher volumes in the winter months, primarily due to a higher incidence of deaths, as a result of illnesses brought on by cold weather.

  •
  Cemetery Operations.    The Company's cemetery operations assist customer families in making burial arrangements and offer a complete line of cemetery products (including a selection of burial spaces, burial vaults, lawn crypts, caskets, memorials, niches and mausoleum crypts), the opening and closing of graves and cremation services.

  •
  Insurance Operations.    The Company operates two insurance subsidiaries licensed in a total of 35 states. These insurance subsidiaries sell a variety of insurance products for the funding of pre-need funeral.

Death Care Industry

        Consumer preferences in the death care industry tend to change slowly. However, one significant trend is an increase in the preference for cremation over a traditional burial. Cremation is becoming more popular in the United States, as ties to tradition weaken and this service becomes more acceptable as a form of disposition within society. According to the Cremation Association of North America, approximately 29% of all deaths in 2003 in the United States were followed by cremation. This figure has grown at approximately 1% annually since 1997 and is projected to continue to grow at a comparable rate over the next three to five years. The number of cremation services performed by the Company as a percentage of total services performed increased to 35% in 2004, compared to 34% for 2003. Although cremation services have historically generated higher gross margins than funeral services involving burials, overall revenues are lower because cremations have typically included few, if any, additional products or services for the customer family beyond the cremation itself. However, industry research has shown that the consumer chooses cremation frequently for reasons other than cost, and the Company believes this provides the Company with the opportunity to better serve customer families by offering a larger variety of goods and services.

        According to the United States Bureau of the Census, the number of deaths per year in the United States is expected to increase from approximately 2.4 million in 2003 to 2.6 million in 2010. Moreover, the average age of the population in the United States is increasing. According to the United States Bureau of the Census, the United States population over 50 years of age is expected to increase from 76.1 million in 2000 to 97.1 million in 2010. The Company believes the aging of the population is particularly important because it expands the Company's target market for pre-need services and merchandise because older persons, especially those over 50 years of age, are most likely to make pre-need funeral and cemetery arrangements.

        The United States death care industry is estimated to have generated approximately $15 billion of revenue in 2003, of which small family-owned businesses represent approximately 80%. During most of the 1990s, there was a trend of family-owned businesses consolidating with larger organizations such as the Company. However, this trend slowed in the late 1990s, and the industry continues to be characterized by a large number of locally-owned, independent operations. There are approximately 22,000 funeral homes and 10,500 cemeteries in the United States. The market share of a single funeral home or cemetery in any community is a function of the name, reputation and location of that funeral home or cemetery although competitive pricing, professional service and attention, and well-maintained locations are also important. Customer families tend to choose a funeral home because it previously served their family and because of the funeral home's reputation, which must be developed over time. The three largest public operators in the death care industry in the United States, based on total revenue and number of locations, are Service Corporation International, Alderwoods Group, Inc., and Stewart Enterprises, Inc., and the Company believes that these three companies collectively represent approximately 20% of funeral service revenues in the United States.

Recent Accounting Standards

        The Company elected to adopt FIN No. 46R at the beginning of its 2004 fiscal year on January 4, 2004. The adoption of FIN No. 46R resulted in the prospective consolidation in the Company's balance sheet of approximately 600 funeral, cemetery merchandise and service, and perpetual care trusts, and several pooled investment funds created for such trusts, but did not change the legal relationships among these trusts, pooled investments funds, the Company, and its holders of pre-need contracts. The Company does not consolidate certain funeral trusts for which the Company does not absorb a majority of their expected losses and, therefore, is not considered a primary beneficiary of these funeral trusts under FIN No. 46R. The adoption of FIN No. 46R has not materially impacted the Company's stockholders' equity, net income or its consolidated statement of cash flows. For the impact of FIN No. 46R on the Company's consolidated balance sheet, see Notes 3, 4, 5, and 6 to the Company's consolidated financial statements as of and for the 52 weeks ended January 1, 2005 (the "Consolidated Financial Statements").

        For other recent accounting standards, see Note 3 to the Company's Consolidated Financial Statements included in Item 8.

Business Strategy

Overview

        Since emergence on January 2, 2002, the Company has focused on optimizing its core business operations, and reducing and refinancing debt while maintaining stable cash flow for operating purposes. As of January 1, 2005, the successful results of this strategy are evident in that the Company has:

  •
  reduced debt outstanding by approximately $367.6 million since the Company was launched in January 2, 2002, from $831.2 million to $463.6 million;

  •
  refinanced certain debt to eliminate refinancing risk, extend maturities and lower interest costs for 2005 to an estimated $30.0 million (projected using interest rates and debt levels in effect at January 1, 2005, along with assumed amortization of existing deferred finance costs), a decrease of $55.0 million from $85.0 million for 2002;

  •
  identified for disposal a number of businesses that did not fit into the Company's market or business strategies (including 154 funeral, 89 cemetery and five combination locations and Security Plan Life Insurance in North America and all 39 funeral locations in the United Kingdom);

  •
  sold all locations identified for disposal other than 18 funeral, six cemetery, and four combination locations to be disposed of in 2005;

  •
  increased pre-need funeral and cemetery contracts written to $179.6 million and $86.8 million, respectively, an increase of $18.5 million and $9.1 million, respectively, from 2002; and

  •
  resolved numerous reorganization issues and outstanding claims.

        Looking ahead to 2005, the Company's strategic objectives are to:

  •
  focus on organic growth to improve the Company's revenues by growing the number of funeral services and increasing the average revenue per funeral service;

  •
  continue to build a solid foundation to maintain market share and long-term volume growth by growing pre-need sales;

  •
  continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit the Company's strategy and support its initiatives to grow revenue and where appropriate, consider acquisitions and construction of new locations focusing on new funeral homes on existing cemeteries; and

  •
  continue to improve the financial condition of the Company.

Key Strategies

  Organic Growth

        The Company's continued focus on its core businesses will be directed towards improved levels of organic growth. The Company will focus on three key areas — growth in funeral services, average revenue per funeral service and financially prudent growth in pre-need sales — to enhance future market share.

        The Company experienced a decline in the number of funeral services performed during 2004. To address this decline, the Company plans to invest an additional $7-10 million into programs in 2005, that will reposition the Company's operations to support future growth. For 2005, the Company has already implemented an expanded field management structure to increase the number of market managers and thus the amount of time market managers have available to spend coaching employees at the locations. Additional programs include increased spending on training and recruitment support, facility improvements, advertising and pre-need sales.

        The Company plans to initiate market awareness programs in target test markets that afford the highest growth potential for the investment. The Company will invest in advertising and promotion, community relations and pre-need sales. Results from these test markets will be used to support the Company's future marketing expenditures that are expected to enhance revenue-creation opportunities.

        The Company is improving its retailing strategies, primarily for at-need customers, which are expected to increase average revenue per service. The strategy involves creating a comfortable retail environment for the customer families that includes service and product information, a well lit display room and more merchandise choices. The Company is currently rolling out standardized merchandise display layouts and pricing presentation in its merchandise selection rooms at its funeral homes. The Company has rolled out this merchandising strategy in 234 locations as of the end of 2004 and expects to implement it in a further 110 locations in 2005.

        The Company has a strong pre-need sales program that is designed to build future revenue, develop market share growth and enhance market awareness. The Company is careful to manage the cash flow and expense impacts of such a pre-need sales program. In an effort to build on this program, the Company tested a more aggressive pre-need sales program in seven markets in 2004. The test markets generally achieved stronger pre-need sales growth in 2004. The Company is revising portions of the program and expanding the test to an additional 10 markets for 2005. If successful, full roll out over all markets is expected to occur over the next two years. The program involves recruitment of additional sales professionals and a new training program for counselors and managers to support these efforts. In addition, the program involves closer integration of market advertising efforts with the pre-need sales program.

        Industry data shows that cremation continues to be an increasing choice of many consumers. This shift away from the traditional funeral service appears indicative of the changing demographics of society, the increased mobility of the population, and the change in view towards memorialization alternatives. This shift may negatively impact Company revenues, however, the Company plans to offer families of cremation customers a larger variety of goods and services, primarily by emphasizing these in our merchandise selection rooms.

  Cultural Transformation

        The Company believes that it has made progress in developing a culture supporting outstanding customer service, strong community relations, excellence in administration and strong financial management. The Company is satisfied with the progress made to date. However, management is committed to setting the industry standard for customer service, community involvement, administration and financial management. The Company is taking steps to achieve this goal, which include implementing tools to assist in consistent assessment of the performance of individuals and expansion of training programs for customer and community service and local management skills.

  Market Rationalization and Expansion

        For the past three years, the Company engaged in a strategic market rationalization program to dispose of operating locations that were under-performing or did not fit into the Company's market or business strategies. This program is complete. On a smaller scale and over time, the Company will continue to assess its portfolio of funeral and cemetery locations to ensure they continue to fit in the Company's strategy.

        In addition, the Company plans to commence strategic initiatives to improve its revenue growth. This is expected to be accomplished through, among other things, strategic and targeted key market development, in line with the Company's operating philosophy and financial goals. The Company expects such controlled growth will help strengthen the Company's core operations, enabling further synergies and operating efficiencies.

        Market development may include tactics such as acquisition of local competitors, moving locations, closing smaller locations and developing more combination operating locations to provide enhanced, seamless service to customers. The Company has identified combination opportunities within its underlying base of operating locations and expects to develop five to seven of these locations annually for the next two to three years.

  Improve the Balance Sheet

        The Company successfully reduced its emergence debt level by approximately 44.0% during its first three years of operations. This reduction came from the generation of operating cash flow, the sale of non-strategic operating locations and real estate, the recovery of excess trust fund contributions and improvements in working capital levels. In addition, the Company successfully refinanced certain of its debt, effectively reducing interest costs. The Company intends to continue to reduce debt during 2005.

        The Company expects cash flow from operations to be adequate to maintain existing operations and capital needs, allowing some excess to be used to fund its growth strategies and further reduce debt. Additionally, the Company's disposition of remaining assets held for sale including real estate is expected to generate approximately $25.0 million, which will be utilized primarily for further debt reduction. Finally, although the efforts to withdraw excess contributions and unwithdrawn earnings from trusts are substantially complete, the Company will continue its efforts to identify and withdraw such funds.

Overview of Critical Accounting Policies

        The Company's consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions (see Note 3 to the Consolidated Financial Statements) that impact all of its business segments. Management believes that, of the significant accounting policies described in Note 3 to the Company's Consolidated Financial Statements, the following are the most important to the representation of the Company's financial position, results of operations and cash flows. These require management's most difficult, subjective and complex judgment efforts. All of these critical accounting policies have been discussed and reviewed with the Company's audit committee. While the Company believes that its assumptions and estimates have been reasonable and appropriate, different assumptions and estimates could materially impact the Company's reported financial results.

Collectibility of Customer Receivables

        Management must make estimates of the allowance for uncollectible amounts of customer receivables arising from at-need funeral services. The Company estimates this allowance based primarily on historical experience of collections and write-offs, as well as other analytical procedures, such as assessment of the change in the aging of receivables. The Company has historically estimated the allowance for uncollectible amounts at 1.2% to 1.4% of funeral revenue, and actual experience in 2004 and 2003 indicated uncollected receivables written off to be within this range. To the extent that future collection experience differs from historical rates, the Company may adjust its allowance for uncollectible amounts and record equivalent reduced or additional funeral expense.

        Management must make estimates of the allowance for contract cancellations and refunds of customer receivables arising from pre-need funeral contracts. However, any change to the estimated rate or balance would be offset by a corresponding adjustment in the allowance for contract cancellations and refunds against deferred pre-need funeral revenue. There would be no impact on net income or cash flows. Accordingly, such allowance for contract cancellations and refunds is not considered a critical accounting policy.

        Management must make estimates of the allowance for contract cancellations and refunds arising from pre-need cemetery contracts. Pre-need cemetery contracts may contain both pre-need cemetery interment rights and pre-need cemetery merchandise and services. As pre-need cemetery interment rights are recognized in income when sold, an estimate of the related uncollectible amounts is charged to income. The estimate of the allowance for contract cancellations and refunds related to the pre-need cemetery merchandise and service portion of the contracts is offset with a corresponding adjustment in the allowance for contract cancellations and refunds against deferred pre-need cemetery revenue.

        Estimates of the allowance for contract cancellations and refunds arising from pre-need cemetery contracts are based primarily on historical experience of collections and write-offs, as well as other analytical procedures, such as assessment of the change in the aging of receivables. The Company has estimated the allowance for contract cancellations and refunds of current sales of pre-need cemetery contracts at 5% to 10% of pre-need cemetery sales. The Company's experience has not indicated any change to this rate is necessary. To the extent that future collection experience differs from this estimate, a 1% change in the rate of the estimated allowance for contract cancellations and refunds of pre-need cemetery interment rights would affect income by approximately $0.9 million.

        The Company's customer receivables arising from pre-need cemetery contracts includes receivables with balances outstanding entered into by the Predecessor. During the Predecessor's reorganization proceedings, it began to change the pre-need cemetery contract terms to include larger mandatory down payments and shorter contract maturities. The Company estimated the allowance for contract cancellations and refunds using the best information available at December 31, 2001.

        During 2002 and 2003, the Company's focused collection efforts resulted in higher collections than anticipated on the pre-emergence receivables. As a result of the improvement in actual collections, the Company reversed $3.9 million of the allowance for contract cancellations and refunds on receivables arising from pre-need cemetery interment rights during the 53 weeks ended January 3, 2004. As of January 1, 2005, the Company had approximately $11.8 million (2003 — $20.8 million) of pre-emergence customer receivables remaining, of which an allowance for contract cancellations and refunds of $7.5 million (2003 — $11.2 million) had been established. Due to the significant number of estimates and projections utilized in determining an expected rate of uncollectible receivables, actual results of collections could be materially different from these estimates.

        Changes in customer circumstances outside of the Company's control may also impact the collectibility of customer receivables.

Valuation of Long-Lived Assets

        During 2002, 2003, and 2004, the Company engaged in a strategic market rationalization assessment to dispose of funeral and cemetery operating locations that did not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144") requires that long-lived assets to be disposed of are to be recorded at the lower of carrying amount or fair market value, less estimated costs to sell. The Company determines the fair market value of its discontinued operations by specific offer or bid, or an estimate based on comparable sales transactions. Such offers or bids are outside of the Company's control.

        The estimated fair market values may change due to offers or bids changing as a result of continued negotiations with buyers or bids or offers being different than management estimates based on previous comparable sales transactions. Such changes in fair market values will be reflected by the Company recording corresponding impairment charges or reversals of previous impairment charges.

        In many cases, the Company receives offers or bids for groups of operating locations. The evaluation for possible impairment aggregates the carrying amounts of the relevant operating locations and compares this against the corresponding offer or bid. It is possible that although the aggregate expected proceeds may not change, the group of locations comprising the various bids or offers may change such that a subsequent impairment evaluation may consider the operating locations grouped differently. As a result, the Company may record additional impairment on some of the changed groups while other changed groups may result in deferred gains (estimated proceeds are greater than the carrying amount).

        The Company may also decide to remove an operating location from those held for sale or add another location to those held for sale based on further analysis of the potential sale proceeds to be realized or the location's impact on the Company's business strategy. Such additions or removals may result in an impairment charge, or reversal of previous impairment charges.

        As of January 1, 2005, the Company had 18 funeral, six cemetery and four combination locations for disposal with an aggregate carrying amount of $7.6 million, which approximates the estimated net proceeds after selling costs. Changes to the carrying amounts or estimated net proceeds may result in impairment charges or reversals or gains or losses upon final sale.

        The identification of cemetery and funeral operating locations that do not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land, is complete. The Company will, on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit in the Company's strategy.

Valuation of Goodwill

        Goodwill of the funeral reporting unit is not amortized. It is tested annually, as well as on the occurrence of certain significant events, as prescribed by relevant accounting requirements, to determine whether or not the carrying value has been impaired. Such testing entails determining an estimated fair value of goodwill ("implied goodwill") for comparison to the carrying amount of goodwill, to assess whether or not impairment has occurred. Impairment occurs when the estimated fair value of goodwill associated with the funeral reporting unit is less than the respective carrying amount of such goodwill, resulting in a write down to the estimated fair value of goodwill. Determination of the estimated fair value of goodwill entails determining the estimated fair value of the funeral reporting unit in total, and allocating such value to the estimated fair value of the assets and liabilities of the funeral reporting unit, in a method similar to purchase accounting. The determination of the estimated fair value of the funeral reporting unit involves many complex assumptions, including underlying cash flow projections, estimated discount rates and residual values.

        While the Company believes that its assumptions and estimates have been reasonable and appropriate, different assumptions and estimates could materially impact the Company's reported financial results. The Company's assessment as of October 4, 2003, determined that the estimated fair value of the funeral reporting unit exceeded its carrying value. The Company carried forward the 2003 goodwill valuation to 2004, as there were no significant changes in the key parameters used in the valuation exercise and no significant change in the Company's overall operations from 2003 to 2004.

        The discount rate used for the analysis as of October 4, 2003, was determined based on assumptions regarding the current interest rate environment and desired capital structure. If the discount rate had been estimated at 0.5% higher, the estimated fair value of the funeral reporting business unit would have been approximately $50 million lower, and the fair value of the funeral reporting unit would have been equal to its carrying value. The estimated cash flows used for the analysis as of October 4, 2003, were determined based on the Company's projections. If the annual cash flows were reduced by 3% and the discount rate left unchanged, the estimated fair value of the funeral reporting unit would have been approximately $50 million lower and the fair value of the funeral reporting unit would have been equal to its carrying value. The Company's valuation of the funeral reporting unit was prepared with the assistance of independent advisors.

        The Company recorded a $228.1 million provision for goodwill impairment for the 52 weeks ended December 28, 2002, as the Company experienced a reduction in the projected financial results used in the valuation of the funeral reporting unit compared to those used during the reorganization process and the determination of reorganization value as at December 31, 2001.

Accounting for Income Taxes

        The Company must estimate income taxes for its business segments in each of the jurisdictions in which such business segments operate. This involves estimating actual current tax expense, assessing temporary differences resulting from different treatment of various assets and liabilities for book and tax purposes, such as depreciation, and evaluating potential tax exposures based on current relevant facts and circumstances.

        The determination of temporary differences associated with assets and liabilities results in deferred tax assets or liabilities, which are recorded in the Company's consolidated financial statements. The Company then assesses the likelihood that it will recover or realize its deferred tax assets from expected future taxable income and, to the extent that recovery is not considered to be "more likely than not," establishes a corresponding valuation allowance. In general, to the extent that a valuation allowance increases or decreases in a period, it will be included as an expense or recovery within the tax provision for such period. If the relevant valuation allowance was established upon emergence from bankruptcy, any decrease as a result of the utilization of benefits must reduce goodwill and, if insufficient goodwill exists, be credited to additional paid-in capital. The majority of the Company's valuation allowances were established upon emergence from bankruptcy.

        Significant management judgment is required in determining the valuation allowance or change therein. The Company established a valuation allowance against substantially all of its net federal deferred tax assets, excluding those of its insurance operations, upon emergence from bankruptcy as it did not have sufficient history of income to support realization of the net deferred tax assets. The valuation allowance is subject to change due to matters such as timing and manner of reversals of deferred tax liabilities, sales of operations and future actual income or losses. The Company has not assumed future accounting income for purposes of assessing its valuation allowance.

        To the extent that the provision for income taxes increases or decreases by 1% of income from continuing operations before income taxes, consolidated income from continuing operations would have declined or improved by less than $0.1 million in the 52 weeks ended January 1, 2005.

Liabilities for Insurance Future Policy Benefits

        The Company calculates and maintains liabilities for insurance future policy benefits for the estimated future payment of claims to policyholders based on actuarial assumptions, such as mortality (life expectancy), persistency, and interest rates. The assumptions used are based on best estimates of future experience at the time the policies are issued (or, if applicable, on the date fresh start accounting was implemented) with an adjustment for the risk of adverse deviation. Once established, assumptions are generally not changed.

        The Company's estimates of mortality and persistency are based on both the Company's and industry historical experience. The Company has estimated an assumed weighted average investment yield of 4.1%.

For the 52 weeks ended January 1, 2005, the Company achieved an investment yield of 5.0%. Because the liabilities are based on extensive estimates, assumptions and historical experience, it is possible that actual experience may differ materially from that resulting from actuarial assumptions. However, the risk of a material change in assumptions causing a material impact to the Company's financial position and results of operations is mitigated by the type and small dollar nature of the policies. The pre-need insurance products have discretionary growth that accrues to the policy holder, and to the extent investment returns are significantly below those assumed, the Company has the ability to reduce the future policy growth.

        Annually, the Company evaluates the collective adequacy of its insurance policy liabilities by determining whether the insurance premiums expected to be collected over the life of the insurance contracts are sufficient to recover the current unamortized balance in deferred acquisition costs, as well as to provide for expected future benefits and expense, based on current assumptions. If the recoverability tests indicate a deficiency in the ability to pay all future benefits and expenses, including the deferred acquisition costs, the loss is recognized and charged to expense as an adjustment to the current year's deferred acquisition costs balance, or if the loss is greater than the deferred acquisition costs balance, by an increase in its liabilities for future policy benefits. The Company's recoverability tests have indicated no deficiency in its reserves during the past three years.

Basis of Presentation

        The Company's fiscal year ends on the Saturday nearest to December 31 in each year (whether before or after such date).

        The first and second fiscal quarters each consist of 12 weeks and the third fiscal quarter consists of 16 weeks. The fourth fiscal quarter will typically consist of 12 weeks, but this period may be altered, if necessary, in order to cause the fourth fiscal quarter to end on the same day as the fiscal year. As a result of this, the fourth fiscal quarter will consist of 13 weeks in certain years. In fiscal 2004, 2003, and 2002, the fourth quarter consisted of 12, 13, and 12 weeks, respectively.

        This discussion and analysis of financial condition and results of operations of the Company are based upon and should be read in conjunction with the Company's Consolidated Financial Statements included in Item 8 of this Form 10-K (including the notes thereto).

Results of Operations

        Detailed below are the operating results of the Company for the 52 weeks ended January 1, 2005, the 53 weeks ended January 3, 2004, and the 52 weeks ended December 28, 2002. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of revenue.

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

        The operations of the Company comprise three businesses: funeral homes, cemeteries and insurance. Additional segment information is provided in Note 17 of the Company's consolidated financial statements.

52 Weeks Ended January 1, 2005 Compared to 53 Weeks Ended January 3, 2004

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004
	(in millions)	(in millions)	(percentages)	(percentages)
Revenue
Funeral	$473.0	$491.6	66.0%	68.2%
Cemetery	163.7	167.6	22.8	23.3
Insurance	80.1	61.1	11.2	8.5

Total	$716.8	$720.3	100.0%	100.0%

Gross margin
Funeral	$96.3	$113.4	20.4%	23.1%
Cemetery	23.8	28.8	14.5	17.2
Insurance	4.7	1.7	5.9	2.9

Total	124.8	143.9	17.4	20.0

Expenses
General and administrative	51.2	56.3	7.1	7.8
Provision for asset impairment	1.9	4.4	0.3	0.6

Income from operations	71.7	83.2	10.0	11.6
Interest on long-term debt and refinancing costs	78.1	76.5	10.9	10.6
Other expenses (income), net	(1.2)	4.0	(0.2)	0.6

Income (loss) before income taxes	(5.2)	2.7	(0.7)	0.4
Income taxes	(1.4)	(6.5)	(0.2)	(0.9)

Net income (loss) from continuing operations	(3.8)	9.2	(0.5)	1.3
Income from discontinued operations, net of tax	13.1	1.6	1.8	0.2

Net income	$9.3	$10.8	1.3%	1.5%

        Other information for the 52 weeks ended January 1, 2005, and 53 weeks ended January 3, 2004, is summarized in the following table. The impact of the 53rd week for the 53 weeks ended January 3, 2004, was estimated by calculating the weekly average of the 13 weeks ended January 3, 2004. The Company believes the discussion below regarding the impact of the 53rd week facilitates direct comparability of fiscal year results.

Continuing Operations:	January 1, 2005	January 3, 2004	Increase (decrease)
			(amount)	(percentages)
Funeral — Other Information
Number of funeral services performed	117,525	124,798	—	—
Estimated impact of the 53rd week on the number of funeral services performed	—	(2,421)	—	—
Number of funeral services performed adjusted for the impact of the 53rd week	117,525	122,377	(4,852)	(4.0)%
Average revenue per funeral service	$4,024	$3,939	$85	2.2%
Pre-need funeral contracts written (in millions)	$179.5	$164.8	—	—
Estimated impact of the 53rd week on pre-need funeral contracts written (in millions)	$—	$(3.0)	—	—
Pre-need funeral contracts written adjusted for the impact of the 53rd week (in millions)	$179.5	$161.8	$17.7	11.0%
Pre-need funeral conversion (percentages)	26	26	—	—
Cemetery — Other Information
Pre-need cemetery contracts written (in millions)	$86.8	$82.9	—	—
Estimated impact of the 53rd week on pre-need cemetery contracts written (in millions)		$(1.7)	—	—
Pre-need cemetery contracts written adjusted for the impact of the 53rd week (in millions)	$86.8	$81.2	$5.6	6.9%
Number of cemetery interments	46,272	47,693	—	—
Estimated impact of the 53rd week on the number of cemetery interments	—	(909)	—	—
Number of cemetery interments adjusted for the impact of the 53rd week	46,272	46,784	(512)	(1.1)%

Continuing Operations

        As there have been no material acquisitions or construction of new locations in 2004 and 2003, results from continuing operations reflect those of "same site" locations.

        Consolidated revenue of $716.8 million for the 52 weeks ended January 1, 2005, decreased by $3.5 million, or 0.5%, compared to $720.3 million for the 53 weeks ended January 3, 2004. After adjusting for an estimated impact of $14.4 million due to the additional fifty-third week in fiscal 2003 over fiscal 2004, consolidated revenue increased by $10.9 million. This increase is primarily due to a $20.1 million increase in insurance revenue, partially offset by an $8.9 million and $0.3 million decrease in funeral and cemetery revenue, respectively. Consolidated gross margin as a percentage of revenue decreased to 17.4% for the 52 weeks ended January 1, 2005, from 20.0% in 2003.

        Funeral revenue of $473.0 million for the 52 weeks ended January 1, 2005, decreased by $18.6 million, compared to $491.6 million in 2003, partially as a result of an estimated decrease of $9.7 million due to the additional fifty-third week in 2003 over 2004. After adjusting for the effect of the fifty-third week, funeral revenue decreased by $8.9 million, primarily as a result of a decrease of 4,852, or 4.0%, in the number of funeral services performed, partially offset by an increase of $85, or 2.2%, in average revenue per funeral service performed. The increase in average revenue per funeral service performed was the result of the Company's continuing efforts to adjust the Company's mix of merchandise and services.

        The number of cremation services performed as a percentage of total services performed increased to 35% for the 52 weeks ended January 1, 2005, compared to 34% for 2003, consistent with national trends. The number of cremation services performed may impact funeral revenue, as the average revenue per cremation service is typically lower than the average revenue for traditional funeral services.

        Funeral gross margin as a percentage of revenue decreased to 20.4% for the 52 weeks ended January 1, 2005, compared to 23.1% in 2003. The decrease in gross margin was primarily due to the decrease in funeral revenue and increases in cost of goods sold, wages, and facilities costs, partially offset by decreases in operating costs and selling expenses. Due to the fixed nature of funeral costs over the short term, the Company believes that decreases in funeral revenue will not result in a corresponding decrease in funeral costs and will negatively impact funeral gross margins.

        Pre-need funeral contracts written for the 52 weeks ended January 1, 2005, were $179.5 million. After adjusting for the effect of the fifty-third week, pre-need funeral contracts written for the 53 weeks ended January 3, 2004, were $161.8 million. The Company is continuing its program to increase pre-need sales. For both the 52 weeks ended January 1, 2005, and 53 weeks ended January 3, 2004, 26% of funeral volume was derived from backlog. The Company manages the cash impact of its pre-need funeral sales program primarily by offsetting direct costs, including commissions paid to counselors, with either general agency commissions received from third party and related insurance companies or amounts not required to be trusted. Pre-need funeral sales are important, because over time, they build the foundation for future funeral revenue and generate positive cash flow when the funeral service is performed.

        Cemetery revenue of $163.7 million for the 52 weeks ended January 1, 2005, was $3.8 million, or 2.3%, lower than cemetery revenue in 2003, primarily due to the following:

  (a)
  An estimated increase of $3.5 million due to the additional fifty-third week in 2003 over 2004. After adjusting for the effect of the fifty-third week, cemetery revenue of $163.7 million for the 52 weeks ended January 1, 2005, was $0.3 million, or 0.2%, lower than cemetery revenue for the corresponding period in 2003.

  (b)
  The increase in cemetery at-need service revenue during the 52 weeks ended January 1, 2005, compared to the corresponding period in 2003, was partially offset by a decrease in other cemetery revenue. Other cemetery revenue for the 52 weeks ended January 1, 2005, decreased compared to 2003, because the Company revised its estimates of accrued perpetual care liabilities and recorded a one-time $3.9 million increase in other cemetery revenue for the 53 weeks ended January 3, 2004. The one-time $3.9 million adjustment to increase other cemetery revenue was necessary, because in 2001, in response to a state regulator inquiry, the Company determined that it had not properly calculated the amount to be trusted for endowment care on the sale of plots. Endowment care is recorded as a reduction in other cemetery revenue, as amounts trusted are never available to the Company in the future. To properly recalculate the appropriate perpetual care liability and its corresponding effect on other cemetery revenue, a significant number of individual contracts across several states needed to be reviewed, and the perpetual care liability recalculated against the balance already paid in order to determine the amount of the Company's additional liability. The Company prepared its best estimate of the perpetual care liability based on a sample of contracts from each state in which the issue existed and in 2001, the Company accrued an estimate for the perpetual care liability of additional required funding of $6.9 million, with the offset adjusting other cemetery revenue. In 2003, the Company completed its review and calculation of the required additional funding and adjusted other cemetery revenue and the perpetual care liability accordingly.

  (c)
  As pre-need cemetery interment rights are recorded in cemetery revenue when sold, an estimate of the related uncollectible amounts is charged to cemetery revenue. During 2002 and 2003, the Company's focused collection efforts resulted in higher collections than anticipated on the pre-emergence receivables. As a result of the Company's improvement in actual collections, the

    Company reversed $3.9 million of the allowance for contract cancellations and refunds on receivables arising from pre-need cemetery interment rights with a corresponding increase to cemetery revenue for the 53 weeks ended January 3, 2004.

        Cemetery gross margin as a percentage of revenue decreased to 14.5% for the 52 weeks ended January 1, 2005, compared to 17.2% for 2003. For the 52 weeks ended January 1, 2005, wages, and regional management costs decreased, while cost of goods sold, selling costs, and advertising and promotion increased compared to 2003. In addition, there was a one-time $3.9 million increase in other cemetery revenue for the 53 weeks ended January 3, 2004, as discussed above.

        Pre-need cemetery contracts written for the 52 weeks ended January 1, 2005, were $86.8 million. After adjusting for the effects of the fifty-third week in 2003, pre-need cemetery contracts for the 52 weeks ended January 1, 2005, were $5.6 million higher than in 2003. For the 52 weeks ended January 1, 2005, 67% of interments were at-need and 33% were pre-need fulfillments. Pre-need cemetery sales may initially decrease cash flows if the amount of cash initially collected is insufficient to cover the amount required to be trusted, sales commissions, and other direct costs paid out. However, this cash flow impact is not significant, as the Company sets minimum down payments, maximum terms and sales commission rates to maximize cash flow. Pre-need cemetery sales are important, because over time, they generate positive cash flow and build the foundation for future cemetery revenue.

        Insurance revenue for the 52 weeks ended January 1, 2005, increased $19.0 million, or 31.1%, compared to 2003. After adjusting for the estimated effect of the fifty-third week in 2003, insurance revenue increased $20.1 million, or 33.6%, primarily due to increases in premiums of $16.6 million, interest, dividend and other investment income of $1.9 million, and realized investment gains of $1.6 million. Insurance premium revenue is up in 2004 primarily due to the impact of the Company's subsidiary, Rose Hills, beginning to sell the Company's insurance products. Insurance premiums are dependent on insurance production, as increases in insurance production generate increased insurance premiums over time. Insurance production, which represents the insurance segment's participation in the Company's pre-need funeral contracts for the 52 weeks ended January 1, 2005, was $102.8 million compared to $69.5 million for corresponding period in 2003. Insurance gross margin as a percentage of revenue increased to 5.9% for the 52 weeks ended January 1, 2005, compared to 2.9% for the corresponding period in 2003, primarily due to the revenue increase being at a rate higher than that of the cost increase. The Company expects the insurance gross margin percentage to grow modestly over the near term.

        Interest expense on long-term debt and refinancing costs for the 52 weeks ended January 1, 2005, was $78.1 million, an increase of $1.6 million compared to the corresponding period in 2003. The effect of lower effective interest rates and debt repayments made by the Company during 2003 and the 52 weeks ended January 1, 2005, were partially offset by costs associated primarily with the Company's refinancing of long-term debt that occurred during the 52 weeks ended January 1, 2005, as detailed in the following table.

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004
	(in millions)
Tender premium on the repurchase of the 12.25% Senior unsecured notes due in 2009	$32.5	$—
Unamortized deferred finance costs expensed relating to the Credit Agreement that was refinanced	1.2	—
Unamortized deferred finance costs expensed relating to payments made on the Credit Agreement during 2004	2.3	—
Refinancing fees and costs on the Credit Agreement that was refinanced	3.3	—
Unamortized deferred finance costs expensed relating to the subordinated bridge loan due in 2005 that was fully repaid	0.9	—
Unamortized premium credited to interest expense on 12.25% Convertible subordinated notes due in 2012 that was fully retired	(7.2)	—
Tender premium on the repurchase of the 9.5% Senior subordinated notes due in 2004	—	1.3
Unamortized discount expensed relating to the 9.5% Senior subordinated notes due in 2004 that was fully repaid	—	1.4
Fees and costs for early termination of the Company's previous credit facility entered into on January 2, 2002		1.5
Interest on long-term debt	45.1	72.3

Total interest on long-term debt and refinancing costs	$78.1	$76.5

        As a result of the debt reduction and lower rates of interest on the Company's remaining debt, the Company expects interest expense in 2005, excluding the effects of the tender premium, unamortized deferred finance costs, and refinancing fees and costs, to decline compared to 2004.

        General and administrative expenses for the Company for the 53 weeks ended January 1, 2005, were $51.2 million, or 7.1% of consolidated revenue, compared to $56.3 million, or 7.8% of consolidated revenue in 2003. For the 53 weeks ended January 1, 2005, general and administrative expenses included the following items:

  (a)
  Incentive compensation for management performance was lower by $2.9 million compared to 2003.

  (b)
  Legal fees were lower by $1.3 million compared to 2003, primarily due to a smaller number of outstanding legal claims and improved management of legal costs by the Company's internal legal department.

  (c)
  The Company collected $1.2 million of corporate receivables that were previously fully reserved against.

  (d)
  Accounting costs including audit fees increased by $2.1 million compared to 2003, due to additional accounting and audit work required pursuant to the Sarbanes-Oxley Act of 2002 and FIN No. 46R.

  (e)
  The Company has a significant portion of its corporate and administrative functions in Canada. Expenses for these functions are paid principally in Canadian dollars. Due to the weakening of the US dollar against the Canadian dollar during 2004, the Company estimates that foreign exchange rate movements resulted in an additional $3.5 million in general and administrative expense for the 52 weeks ended January 1, 2005, compared to 2003, partially offset by

    $0.8 million in foreign exchange gains that resulted from the Company's foreign exchange derivatives program to hedge a portion these Canadian corporate and administrative costs.

        For the 53 weeks ended January 3, 2004, general and administrative expenses included the following items affecting the comparison with 2004:

  (a)
  General and administrative expenses were increased by a $10.0 million reserve for a receivable from a disposition of assets in 2001.

  (b)
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

  (c)
  At the time of filing for bankruptcy, the Predecessor had a promissory note and non-compete obligation owing to a group of individuals that was secured by various funeral and cemetery properties. During the bankruptcy, a dispute arose as to whether the obligations owed by the Predecessor were fully secured. In the bankruptcy, secured claims were paid in cash; unsecured claims were paid out of the unsecured claim pool established in the Predecessor's Plan. The Predecessor argued the maximum collateral value was less than the amount of the claim and that therefore, the claim was not fully secured. The individuals argued that the collateral value exceeded the value of the claim and that therefore, the claim was fully secured.

    This dispute could not be resolved before the Company's emergence from bankruptcy on January 2, 2002, and the Company recorded the $9.0 million accrual as if the claims would be considered fully secured.

    During 2003, the Company reached a settlement to pay $4.7 million in cash and in addition, to allow a portion of the settlement as an unsecured claim to be paid out of the unsecured claim pool established in the Predecessor's Plan. As a result of the settlement, the Company reversed its remaining accrual of $4.3 million.

  (d)
  General and administrative expenses were reduced by $3.1 million as a result of net interest income received from a tax refund in connection with the audit of the Predecessor's 1993 through 1998 federal income tax returns.

        Income tax benefit for the 52 weeks ended January 1, 2005, was $1.4 million compared to income tax benefit of $6.5 million for the corresponding period in 2003. The effective tax benefit rate was 27.7% for the 52 weeks ended January 1, 2005, compared to the effective tax benefit rate of 235.0% for the 53 weeks ended January 3, 2004. The effective tax rate varied from the statutory rate for the 52 weeks ended January 1, 2005, primarily due to changes in the ratio of permanent differences to income before income taxes, losses incurred in certain jurisdictions that did not offset tax expenses in profitable jurisdictions, and the favorable settlement of income tax audits. For the 53 weeks ended January 3, 2004, the effective income tax rate varied from the statutory rate, primarily because of a $9.7 million favorable settlement of a federal income tax audit. Future income and losses may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at January 1, 2005. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease reflecting realization of the benefits of tax assets that had a corresponding valuation allowance established on January 2, 2002, would be treated as a reduction of goodwill established on January 2, 2002, with any excess over the value assigned to such goodwill recognized as a capital transaction.

        In accordance with FAS 142, the Company undertook its annual goodwill impairment review during the 16 weeks ended October 9, 2004. Goodwill impairment must be further assessed, if a reporting unit's carrying amount exceeds its estimated fair value. The Company's reporting units are funeral, cemetery and insurance, which are consistent with the Company's operating segments. All of the Company's goodwill is recorded in the funeral reporting unit. As a result of the Company's annual goodwill impairment review, there was no indication of goodwill impairment, as the estimated fair value of the funeral reporting unit exceeded its carrying amount as at October 9, 2004.

        At December 31, 2001, the Company had accrued $57.1 million of reorganization costs related to costs incurred during the Predecessor's reorganization, as well as costs incurred in connection with the actual emergence and various related activities. As of January 1, 2005, the balance of $11.9 million of reorganization costs, primarily consisting of accruals for a trustee fee dispute and legal fee reimbursements, has been included in accounts payable and accrued liabilities.

Discontinued Operations

        Over the previous three fiscal years, the Company engaged in a strategic market rationalization assessment to dispose of cemetery and funeral operating locations that did not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land. The identification of business operations for disposal is complete. The Company will, on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit in the Company's strategy. Once a property is added to the disposal list, the Company expects to complete the sale within one year. As of January 1, 2005, the Company had 18 funeral, six cemetery and four combination locations, which have not been sold within one year of being added to the disposal list. The Company has entered into sale agreements for all of these locations, but is awaiting regulatory approval or purchaser financing arrangements, which have been unexpectedly delayed. The Company continues to include these locations in discontinued operations of assets held for sale.

        During 2003, the Company identified Security Plan Life Insurance Company, its wholly-owned home service insurance company, as a non-strategic asset as it did not support the Company's pre-need funeral sales efforts. The Company's continuing insurance operations include Mayflower National Life Insurance Company and National Capital Life Insurance Company, its wholly-owned pre-need life insurance companies. On June 17, 2004, the Company announced the signing of an agreement by its subsidiary Mayflower National Life Insurance Company to sell all the outstanding shares of Security Plan Life Insurance Company for $85.0 million. The sale concluded on October 1, 2004. After payment of applicable taxes and expenses, and the recapitalization of Mayflower National Life Insurance Company, the Company utilized $65.0 million of the proceeds to reduce long-term debt. The Company recorded a pre-tax gain on the sale of $16.0 million for the 52 weeks ended January 1, 2005.

        During the 12 weeks ended March 27, 2004, the Company reduced its estimated proceeds on the group of assets held for sale and as a result recorded an $11.3 million long-lived asset impairment provision. At that time and previously, the Company expected certain locations to sell as two distinct groups. One group ("Group A") included 23 locations while another group ("Group B") consisted of 93 locations. The Company had a commitment from a single purchaser to purchase all of Group A, and had interest shown by six different purchasers in bidding on all of Group B. The impairment reviews done for each of Group A and Group B for the first quarter of the 2004 fiscal year aggregated the carrying values of the locations within each group to compare against the group's estimated fair value. In the second quarter of the 2004 fiscal year, the initial purchaser of Group A declined to purchase some of the locations in Group A. In addition, the bids received on Group B were significantly below the Company's expectations, and the Company determined that the locations would generate higher proceeds if sold in smaller groups or as individual locations.

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

        As a result, the Company was required to record a long-lived asset impairment provision of $11.5 million within discontinued operations for the 12 weeks ended June 19, 2004. During the balance of the year, most of these assets were sold, resulting in a gain on sale of approximately $11.0 million. Overall, the Company has recorded an aggregate $15.2 million long-lived asset impairment provision within discontinued operations for the 52 weeks ended January 1, 2005.

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

        During the 52 weeks ended January 1, 2005, the Company closed 27 funeral homes and sold 52 funeral homes, 67 cemeteries and one combination location for gross proceeds of $32.4 million.

53 Weeks Ended January 3, 2004 Compared to 52 Weeks Ended December 28, 2002

	53 Weeks Ended January 3, 2004	52 Weeks Ended December 28, 2002	53 Weeks Ended January 3, 2004	52 Weeks Ended December 28, 2002
	(in millions)	(in millions)	(percentages)	(percentages)
Revenue
Funeral	$491.6	$481.6	68.2%	69.6%
Cemetery	167.6	156.4	23.3	22.6
Insurance	61.1	54.0	8.5	7.8

Total	$720.3	$692.0	100.0%	100.0%

Gross margin
Funeral	$113.4	$106.8	23.1%	22.2%
Cemetery	28.8	18.9	17.2	12.1
Insurance	1.7	0.6	2.9	1.1

Total	143.9	126.3	20.0	18.3

Expenses
General and administrative	56.3	43.2	7.8	6.2
Provision for goodwill impairment	—	228.3	—	33.0
Provision for asset impairment	4.4	0.5	0.6	0.1

Income (loss) from operations	83.2	(145.7)	11.6	(21.0)
Interest on long-term debt	76.5	85.0	10.6	12.3
Other expenses (income), net	4.0	(6.7)	0.6	(1.0)

Income (loss) before income taxes	2.7	(224.0)	0.4	(32.3)
Income taxes	(6.5)	(0.5)	(0.9)	—

Net income (loss) from continuing operations	9.2	(223.5)	1.3	(32.3)
Income (loss) from discontinued operations, net of tax	1.6	(10.2)	0.2	(1.5)

Net income (loss)	$10.8	$(233.7)	1.5%	(33.8)%

        Other information for the 53 weeks ended January 3, 2004, and 52 weeks ended December 28, 2002, is summarized in the following table. The impact of the 53rd week was estimated by calculating the weekly average of the 13 weeks ended January 3, 2004. The Company believes the discussion below regarding the impact of the 53rd week facilitates direct comparability of fiscal year results.

Continuing Operations:	January 3, 2004	December 28, 2002	Increase (decrease)
			(amount)	(percentages)
Funeral — Other Information
Number of funeral services performed	124,798	125,012	—	—
Estimated impact of the 53rd week on the number of funeral services performed	(2,421)	—	—	—
Number of funeral services performed adjusted for the impact of the 53rd week	122,377	125,012	(2,635)	(2.1)%
Average revenue per funeral service	$3,939	$3,853	$86	2.2%
Pre-need funeral contracts written (in millions)	$164.8	$161.1	—	—
Estimated impact of the 53rd week on pre-need funeral contracts written (in millions)	$(3.0)	—	—	—
Pre-need funeral contracts written adjusted for the impact of the 53rd week (in millions)	$161.8	$161.1	$0.7	0.4%
Pre-need funeral conversion (percentages)	26	24	2	—
Cemetery — Other Information
Pre-need cemetery contracts written (in millions)	$82.9	$77.7	—	—
Estimated impact of the 53rd week on pre-need cemetery contracts written (in millions)	$(1.7)	—	—	—
Pre-need cemetery contracts written adjusted for the impact of the 53rd week (in millions)	$81.2	$77.7	$3.5	4.5%
Number of cemetery interments	47,693	51,097	—	—
Estimated impact of the 53rd week on the number of cemetery interments	(909)	—	—	—
Number of cemetery interments adjusted for the impact of the 53rd week	46,784	51,097	(4,313)	(8.4)%

Continuing Operations

        As there have been no material acquisitions or construction of new locations in 2003 and 2002, results from continuing operations reflect those of "same site" locations.

        Consolidated revenue of $720.3 million for the 53 weeks ended January 3, 2004, increased by $28.3 million, or 4.1%, compared to $692.0 million in 2002, primarily as a result of an increase of $13.9 million in funeral, cemetery and insurance revenue and an estimated increase of $14.4 million due to the additional fifty-third week in fiscal 2003 over fiscal 2002. Consolidated gross margin as a percentage of revenue increased to 20.0% for the 53 weeks ended January 3, 2004, from 18.3% in 2002. The percentage increase in gross margin is attributed to the increases in the gross margins of all businesses.

        Funeral revenue of $491.6 million for the 53 weeks ended January 3, 2004, increased by $10.0 million, compared to $481.6 million in 2002, primarily as a result of an estimated increase of $9.7 million due to the additional fifty-third week in 2003 over 2002. After adjusting for the effect of the fifty-third week, funeral revenue increased slightly by $0.3 million, primarily as a result of the increase of $86, or 2.2%, in average revenue per funeral service performed, partially offset by a decrease of 2,635, or 2.1%, in the number of funeral services performed. The increase in average revenue per funeral service performed was achieved through adjusting the Company's mix of merchandise and services. After adjusting for the effect of the fifty-third week, the number of funeral services performed during the second half of 2003, increased by 396, or 0.6%, over the second half of 2002. The Company believes that the second half increase in the number of funeral services performed was the result of the Company's overall efforts to improve the level of internal growth.

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

        Funeral gross margin as a percentage of revenue increased to 23.1% for the 53 weeks ended January 3, 2004, compared to 22.2% in 2002. Decreases in regional management costs, administration, operating costs, and advertising and promotion costs for the 53 weeks ended January 3, 2004, compared to 2002, were partially offset by increases in insurance, benefits and wage costs. Due to the fixed nature of funeral costs over the short term, the Company believes that decreases in funeral revenue will not result in a corresponding decrease in funeral costs and will negatively impact funeral gross margins.

        Pre-need funeral contracts written for the 53 weeks ended January 3, 2004, were $164.8 million. After adjusting for the effect of the fifty-third week, pre-need funeral contracts written for the 53 weeks ended January 3, 2004, were $161.8 million, compared to $161.1 million in 2002. The increase in pre-need funeral contracts written of $0.7 million was primarily due to the Company's continuing program to increase pre-need sales. For the 53 weeks ended January 3, 2004, 26% of funeral volume was derived from backlog, compared to 24% in 2002. The Company manages the cash impact of its pre-need funeral sales program primarily by offsetting direct costs, including commissions paid to counselors, with either general agency commissions received from third party and related insurance companies or amounts not required to be trusted. Pre-need funeral sales are important, because over time, they build the foundation for future funeral revenue and generate positive cash flow when the funeral service is performed.

        Cemetery revenue of $167.6 million for the 53 weeks ended January 3, 2004, was $11.2 million, or 7.1%, higher than cemetery revenue in 2002, primarily due to the following:

  (a)
  An estimated increase of $3.5 million due to the additional fifty-third week in 2003 over 2002.

  (b)
  The Company revised its estimates of accrued perpetual care liabilities and recorded a one-time $3.9 million increase in cemetery revenue for the 53 weeks ended January 3, 2004. The one-time $3.9 million adjustment to increase cemetery revenue was necessary, because in 2001, in response to a state regulator inquiry, the Company determined that it had not properly calculated the amount to be trusted for endowment care on the sale of plots. Endowment care is recorded as a reduction in cemetery revenue, as amounts trusted are never available to the Company in the future. To properly recalculate the appropriate perpetual care liability and its corresponding effect on cemetery revenue, a significant number of individual contracts across several states needed to be reviewed, and the perpetual care liability recalculated against the balance already paid in order to determine the amount of the Company's additional liability. The Company prepared its best estimate of the perpetual care liability based on a sample of contracts from each state in which the issue existed and in 2001, the Company accrued an estimate for the perpetual care liability of additional required funding of $6.9 million, with the offset adjusting cemetery revenue. In 2003, the Company completed its review and calculation of the required additional funding and adjusted cemetery revenue and the perpetual care liability accordingly.

  (c)
  As pre-need cemetery interment rights are recorded in cemetery revenue when sold, an estimate of the related uncollectible amounts is charged to cemetery revenue. During 2002 and 2003, the Company's focused collection efforts resulted in higher collections than anticipated on the pre-emergence receivables. As a result of the Company's improvement in actual collections, the Company reversed $3.9 million of the allowance for contract cancellations and refunds on receivables arising from pre-need cemetery interment rights with a corresponding increase to cemetery revenue.

        In addition, pre-need space sales and recognition of pre-need merchandise were higher, but were partially offset by declines in trust and finance income. Cemetery revenue for the 53 weeks ended January 3, 2004, from the Company's Rose Hills operations was $52.0 million, which was higher than in 2002, primarily due to higher sales of space and merchandise at the higher end of the product range.

        Cemetery gross margin as a percentage of revenue increased to 17.2% for the 53 weeks ended January 3, 2004, compared to 12.1% for 2002, primarily as a result of the changes in cemetery revenue discussed above. For the 53 weeks ended January 3, 2004, wages, benefit, regional management, operating and other costs decreased, while facilities and selling costs increased compared to 2002. The Company's ongoing initiative to improve operational efficiencies contributed to the containment of cost increases.

        Pre-need cemetery contracts written for the 53 weeks ended January 3, 2004, were $82.9 million. After adjusting for the effect of the fifty-third week, pre-need cemetery contracts for the 53 weeks ended January 3, 2004, were $81.2 million, $3.5 million higher than in 2002. The increase in pre-need cemetery contracts written was primarily due to the Company's continuing program to increase pre-need sales. For the 53 weeks ended January 3, 2004, 68% of interments were at-need and 32% were pre-need fulfillments. Pre-need cemetery sales may initially decrease cash flows if the amount of cash initially collected is insufficient to cover the amount required to be trusted, sales commissions and other direct costs paid out. However, this cash flow impact is not significant, as the Company sets minimum down payments, maximum terms and sales commissions rates to maximize cash flow. Pre-need cemetery sales are important, because over time, they generate positive cash flow and build the foundation for future cemetery revenue.

        Insurance revenue for the 53 weeks ended January 3, 2004, increased $7.1 million, or 13.2%, compared to 2002. After adjusting for the estimated effect of the fifty-third week in 2003, insurance revenue increased $6.0 million, or 11.1%, primarily due to increases in premiums of $5.2 million, and interest, dividend and other investment income of $1.2 million, partially offset by a $0.4 million decrease in realized-investment gains. Insurance premiums are dependent on insurance production, as increases in insurance production generate increased insurance premiums over time. Insurance production, which represents its participation in the Company's pre-need funeral contracts for the 53 weeks ended January 3, 2004, was $69.5 million compared to $65.7 million for 2002. Insurance gross margin as a percentage of revenue increased to 2.9% for the 53 weeks ended January 3, 2004, compared to 1.1% for 2002, primarily due to the revenue increase being at a rate higher than that of the cost increase. The Company expects the insurance gross margin percentage to grow modestly over the near term.

        Interest expense and refinancing costs on long-term debt for the 53 weeks ended January 3, 2004, was $76.5 million, a decrease of $8.5 million compared to 2002, primarily reflecting the effect of debt repayments made by the Company during the 52 weeks ended December 28, 2002, and during the 53 weeks ended January 3, 2004, which were partially offset by costs associated primarily with the

Company's refinancing of long-term debt that occurred during the 53 weeks ended January 3, 2004, as detailed in the following table.

	53 Weeks Ended January 3, 2004	52 Weeks Ended December 28, 2002
	(in millions)
Tender premium on the repurchase of the 9.5% Senior subordinated notes due in 2004	1.3	—
Unamortized discount expensed relating to the 9.5% Senior subordinated notes due in 2004 that was fully repaid	1.4	—
Fees and costs for early termination of the Company's previous credit facility entered into on January 2, 2002	1.5	—
Interest on long-term debt	72.3	85.0

Total interest on long-term debt and refinancing costs	$76.5	$85.0

        General and administrative expenses for the Company for the 53 weeks ended January 3, 2004, were $56.3 million, or 7.8% of consolidated revenue, compared to $43.2 million, or 6.2% of consolidated revenue in 2002. For the 53 weeks ended January 3, 2004, general and administrative expenses included the following items affecting the comparison with 2003:

  (a)
  A $10.0 million reserve was taken against receivables that arose from a disposition of assets in 2001.

  (b)
  Additional incentive costs of $9.4 million for management performance in accordance with approved compensation plans.

  (c)
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

  (d)
  At the time of filing for bankruptcy, the Predecessor had a promissory note and non-compete obligation owing to a group of individuals that was secured by various funeral and cemetery properties. During the bankruptcy, a dispute arose as to whether the obligations owed by the Predecessor were fully secured. In the bankruptcy, secured claims were paid in cash; unsecured claims were paid out of the unsecured claim pool established in the Predecessor's Plan. The Predecessor argued the maximum collateral value was less than the amount of the claim and that therefore, the claim was not fully secured. The individuals argued that the collateral value exceeded the value of the claim and that therefore, the claim was fully secured.

    This dispute could not be resolved before the Company's emergence from bankruptcy on January 2, 2002, and the Company recorded the $9.0 million claim as if it would be considered fully secured.

    During 2003, the Company reached a settlement to pay $4.7 million and in addition, to allow a portion of the settlement as an unsecured claim to be paid out of the unsecured claim pool established in the Predecessor's Plan. As a result of the settlement, the Company reversed its remaining accrual of $4.3 million.

  (e)
  General and administrative expenses were reduced by $3.1 million as a result of net interest income received from a tax refund in connection with the audit of the Predecessor's 1993 through 1998 federal income tax returns.

        During the Company's reorganization proceedings, the Company and one of its primary insurers, "CNA," had a dispute pertaining to existing collateral supporting the Company's underlying insurance claims activity. The Company believed that the insurance provider held excess collateral based on the level of claims processed. Accordingly, the Company estimated an expected recovery of $2.9 million based on its available books and records. During 2002, after further analysis and negotiations, the Company reached a settlement for the return of $7.5 million of excess collateral. Accordingly, the Company recorded the additional receivable of $4.6 million balance with an offsetting credit recorded in general and administrative expenses for the 52 weeks ended December 28, 2002.

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

        Income tax benefit for the 53 weeks ended January 3, 2004, was $6.5 million compared to $0.5 million in 2002. The Company's effective tax rate for the 53 weeks ended January 3, 2004, varied from the statutory tax rate, primarily because the Company favorably settled a federal income tax audit during 2003. The Company received and recognized a $9.7 million tax benefit for the 53 weeks ended January 3, 2004, in connection with the audit of the Predecessor's 1993 through 1998 federal income tax returns. Future income and losses may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at January 3, 2004. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease reflecting realization of the benefits of tax assets that had a corresponding valuation allowance established on January 2, 2002, would be treated as a reduction of goodwill established on January 2, 2002, with any excess over the value assigned to such goodwill recognized as a capital transaction.

        Previously, the Company designated certain parcels of surplus real estate as probable for sale, as they do not meet the Company's future geographic and strategic objectives. During the 53 weeks ended January 3, 2004, the Company determined that the carrying amounts of certain of these parcels of the surplus real estate exceeded the fair market value, less estimated costs to sell. Accordingly, the Company recorded a long-lived asset impairment provision of $4.4 million for the 53 weeks ended January 3, 2004. As of January 3, 2004, the carrying value of real estate held as probable for sale was $20.0 million.

        In accordance with the FAS 142, the Company undertook its annual goodwill impairment review during the 16 weeks ended October 4, 2003. Goodwill impairment is deemed to exist, and must then be further assessed, if a reporting unit's carrying amount exceeds its estimated fair value. The Company's reporting units are funeral, cemetery and insurance, which are consistent with the Company's operating segments. All of the Company's goodwill is recorded in the funeral reporting unit. As a result of the Company's annual goodwill impairment review, there was no indication of goodwill impairment, as the estimated fair value of the funeral reporting unit exceeded its carrying amount as of October 4, 2003.

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

Discontinued Operations

        During the 53 weeks ended January 3, 2004, the Company identified 124 funeral, 45 cemetery and four combination locations for disposal. The funeral locations included all 39 funeral locations in the United Kingdom, as they were not strategic to the Company's long-term objective to focus capital and management resources in North America. The Company also identified for disposal Security Plan Life Insurance Company, its wholly-owned home service insurance company, which was not a strategic asset, as it did not support the Company's pre-need funeral sales efforts. The Company's continuing insurance operations include Mayflower National Life Insurance Company and National Capital Life Insurance Company, its wholly-owned pre-need life insurance companies.

        As of January 3, 2004, the Company had 64 funeral, 72 cemetery and four combination locations in North America for disposal. Security Plan Life Insurance Company also remained for sale. The Company's 39 funeral locations in the United Kingdom were sold on October 20, 2003.

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

Pre-need Funeral and Cemetery Backlog for Continuing Operations

        The Company's backlog represents pre-need funeral and cemetery arrangements with customer families. These arrangements are subject to trust or insurance funding requirements. The activities in the Company's funeral backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004
	(in thousands)
Funeral backlog:
Beginning balance	$1,227,126	$1,147,570
Sales, net of cancellations	156,466	156,897
Maturities	(130,129)	(128,389)
Net increase in insurance benefits and earnings realized on funeral trust balances	25,214	17,448
Change in cancellation reserve	(4,025)	21,217
Other	5,312	12,383

Ending balance	$1,279,964	$1,227,126

Trust funded	351,577	341,168
Third party insurance companies	656,981	678,480
Subsidiary insurance companies	271,406	207,478

	$1,279,964	$1,227,126

        The activities in the Company's cemetery backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004
	(in thousands)
Cemetery backlog:
Beginning balance	$259,496	$248,133
Sales, net of cancellations	79,585	77,124
Maturities	(83,237)	(78,335)
Earnings realized on cemetery trust balances	5,878	3,836
Change in cancellation reserve	(16)	313
Other	—	8,425

Ending balance	$261,706	$259,496

Liquidity and Capital Resources

Cash Flows

        The Company derives the majority of its cash from at-need funeral and cemetery revenue. Cash flow is also impacted by the funeral and cemetery pre-need activities. Pre-need funeral and cemetery activities are discussed in detail in Item 1. "Business" and Notes 3, 4 and 5 to the Company's Consolidated Financial Statements included in Item 8.

        Net cash from continuing operating activities was $103.7 million for the 52 weeks ended January 1, 2005, compared to $137.3 million for 2003. The decrease is primarily due to increases in the net payment of taxes by $15.4 million and a decrease of $5.2 million in withdrawals of excess funds from funeral and cemetery trusts. In addition, for 2003, there was a $7.5 million cash receipt of a legal claim settlement.

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

        Net cash used in continuing investing activities was $67.8 million for the 52 weeks ended January 1, 2005, compared to $53.4 million for 2003. There was an increase in the net purchase of insurance invested assets, which consist of fixed income investments. The change in insurance invested assets results from investment of policy premiums received, and sales and maturities of securities. In addition, capital expenditures increased to $37.2 million for the 52 weeks ended January 1, 2005, and are expected to be between $30.0 million and $35.0 million in 2005.

        Net cash used in continuing financing activities was $192.5 million for the 52 weeks ended January 1, 2005, compared to $128.4 million for 2003. The increase was primarily due to higher net repayment of debt during 2004.

        The net increase in cash from discontinued operations was $124.4 million for the 52 weeks ended January 1, 2005, primarily due to the sale of Security Plan Life Insurance Company for $85.0 million.

        The Company completed the sale of Security Plan Life Insurance Company on October 1, 2004, for gross proceeds of $85.0 million. The Company recorded a pre-tax gain on the sale of $16.0 million, and after payment of applicable taxes and expenses, and the recapitalization of Mayflower National Life Insurance Company, realized net proceeds of $65.0 million, which the Company utilized to reduce long-term debt.

        The Company expects to complete the sale of its funeral homes, cemeteries and real estate held for sale in 2005, with the majority of expected proceeds of approximately $25.0 million used to further reduce long-term debt. Actual amounts could significantly differ from these estimates, as the assets held for sale and proceeds may change as a result of further negotiations with potential buyers.

        As of January 1, 2005, the Company's cash balance was $9.4 million and the amount available under the Credit Agreement's $75.0 million revolving credit facility (the "Revolving Credit Facility") was $75.0 million, less $10.0 million in outstanding letters of credit. The Company's debt repayment obligation in 2005 is $9.1 million and aggregates $262.0 million over the next five years. The Company believes that the Revolving Credit Facility, together with existing cash, cash flow from operations and expected cash proceeds from the sale of discontinued operations, will be sufficient to meet the Company's anticipated capital expenditures, working capital requirements and debt repayment obligations in both the near and intermediate terms.

Long-Term Indebtedness

        The change in the Company's carrying amounts of long-term indebtedness is as follows:

Issue	Long-Term Indebtedness Carrying Value January 3, 2004	Net increase (decrease)	Long-Term Indebtedness Carrying Value January 1, 2005
	(in millions)	(in millions)	(in millions)
Revolving credit facility (a)	$—	$—	$—
Senior secured Term Loan B due in 2009 (a)	245.9	0.9	246.8
7.75% Senior unsecured notes due in 2012 (b)	—	200.0	200.0
12.25% Senior unsecured notes due in 2009 (c)	330.0	(325.5)	4.5
12.25% Convertible subordinated notes due in 2012 (d)	31.9	(31.9)	—
Promissory notes and capitalized obligations (e)	23.1	(10.8)	12.3

Carrying amounts	$630.9	$(167.3)	$463.6

(a)
On September 17, 2003, the Company entered into the Credit Agreement, which was funded on September 29, 2003, and included a $275.0 million term loan (the "Term Loan B") and a $50.0 million revolving credit facility, to replace its previous credit facility. On January 23, 2004, the Company amended the Credit Agreement to, among other things:

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

  (ii)
  Increase the amount available under the Revolving Credit Facility to $75.0 million, of which $25.0 million is available in the form of letters of credit.

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

  On December 3, 2004, the Company further amended the Credit Facility to, among other things, further reduce the applicable Term Loan B interest rate to LIBOR, plus 2.00%, or base rate, plus 1.00%.

(b)
On August 19, 2004, the Company issued the Eight-Year Senior Unsecured Notes in a transaction exempt from registration under the Securities Act of 1933.

(c)
On April 21, 2004, the Company repurchased the principal amount of $9.3 million of the Seven-Year Unsecured Notes at a premium of $1.1 million, plus accrued interest. On August 19, 2004, the Company repurchased the principal amount of $316.2 million at a premium of $31.3 million, plus accrued interest. On January 3, 2005, the Company repurchased the remaining principal amount of $4.5 million at a premium of $0.3 million, plus accrued interest.

(d)
On January 23, 2004, the Company terminated its obligations under the 12.25% Convertible subordinated notes, due in 2012, which were fully redeemed, at par, on February 23, 2004.

(e)
The change represents the net amount of repayments, increases in debt, foreign exchange and other adjustments.

        The Credit Agreement and the Eight-Year Senior Unsecured Notes are guaranteed by substantially all of the Company's wholly-owned U.S. subsidiaries, other than the Company's insurance subsidiaries and certain other excluded subsidiaries. Alderwoods Group, Inc., the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several.

        Financial covenants under the Credit Agreement require the Company to maintain a minimum interest coverage ratio and fixed charge coverage ratio, and not to exceed a maximum leverage ratio. As of January 1, 2005, the Company met all of the financial covenants required by the Credit Agreement.

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

Contractual Obligations and Commercial Commitments

        The following table details the Company's contractual obligations of continuing and discontinued operations as of January 1, 2005. Significant changes to long-term debt are discussed above under "Long-Term Indebtedness."

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Long-term debt (a)	$451,335	$4,509	$4,661	$242,165	$200,000
Promissory notes and capitalized obligations (a) (b)	12,429	4,632	4,442	1,559	1,796
Operating leases (c)	44,299	9,202	12,309	7,801	14,987
Purchase obligations (d)	5,133	5,133	—	—	—

Total	$513,196	$23,476	$21,412	$251,525	$216,783

(a)
See Note 7 to the Company's Consolidated Financial Statements.

(b)
Promissory notes and capitalized obligations include non-competition agreements and capitalized lease obligations.

(c)
Operating leases are primarily for premises and automobiles, expire over the next one to 28 years, and are included in Note 11 to the Company's Consolidated Financial Statements.

(d)
Represents obligations for leasehold improvements, furniture and equipment, and other costs for a newly leased office building. As discussed below, purchase orders are not included in these amounts.

        In addition to the operating leases noted in the table above, as of January 1, 2005, the Company leased approximately 1,270 vehicles under a master operating lease agreement, which has a minimum lease term of 12 months. The Company's practice is to continue these leases on a month-to-month basis after the expiry of the minimum lease term. Lease payments for these vehicles are projected to be $7.4 million in 2005.

        The Company issues purchase orders for the supply of goods and services for its operations. As of January 1, 2005, there were no significant or unusual purchase orders outstanding. The Company entered into agreements with certain suppliers of funeral and cemetery merchandise, and office supplies to obtain volume discounts. However, none of these agreements have committed purchase quantities or prices.

        The following table details the Company's commercial commitments as of January 1, 2005.

		Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Lines of credit (a)	$—	$—	$—	$—	$—
Standby letters of credit (b)	10,013	10,013	—	—	—

Total contractual cash obligations	$10,013	$10,013	$—	$—	$—

(a)
Relates to the Company's Revolving Credit Facility described more fully in Note 7 to the Company's Consolidated Financial Statements. The expiry date of the Revolving Credit Facility is September 29, 2008.

(b)
Standby letters of credit primarily relate to a court ordered legal claim, surety bonds for various pre-need sales trusting requirements.

        The Company's forward foreign currency exchange contract and foreign currency option commitments are described under Item 7A. "— Quantitative and Qualitative Disclosures About Market Risk."

Off-Balance Sheet Arrangements

        Off-balance sheet arrangements as of January 1, 2005, consist of operating leases noted above under "Contractual Obligations and Commercial Commitments."

Other Information

EBITDA from Continuing Operations

        The Company's earnings from continuing operations before interest, taxes, depreciation and amortization, and provision for goodwill impairment and provision for asset impairment ("EBITDA") are presented in the table below and reconciled to the Company's net income (loss) from continuing operations. The Company considers EBITDA to be an important supplemental indicator of operating performance. The Company believes that EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of the operating performance of companies with high yield debt, and the vast majority of companies with high yield debt present EBITDA when reporting their results. The Company believes EBITDA facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). It is also one basis, subject to certain modifications, on which compliance with certain of the financial covenants under the Credit Agreement is determined and some payments under certain of the Company's compensation plans are calculated. EBITDA is not a term that has specific meaning in accordance with GAAP and may be calculated differently by other companies. EBITDA is not a measurement of the Company's financial performance under GAAP and should not be considered in isolation, as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP, or otherwise as a measure of the company's profitability, or as an alternative to cash flows from operating activities or otherwise as a measure of the Company's liquidity.

        EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of results as reported under GAAP. Some of these limitations are:

  •
  it does not reflect cash expenditures for capital expenditures or contractual commitments;

  •
  it does not reflect changes in, or cash requirements for, working capital;

  •
  it does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on indebtedness;

  •
  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect cash requirements for such replacements; and

  •
  other companies, including other companies in the death care industry, may calculate these measures differently than the Company does, limiting their usefulness as a comparative measure.

        Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to the Company to invest in the growth of its business or reduce our indebtedness.

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004	52 Weeks Ended December 28, 2002
	(millions of dollars)	(millions of dollars)	(millions of dollars)
EBITDA from continuing operations:
Net income (loss) from continuing operations	$(3.8)	$9.2	$(223.5)
Income taxes	(1.5)	(6.5)	(0.5)
Interest on long-term debt and refinancing costs	78.1	76.5	85.1
Depreciation	42.1	40.2	37.7
Provision for goodwill impairment	—	—	228.3
Provision for asset impairment	1.9	4.4	0.6

EBITDA from continuing operations	$116.8	$123.8	$127.7

Restrictions

        The Credit Agreement and the indenture governing the Eight-Year Senior Unsecured Notes restrict the Company's ability to engage in asset sales. The Credit Agreement and indenture governing the Eight-Year Senior Unsecured Notes prohibit dispositions of assets unless the assets disposed of fulfill the requirements of specified exceptions. The indenture governing the Eight-Year Senior Unsecured Notes excepts, among other exceptions, assets with a fair market value less than $5.0 million. One specified exception contained in the Credit Agreement is dispositions of any of a group of identified "discontinued assets;" another is dispositions of assets not exceeding $35.0 million book value in the aggregate over the life of the Credit Agreement, provided that (i) the consideration received is at least equal to fair market value and (ii) not less than 75% of the consideration is paid in cash or cash equivalents. Within 270 days of the receipt of net proceeds from any such asset sale, the Company has the ability to apply such net proceeds at its option (or as otherwise required) to invest in non-current operating assets (or enter into agreements for such investment which agreements are consummated within 360 days of such receipt of asset sale proceeds). Up to $10.0 million of such net proceeds in any fiscal year (but not in excess of $35.0 million in the aggregate over the term of the Credit Agreement) may be applied to make capital expenditures. To the extent the Company receives net proceeds in excess of additional specified thresholds and such excess is not applied to invest in non-current operating assets or make capital expenditures as described in the two immediately preceding sentences, the Company must make mandatory repayments under the Credit Agreement and, after all indebtedness under the Credit Agreement has been repaid, offer to purchase the Eight-Year Senior Unsecured Notes at a purchase price equal to 100.0% of the stated principal amount, plus accrued and unpaid interest and Liquidated Damages (as defined in the indenture governing the Eight-Year Senior Unsecured Notes), if any.

        Covenants in the Credit Agreement and the indenture governing the Eight-Year Senior Unsecured Notes restrict, and under specified circumstances prohibit, the payment of dividends by Alderwoods Group. The Company is not expecting to pay any dividends on the Common Stock in the foreseeable future.

        The Company's insurance subsidiaries are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company and its other subsidiaries. The cash flow used in operations of the insurance subsidiaries for the 52 weeks ended January 1, 2005, was approximately $22.3 million.

Continuing and Discontinued Locations

        The Company's number of continuing and discontinued locations by country, state and province as of January 1, 2005, and the overall totals as of January 1, 2005, and January 3, 2004, are summarized in the table below.

	Number of Continuing Operations Locations			Number of Discontinued Operations Locations
							Total Number of Locations
Country, State / Province
	Funeral	Cemetery	Combination	Funeral	Cemetery	Combination	Funeral	Cemetery	Combination
Canada
British Columbia	17	–	1	1	2	–	18	2	1
Alberta	11	–	–	–	–	–	11	–	–
Saskatchewan	23	–	–	–	–	–	23	–	–
Manitoba	3	1	2	–	–	–	3	1	2
Ontario	22	–	–	–	–	–	22	–	–
Quebec	17	–	–	–	–	–	17	–	–
Nova Scotia	11	–	–	–	–	–	11	–	–

Total Canadian	104	1	3	1	2	–	105	3	3
United States
Alabama	8	–	1	–	–	–	8	–	1
Alaska	3	–	–	–	–	–	3	–	–
Arizona	5	–	1	–	–	–	5	–	1
Arkansas	3	–	–	–	–	–	3	–	–
California	46	1	7	–	–	–	46	1	7
Colorado	3	1	1	–	–	–	3	1	1
Connecticut	3	–	–	–	–	–	3	–	–
Florida	31	5	8	13	2	2	44	7	10
Georgia	25	6	5	–	–	–	25	6	5
Idaho	4	1	–	–	–	–	4	1	–
Illinois	6	16	3	–	1	–	6	17	3
Indiana	16	4	1	–	–	–	16	4	1
Kansas	7	–	–	–	–	–	7	–	–
Kentucky	1	–	–	–	–	–	1	–	–
Louisiana	22	2	–	–	–	–	22	2	–
Maryland	2	–	–	–	–	–	2	–	–
Massachusetts	13	–	–	–	–	–	13	–	–
Michigan	12	–	–	–	–	–	12	–	–
Minnesota	9	1	1	–	–	–	9	1	1
Mississippi	21	1	3	1	–	–	22	1	3
Montana	4	–	–	–	–	–	4	–	–
Nevada	2	–	1	–	–	–	2	–	–
New Hampshire	4	–	–	–	–	–	4	–	–
New Mexico	5	–	–	–	–	–	5	–	–
New York	38	1	–	–	–	–	38	1	–
North Carolina	26	8	3	–	–	–	26	8	3
Ohio	16	4	1	–	–	–	16	4	1
Oklahoma	18	1	1	–	–	–	18	1	1
Oregon	18	1	3	–	–	–	18	1	3
Pennsylvania	6	–	–	–	–	–	6	–	–
Rhode Island	3	–	–	–	–	–	3	–	–
South Carolina	6	5	2	–	–	–	6	5	2
Tennessee	31	2	5	–	–	–	31	2	5
Texas	60	4	4	3	1	2	63	5	6
Virginia	22	–	–	–	–	–	22	–	–
Washington	21	3	3	–	–	–	21	3	3
West Virginia	3	–	–	–	–	–	3	–	–
Wisconsin	–	–	–	–	–	–	–	–	–
Puerto Rico	3	5	2	–	–	–	3	5	2

Total United States	526	72	56	17	4	4	543	76	60

Overall total, January 1, 2005	630	73	59	18	6	4	648	79	63

Overall total, as of January 3, 2004	665	77	57	64	72	4	729	149	61

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Forward-Looking Statements

        Certain statements contained in this Annual Report on Form 10-K, including, but not limited to, information regarding the status and progress of the Company's operating activities, the plans and objectives of the Company's management, assumptions regarding the Company's future performance and plans, and any financial guidance provided in this Annual Report on Form 10-K, are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words "believe," "may," "will," "estimate," "continues," "anticipate," "intend," "expect" and similar expressions identify these forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed elsewhere in this Annual Report on Form 10-K and particularly below under "Risk Factors" and above under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The information appearing in this Annual Report on Form 10-K is accurate only as of the date hereof, as the Company's business, financial condition, results of operations or prospects may have changed after that date. Except as required by law, the Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to the Company and persons acting on its behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Annual Report on Form 10-K.

Risk Factors

        In addition to other information in this Annual Report on Form 10-K, the following important factors, among others, could cause future results to differ materially from estimates, predictions or projections.

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

        If the Company is unable to meet its debt obligations or to fund its other liquidity needs, the Company may need to restructure or refinance its debt. The Company's ability to refinance its debt or obtain additional financing will depend on:

  •
  its financial condition at the time;

  •
  restrictions in agreements governing its debt; and

  •
  other factors, including financial market or industry conditions.

        As a result, it may be difficult for the Company to obtain financing on terms that are acceptable to it, or at all. Without this financing, the Company could be forced to sell assets under unfavorable circumstances to make up for any shortfall in its payment obligations. The terms of the Company's Credit Agreement and the indenture governing the Eight-Year Senior Unsecured Notes limit the Company's ability to sell assets and also restrict the use of proceeds from such a sale. Moreover, substantially all of the Company's assets have been pledged to secure repayment of its debt under the Credit Agreement. In addition, the Company may not be able to sell assets quickly enough or for sufficient amounts to enable it to meet its obligations.

The Company depends on the cash flows from its subsidiaries to meet its obligations.

        Alderwoods Group is a holding company with no independent operations. As a result, Alderwoods Group depends on its subsidiaries to provide cash flows necessary to service debt obligations at the Alderwoods Group level. Alderwoods Group's cash flows and its ability to service its debt depends on the earnings of its subsidiaries and on the distribution of earnings, loans or other payments to it by these subsidiaries. The ability of a subsidiary to make any dividend, distribution, loan or other payment to Alderwoods Group or another subsidiary could be subject to statutory or contractual restrictions. For example, Alderwoods Group's insurance subsidiaries are subject to state regulation that restrict distributions, loans and advances to Alderwoods Group and other subsidiaries. Payments by a subsidiary to Alderwoods Group or another subsidiary will also be contingent upon earnings and business considerations of such subsidiary. Because Alderwoods Group depends on the cash flows of subsidiaries to meet its obligations, these types of restrictions may impair Alderwoods Group's ability to make scheduled interest and principal payments on its debt.

        Restrictive covenants in the Company's Credit Agreement and the indenture governing the Eight-Year Senior Unsecured Notes may prevent it from pursuing business activities that could otherwise improve its results of operations.

        The terms of the Company's Credit Agreement and the indenture governing the Eight-Year Senior Unsecured Notes limit its ability and the ability of its subsidiaries to, among other things:

  •
  incur additional debt;

  •
  pay dividends or make distributions or redeem or repurchase stock;

  •
  make investments;

  •
  grant liens;

  •
  make capital expenditures;

  •
  enter into transactions with affiliates;

  •
  sell assets; and

  •
  acquire the assets of, or merge or consolidate with, other companies.

        The Company's Credit Agreement also requires it to maintain financial ratios. Complying with these restrictive covenants and financial ratios, as well as those that may be contained in any future debt agreements, may impair the Company's ability to finance its future operations or capital needs or to take advantage of other favorable business opportunities. The Company's ability to comply with these restrictive covenants and financial ratios will depend on its future performance, which may be affected by events beyond its control. The Company's failure to comply with any of these covenants or restrictions when they apply will result in a default under the particular debt instrument, which could permit acceleration of the debt under that instrument and, in some cases, the acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. In an event of default, or in the event of a cross-default or cross-acceleration, and if the Company is unable to negotiate a waiver with its lenders, the Company may not have sufficient funds available to make the required payments under its debt. If the Company is unable to repay amounts owed under the terms of the Credit Agreement, the lenders thereunder may be entitled to sell most or substantially all of the Company's assets and the assets of many of its subsidiaries to satisfy its obligations under the Credit Agreement.

Risks Related to the Company

The Company operates in a highly competitive industry.

        The North American death care industry primarily consists of small family-owned businesses. The death care industry in the United States is made up of approximately 22,000 funeral homes and 10,500 cemeteries. The Company believes the three largest public operators in the death care industry in the United States, based on total revenue and number of locations, are Service Corporation International, Alderwoods Group, and Stewart Enterprises, Inc. The Company believes the three largest public death care companies collectively generate approximately 20% of funeral service revenues in the United States. The Company's competition in the markets in which it operates generally arises from one or more of the above public operators in addition to independent operators of funeral homes and cemeteries for at-need and pre-need business. The market share of a single funeral home or cemetery in any community is a function of the name, reputation and location of that funeral home or cemetery although competitive pricing, professional service and attention, and well-maintained locations are also important. Gains in market share within a community are usually realized over a number of years, but losses in market share may occur in a shorter time frame.

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

        The Company recently made significant changes to its pre-need sales force organization. The Company cannot assure that the changes it has made will not result in a decline in its pre-need sales or that the Company will continue to be successful in recruiting and retaining qualified sales people. In addition, depending on the terms of the contract, pre-need sales have the potential to have an initial negative impact on cash flows because of the commission paid on the sale and the portion of sales proceeds required to be placed into trust or escrow. The Company's commission structure emphasizes contracts with positive cash flows; however, the Company cannot assure that in the future it will not enter into pre-need sales that have a negative impact on cash flows, which could impair its ability to service debt. A weakening economy that causes customer families to have less discretionary income could cause a decline in pre-need sales. Declines in pre-need cemetery property sales would reduce current revenue, and declines in other pre-need sales would reduce the Company's pre-need backlog and future revenue and could reduce future market share.

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

        The Company is currently pursuing the closing of the sale of funeral homes and cemeteries designated as held for sale in North America, because these properties and operations were either marginal or did not fit within its long-term strategic growth plans. The Company believes that the closing or sale of those businesses will enable its management to focus on its most productive operations where its operating initiatives may bring about the greatest benefits. In addition, the Company will on a smaller scale, and over time, continue to assess its portfolio of funeral and cemetery locations to ensure they continue to fit in the

Company's strategy. The Company cannot assure that it will be able to dispose of these properties and operations or that buyers will accept its terms, nor can the Company give any assurance that the selling prices of these properties and operations will not be materially different from its expectations. Any variance between the anticipated and actual sale prices or changes in the basis of these businesses could result in the Company taking an impairment charge or loss or gain on actual sale.

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

        A significant portion of the Company's corporate and administrative expenses are payable in Canadian dollars, while most of the Company's revenue is generated in U.S. dollars and the Company reports its financial statements in U.S. dollars. Therefore, a strengthening of the Canadian dollar relative to the U.S. dollar will adversely affect the Company's results of operations. Expenses for the Company's corporate and administrative functions are paid principally in Canadian dollars and have predictable future cash outflows ("Foreign Currency Expenditure"). The Company has a program to hedge the variability in the United States dollar equivalent of a portion of the Foreign Currency Expenditure due to the fluctuation in the exchange rate between the United States dollar and Canadian dollar ("Foreign Currency Hedge Program"). The Company uses forward foreign exchange contracts and foreign exchange option contracts to partially mitigate foreign exchange variability. Under the Foreign Currency Hedge Program, losses or gains in the Company's underlying foreign exchange exposure are partially offset by gains or losses on the forward foreign exchange contracts and foreign exchange option contracts, so as to reduce the magnitude of foreign exchange transaction gains or losses. Any hedging activities the Company undertakes may not be successful in mitigating all of this risk.

The Company's effective income tax rate may vary.

        The Company expects that its effective income tax rate for 2005 may vary significantly from the statutory tax rate because (1) income tax benefits may be offset by an increase in the valuation allowance due to the uncertainty regarding the ability to utilize the benefits in the future, (2) the losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions, (3) there are differences between foreign and United States income tax rates and (4) many tax years are subject to audit by different tax jurisdictions, which audits may result in additional taxes payable.

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

        The Company is not expecting to pay any dividends on its Common Stock in the foreseeable future. Certain institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in the Company's Common Stock. In addition, covenants in the Credit Agreement and indenture governing the Eight-Year Senior Unsecured Notes restrict, and under certain circumstances prohibit, the payment of dividends by the Company.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the Company's access to capital and the market price of the Company's Common Stock.

        The Company is in the process of completing its evaluation of the effectiveness of its internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires management's assessment of the effectiveness of the Company's internal control over financial reporting as of the end of its most recent fiscal year. As permitted by the SEC's exemptive order dated November 30, 2004 (Release No. 50754), the Company expects to complete its testing and evaluation of the effectiveness of its internal control over financial reporting on or before May 2, 2005, and will include the results of such evaluation in an amendment to its Annual Report on Form 10-K, which amendment will be filed with the SEC. Management has identified a material weakness in the Company's internal control over financial reporting as of January 1, 2005. This material weakness identified relates to limitations in the capacity of the Company's accounting and tax resources to identify and react in a timely manner to new accounting pronouncements and non-routine and complex business transactions, as discussed below under "Item 9A. Controls and Procedures." Accordingly, management will not be able to conclude that the Company's internal control over financial reporting is effective as of the end of the Company's most recently completed fiscal year, and the Company expects that its independent registered public accounting firm will issue an adverse opinion with respect to internal control over financial reporting. In addition, during the completion of the Company's testing and evaluation of its internal control over financial reporting, additional deficiencies could be determined to be individually or in the aggregate a material weakness. These factors could have a material adverse effect on the Company's access to capital and the market price of the Company's Common Stock.

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

        There is an increasing trend in North America toward cremation. According to the Cremation Association of North America, approximately 29% of all deaths in 2003 in the United States were followed by cremation. This figure has grown at approximately 1% annually since 1997 and is projected to continue to grow at a comparable rate over the next three to five years. Compared to traditional funeral services, cremations have historically generated higher gross profit percentages but lower overall revenues. A substantial increase in the rate of cremations performed by the Company could have a material adverse effect on its financial condition, results of operations and cash flows.

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

        The Company incurs many of the costs of operating and maintaining facilities, land and equipment regardless of the number of funeral services or interments performed. Because the Company cannot necessarily decrease these costs when it experiences lower sales volumes, a decline in sales may cause margins, profits and cash flows to decline at a greater rate than a decline in revenue.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in market risks for the 52 weeks ended January 1, 2005, compared to the 53 weeks ended January 3, 2004.

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

        The Company continually monitors and evaluates its mix of floating and fixed rate debt and may, from time to time, alter the mix of floating to fixed rate debt through the use of derivatives, primarily in the form of interest rate swap transactions. No such instruments were in place as of January 1, 2005.

        The Company has a significant portion of its corporate and administrative functions in Canada. Expenses for these functions are paid principally in Canadian dollars and have predictable future cash outflows. The Company has a program to hedge the variability in the United States dollar equivalent of a portion of the Foreign Currency Expenditure due to the fluctuation in the exchange rate between the United States dollar and Canadian dollar. The Company uses forward foreign exchange contracts and foreign exchange option contracts to partially mitigate foreign exchange variability. Under the Foreign Currency Hedge Program, losses or gains in the Company's underlying foreign exchange exposure are partially offset by gains or losses on the forward foreign exchange contracts and foreign exchange option contracts, so as to reduce the magnitude of foreign exchange transaction gains or losses.

        A 1% change in exchange rates would cause approximately $0.1 million aggregate change in the fair value of the Company's forward foreign exchange contracts and foreign exchange option contracts. The table below presents the notional amounts, weighted average foreign exchange rates, and fair values of the outstanding forward foreign exchange contracts and foreign exchange option contracts, as of January 1, 2005.

Forward Foreign Exchange Contracts	Exchange United States Dollars for Foreign Currency	Notional Weighted Average Exchange Rate	Asset Fair Value
	(foreign currency notional amount in thousands)		(dollars in thousands)
Functional currency:
Canadian dollar	$18,000	US$0.7612	US$	1,258

        As of January 1, 2005, forward foreign exchange contracts with fair values of $1.1 million and $0.2 million mature during 2005 and 2006, respectively.

Foreign Exchange Option Contracts	Exchange United States Dollars for Foreign Currency	Notional Weighted Average Exchange Rate on Cdn. Calls	Notional Weighted Average Exchange Rate on Cdn. Puts	Asset Fair Value
	(foreign currency notional amount in thousands)			(dollars in thousands)
Functional Currency:
Canadian dollar	$15,100	US$0.8070	US$0.7838	US$829

        As of January 1, 2005, foreign exchange option contracts with fair values of $0.7 million and $0.1 million mature during 2005 and 2006, respectively.

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

        The Company's debt instrument sensitivity to floating interest rates is based on the Company's floating rate debt being based in the United States. Accordingly, changes in U.S. interest rates can affect the interest paid on the Company's floating rate debt. As of January 1, 2005, the Company's total fixed rate debt is $216.9 million, representing approximately 47% of total debt, and has a weighted average rate of 7.82%. The Company's floating rate exposure of $246.8 million, represents 53% of total debt and has a weighted average rate of approximately 4.24%. A 1% change in the applicable floating rate indices would cause an approximately $2.5 million change in the Company's annual interest expense.

        The principal cash flows and the related weighted average interest rates for the Company's long-term debt as of January 1, 2005, are presented below. The carrying values of the Company's debt instruments are included in Note 7 to the Company's Consolidated Financial Statements.

	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(Dollars in thousands)

Long-term Debt (1)
Fixed rate US$ debt	$9,142	$2,400	$2,042	$991	$567	$201,796	$216,938	$233,980
Average rate	7.97%	7.83%	7.81%	7.79%	7.78%	7.77%	7.82%
Floating rate US$ debt	$—	$1,998	$2,663	$2,663	$239,502	$—	$246,826	$246,826
Average rate	—%	4.24%	4.24%	4.24%	4.24%	4.24%	4.24%

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

        The Company's exposure to both equity markets and interest rates resides primarily in the United States. The sale of pre-need funeral contracts, pre-need cemetery merchandise and insurance products results in the Company having significant investment in, and supervising the management of trusts, that have significant investments in cash and cash equivalents, fixed income and equity securities that are sensitive to current market prices. Fluctuations in interest rates and equity markets do not result in significant current income fluctuation, as the income from investments held in pre-need funeral trusts and pre-need cemetery merchandise trusts does not impact revenue until services are performed. Investments held in pre-need cemetery merchandise trusts and insurance invested assets are predominately in fixed income securities. The Company manages the mix of equities and fixed income securities in accordance with policies set by an investment committee comprised of members of senior management. The investment committee sets and modifies the mix of investments with the assistance of independent professional financial advisors. The policy emphasizes a conservative approach while maintaining acceptable levels of income and capital appreciation.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alderwoods Group, Inc.:

        We have audited the accompanying consolidated balance sheets of Alderwoods Group, Inc. as at January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004, and the fifty-two weeks ended December 28, 2002. In connection with our audits of the consolidated financial statements, we also have audited the information with respect to the Company in financial statement Schedule II included in Item 15 of the Company's annual report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alderwoods Group, Inc. as at January 1, 2005 and January 3, 2004, and the results of its operations and its cash flows for the fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004, and the fifty-two weeks ended December 28, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for the recognition of interests in variable interest entities and for insurance funded pre-need funeral contracts.

/s/ KPMG LLP
Chartered Accountants
Vancouver, Canada

March 24, 2005

ALDERWOODS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Expressed in thousands of dollars
except number of shares

	January 1, 2005	January 3, 2004

ASSETS
Current assets
Cash and cash equivalents	$9,379	$41,612
Receivables, net of allowances	66,460	58,076
Inventories	16,714	17,339
Other	27,621	25,467
Assets held for sale	85,141	441,762

	205,315	584,256
Pre-need funeral receivables and trust investments	335,976	334,730
Pre-need cemetery receivables and trust investments	309,591	313,020
Cemetery property	118,619	117,362
Property and equipment	539,879	548,518
Insurance invested assets	250,785	196,440
Deferred income tax assets	8,160	6,683
Goodwill	321,134	320,640
Cemetery perpetual care trust investments	245,225	—
Other assets	37,744	31,354

	$2,372,428	$2,453,003

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$140,607	$154,283
Current maturities of long-term debt	9,083	10,896
Liabilities associated with assets held for sale	63,381	313,258

	213,071	478,437
Long-term debt	454,557	619,956
Deferred pre-need funeral and cemetery contract revenue	82,784	600,664
Non-controlling interest in funeral and cemetery trusts	551,957	—
Insurance policy liabilities	214,745	172,209
Deferred income tax liabilities	20,346	21,414
Other liabilities	21,915	15,430

	1,559,375	1,908,110

Non-controlling interest in perpetual care trusts	257,141	—
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,017,454 issued and outstanding (2003 — 39,984,979)	400	400
Capital in excess of par value	740,210	739,950
Accumulated deficit	(213,588)	(222,937)
Accumulated other comprehensive income	28,890	27,480

	555,912	544,893

	$2,372,428	$2,453,003

See accompanying notes to the consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Expressed in thousands of dollars
except per share amounts and number of shares

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004	52 Weeks Ended December 28, 2002

Revenue
Funeral	$472,935	$491,612	$481,632
Cemetery	163,731	167,542	156,381
Insurance	80,124	61,127	53,984

	716,790	720,281	691,997

Costs and expenses
Funeral	376,646	378,195	374,788
Cemetery	139,919	138,767	137,487
Insurance	75,415	59,375	53,375

	591,980	576,337	565,650

	124,810	143,944	126,347
General and administrative expenses	51,218	56,281	43,188
Provision for goodwill impairment	—	—	228,281
Provision for asset impairment	1,922	4,395	563

Income (loss) from operations	71,670	83,268	(145,685)
Interest on long-term debt and refinancing costs (Note 7)	78,079	76,453	85,050
Other expense (income), net	(1,163)	4,056	(6,695)

Income (loss) before income taxes	(5,246)	2,759	(224,040)
Income taxes	(1,453)	(6,485)	(544)

Net income (loss) from continuing operations	(3,793)	9,244	(223,496)
Discontinued operations (Note 19)
Income (loss) from discontinued operations	19,630	5,985	(4,744)
Income taxes	6,488	4,422	5,504

Income (loss) from discontinued operations	13,142	1,563	(10,248)

Net income (loss)	$9,349	$10,807	$(233,744)

Basic and diluted earnings (loss) per Common share:
Net income (loss) from continuing operations	$(0.09)	$0.23	$(5.60)
Income (loss) from discontinued operations	0.32	0.04	(0.26)

Net income (loss)	$0.23	$0.27	$(5.86)

Basic weighted average number of shares outstanding (thousands)	40,001	39,971	39,916

Diluted weighted average number of shares outstanding (thousands)	41,132	40,465	39,916

See accompanying notes to the consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Expressed in thousands of dollars except number of shares

	Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2001	39,878,870	$399	$738,953	$—	$—	$739,352
Comprehensive loss:
Net loss				(233,744)		(233,744)
Other comprehensive income:
Foreign currency translation adjustment, net of income taxes of $nil					1,942	1,942
Unrealized gain on insurance invested assets, net of income taxes of $8,146					16,863	16,863
Less: reclassification adjustments for realized gain on insurance invested assets included in net loss, net of income taxes of $952					(1,769)	(1,769)

Comprehensive loss						(216,708)
Common stock issued:
Stock issued in connection with the predecessor company's key employee retention plan	54,203		704			704
Stock issued as compensation in lieu of cash	8,198		54			54

Balance at December 28, 2002	39,941,271	399	739,711	(233,744)	17,036	523,402
Comprehensive income:
Net income				10,807		10,807
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $nil					15,187	15,187
Unrealized loss on insurance invested assets, net of income tax recovery of $2,925					(4,790)	(4,790)
Less: reclassification adjustments for realized gain on insurance invested assets included in net income, net of income taxes of $345					(642)	(642)
Unrealized gain on derivatives, net of income taxes of $nil					689	689

Comprehensive income						21,251
Common stock issued:
Stock issued in connection with the settlement of certain unsecured claims	21,140	1	106			107
Stock issued as compensation in lieu of cash	18,818		105			105
Stock issued under equity incentive plan	3,750		28			28

Balance at January 3, 2004	39,984,979	$400	$739,950	$(222,937)	$27,480	$544,893

	Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 3, 2004	39,984,979	$400	$739,950	$(222,937)	$27,480	$544,893
Comprehensive income:
Net income				9,349		9,349
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $nil					5,324	5,324
Unrealized loss on insurance invested assets, net of income tax recovery of $2,770					(2,890)	(2,890)
Less: reclassification adjustments for realized gain on insurance invested assets included in net income, net of income taxes of $1,214					(2,254)	(2,254)
Unrealized gain on derivatives, net of income taxes of $nil					1,571	1,571
Less: reclassification adjustments for realized gain on derivatives included in net income, net of income taxes of $nil					(341)	(341)

Comprehensive income						10,759
Common stock issued:
Stock issued in connection with the settlement of certain unsecured claims	5,977		31			31
Stock issued as compensation in lieu of cash	16,498		173			173
Stock issued under equity incentive plan	10,000		56			56

Balance at January 1, 2005	40,017,454	$400	$740,210	$(213,588)	$28,890	$555,912

See accompanying notes to the consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Expressed in thousands of dollars

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004	52 Weeks Ended December 28, 2002

CASH PROVIDED BY (APPLIED TO)
Operations
Net income (loss)	$9,349	$10,807	$(233,744)
(Income) loss from discontinued operations, net of tax	(13,142)	(1,563)	10,248
Items not affecting cash
Depreciation	42,085	40,182	37,712
Amortization of debt issue costs	10,118	3,220	—
Insurance policy benefit reserves	40,705	28,772	25,783
Provision for goodwill impairment	—	—	228,281
Provision for asset impairment	1,922	4,395	563
Loss (gain) on disposal of assets	(3,530)	1,056	(72)
Deferred income taxes	(5,126)	(1,950)	(1,350)
Premium on long-term debt repurchase	32,450	1,266	—
Other, including net changes in other non-cash balances	(11,104)	51,112	(915)

Net cash provided by continuing operations	103,727	137,297	66,506
Net cash provided by discontinued operations	15,862	18,478	2,178

	119,589	155,775	68,684

Investing
Proceeds on disposition of business assets	20,917	11,409	9,913
Purchase of property and equipment	(37,183)	(25,186)	(21,636)
Purchase of insurance invested assets	(138,346)	(117,689)	(118,594)
Proceeds on disposition and maturities of insurance invested assets	86,763	78,059	82,668

Net cash used by continuing operations	(67,849)	(53,407)	(47,649)
Net cash provided by discontinued operations	108,975	23,694	5,094

	41,126	(29,713)	(42,555)

Financing
Increase in long-term debt	390,044	330,455	812
Repayment of long-term debt	(582,608)	(458,868)	(80,653)
Issuance of Common stock	56	28	—

Net cash used by continuing operations	(192,508)	(128,385)	(79,841)
Net cash used by discontinued operations	(440)	(2,177)	(1,737)

	(192,948)	(130,562)	(81,578)

Decrease in cash and cash equivalents	(32,233)	(4,500)	(55,449)
Cash and cash equivalents, beginning of year	41,612	46,112	101,561

Cash and cash equivalents, end of year	$9,379	$41,612	$46,112

See accompanying notes to the consolidated financial statements

ALDERWOODS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts expressed in thousands of dollars except per share amounts)

NOTE 1.    NATURE OF OPERATIONS

        Alderwoods Group, Inc., a Delaware corporation, together with its subsidiaries (collectively, the "Company") is the second-largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As of January 1, 2005, the Company operated 648 funeral homes and 79 cemeteries and 63 combination funeral homes and cemeteries throughout North America.

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

NOTE 2.    BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of the Company, its subsidiaries and operations controlled by the Company through sales and management agreements. At the beginning of the Company's 2004 fiscal year on January 4, 2004, the Company adopted the Financial Accounting Standard Board's ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities", which was revised in December 2003 ("FIN No. 46R"). As of that date, the Company consolidates approximately 600 trusts and several pooled investment funds created for such trusts that hold investments for funds transferred by the Company to funeral, cemetery and perpetual care trusts, as the Company is the primary beneficiary under these arrangements.

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

Emergence from reorganization proceedings

        On June 1, 1999, the Predecessor filed a petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and voluntarily filed an application for creditor protection under the Companies' Creditors Arrangement Act with the Ontario Superior Court of Justice, Toronto, Ontario, Canada (collectively, the "Bankruptcy Courts"). The Bankruptcy Courts confirmed the plan of reorganization (the "Plan") in December 2001 and on January 2, 2002 (the "Effective Date"), the Company emerged from reorganized proceedings. For accounting and reporting purposes, the emergence is reflected as of December 31, 2001, because United States generally accepted accounting principles require that the financial statements reflect fresh start reporting as of the confirmation date or as of a later date, that is not subsequent to the Effective Date, when all material conditions precedent to the Plan becoming binding are resolved.

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

NOTE 3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

        The consolidated financial statements include the accounts of the Company, its subsidiary companies and operations controlled by the Company through sales and management agreements. All subsidiaries are wholly owned, except for a few companies with small minority interests. As a result of the adoption of FIN No. 46R at the beginning of the Company's 2004 fiscal year on January 4, 2004, the Company also consolidates variable interest entities in which the Company is the primary beneficiary, which includes funeral, cemetery merchandise and service, and perpetual care trusts, and several pooled investment funds created for such trusts.

        All significant inter-entity balances and transactions have been eliminated in the consolidated financial statements.

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

        Pre-need funeral services contracts provide for future funeral services, generally determined by prices prevailing at the time the contract is signed. The payments made under the contract, in part, are either placed in trust or are used to pay the premiums of life insurance policies under which the Company is designated as beneficiary. Pre-need funeral services contract amounts are deferred until the service is performed. The Company estimates that trust fund investment earnings and annual insurance benefits exceed the increase in cost over time of providing the related services.

        The Company records amounts in funeral trusts in which the Company is not the primary beneficiary as amounts receivable from funeral trusts. Earnings in these trusts are deferred until the service is performed.

        The Company records the assets in the funeral trusts in which the Company is the primary beneficiary as trust investments at their fair value in accordance with the FASB's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS No. 115"). The liabilities of these trusts that are consolidated consist principally of the trusted portion of the Company's obligation to the pre-need contract holders, which is reflected as non-controlling interest in the trusts.

        Realized earnings from funeral trust investments and related expenses of the trusts are recognized in other expense (income). Typically, an offsetting accretion for the non-controlling interest in the trusts is included as interest expense in other expense (income). Unrealized gains and losses of funeral trust investments are recorded in both trust investments and, net of tax, in non-controlling interest in funeral trusts in the Company's consolidated balance sheet.

        Selling costs related to the sale of pre-need funeral services are expensed in the period incurred.

Cemetery operations

        Sales of cemetery merchandise and services and at-need cemetery interment rights are recorded as revenue when the merchandise is delivered or service is performed.

        Sales of pre-need cemetery interment rights are recognized in accordance with the retail land sales provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("FAS No. 66"). Accordingly, provided certain collectibility criteria are met, pre-need cemetery interment right sales of developed cemetery property are deferred until a minimum of 10 percent of the sales price has been collected, while pre-need cemetery interment right sales of undeveloped cemetery property are deferred and revenue is recognized on a percentage of completion basis as the cemetery property is developed.

        Pursuant to various state and provincial laws, a portion of the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trusts. The Company records the assets in the cemetery merchandise and service trusts in which the Company is the primary beneficiary as trust investments at their fair value in accordance with FAS No. 115.

        The liabilities of the trust consist principally of the trusted portion of the Company's obligation to the pre-need contract holders, which is reflected as non-controlling interest in the trusts.

        Realized earnings from cemetery merchandise and service trust investments and related expenses of the trusts are recognized in other expense (income). Typically, an offsetting accretion expense for the non-controlling interest in the trusts is included as interest expense in other expense (income). The net amount of realized earnings on merchandise and service trust funds are recorded as cemetery revenue when the merchandise is delivered and service performed. Unrealized gains and losses of cemetery merchandise and service trust investments are recorded in both trust investments and, net of tax, in non-controlling interest in cemetery merchandise and service trusts in the Company's consolidated balance sheet.

        All direct and indirect selling costs associated with the sale of cemetery products are expensed in the period incurred. The costs associated with fulfilling the pre-need cemetery contract are expensed at the same time as the related revenue is recognized. All costs associated with cemetery interment rights are expensed at the time of sale, due to the revenues being recognized pursuant to FAS No. 66. All costs associated with cemetery merchandise are expensed at the time the pre-need contract is serviced. All costs associated with cemetery services are expensed as incurred. These costs are generally not incurred until the contract is serviced, due to these costs primarily being labor costs.

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

        Realized earnings from cemetery perpetual care trust investments are recognized in other expense (income) in accordance with FAS No. 115. Typically, an offsetting accretion expense for the non-controlling interest in perpetual care trusts is also recorded in other expense (income). Distributable earnings from the perpetual care trusts are recognized in cemetery revenue to the extent of qualifying cemetery maintenance costs. Historically, qualifying cemetery maintenance costs have exceeded distributable earnings at individual cemeteries. Unrealized gains and losses on perpetual care trust investments are recorded in both cemetery perpetual care trust investments and, net of tax, in non-controlling interest in perpetual care trusts in the Company's consolidated balance sheet. Generally, net capital gains of cemetery perpetual care trust investments are not eligible for distribution to the Company.

Insurance operations

        Insurance invested assets include fixed-maturity investments, cash and short-term investments held by the Company's wholly-owned insurance companies. The Company classifies all of its fixed-maturity investments held by the Company's insurance companies as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Short-term investments include fixed maturities which mature within one year from the date of purchase, money market mutual funds and repurchase agreements.

        Insurance invested liabilities include liabilities for future policy benefits, policy claims and other benefits payable, and premiums collected in advance. The Company establishes a liability for future policy benefits related to its traditional whole life and limited-payment life insurance products using the net level premium method based on estimated investment yields and discretionary policy growth rates, mortality, persistency and other assumptions which were considered appropriate at the time the policies were issued.

Benefit reserves for annuity contracts represent policy account balances before applicable surrender charges. Additionally, the Company establishes a liability for the impact of known policy benefits payable and estimated claims that have been incurred but not yet reported to the Company. The estimate of unreported claims is based on prior experience.

        For traditional life and participating life products, premiums are recognized as revenue when due from policyholders. Benefits and expenses are matched with earned premiums to result in recognition of profits over the life of the policy contracts. This association is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs.

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

        Insurance costs and expenses include policy benefits and claims, changes in policy benefit reserves, amortization of deferred acquisition costs, commissions, salaries, employee benefits, and other operating expenses. Policy benefits and expenses are recognized in income over the life of the policy contracts.

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

Property and equipment

        Property and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	10 to 20 years for buildings and the shorter of 10 years or the lease term for leasehold improvements
Automobiles	2 to 5 years
Furniture, fixtures and equipment	5 to 10 years
Computer hardware and software	3 to 6 years

Goodwill and intangible assets

        Goodwill, resulting from reorganization value in excess of identifiable net assets and purchase acquisitions, is not amortized, but tested annually for impairment. The Company's reporting units for goodwill are its reportable funeral and cemetery operating segments, and its insurance reporting unit.

        Identifiable intangible assets consist of deferred insurance policy acquisition costs, present value of future insurance business profits and acquired key employee covenants not to compete, which are amortized over their respective useful lives using a method reflecting the pattern in which such assets are consumed.

Financial instruments

        Financial instruments that potentially subject the Company to concentrations of credit or collection risk principally consist of cash and cash equivalents, customer receivables, receivables from trust, and trust investments.

        The Company maintains its cash and cash equivalents in bank deposit accounts with various major financial institutions which, at times may exceed federally insured limits. The Company has not experienced any losses in such deposit accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

        Concentrations of credit risk with respect to customer receivables are minimal, due to the low dollar amount of each receivable, the large number of customers and the large dispersion of the receivables across many geographic areas.

        Funeral and cemetery merchandise and service trust investments represent customer payments on pre-need funeral contracts and pre-need cemetery contracts that are placed into state regulated trusts, and generally do not subject the Company to significant collection risk. Funds placed into certain state regulated trusts are limited to federally insured deposits and or U.S. Government bonds. The Company's policies with respect to trust fund investments are specifically designed such that investments are diversified primarily in cash, fixed income and equity securities and are maintained with various high quality and reputable counterparties, as well as to minimize concentrations of credit risk by not maintaining disproportionately large balances in any one financial counterparty. As of January 1, 2005, the Company had a significant concentration of small restricted cash trust accounts in the aggregate amount of $63,175,000 (2003 — $59,385,000) with one financial institution.

        A summary of the cost and fair values of financial instruments is as follows:

	January 1, 2005		January 3, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Funeral trust investments (see Note 4)	$281,786	$288,903	$—	$—
Cemetery trust investments (see Note 5)	255,674	268,785	—	—
Cemetery perpetual care trust investments (see Note 6)	242,298	245,225	—	—
Amounts receivable from funeral trusts (see Note 4)	27,243	27,243	313,642	319,135
Amounts receivable from cemetery trusts (see Note 5)	—	—	264,452	272,527
Long-term debt (see Note 7)	463,640	480,682	630,852	666,552
Insurance invested assets (see Note 8)	250,785	250,785	196,440	196,440
Derivative instruments (see Note 21)	2,087	2,087	737	737

	$1,523,513	$1,563,710	$1,406,123	$1,455,391

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

        The Company has a significant portion of its corporate and administrative functions in Canada. Expenses for these functions are paid principally in Canadian dollars and have predictable future cash outflows ("Foreign Currency Expenditure"). The Company has a program to hedge the variability in the United States dollar equivalent of a portion of the Foreign Currency Expenditure due to the fluctuation in the exchange rate between the United States dollar and Canadian dollar ("Foreign Currency Hedge Program"). The Company uses forward foreign exchange contracts and foreign exchange option contracts to partially mitigate foreign exchange variability. In accordance with FAS No. 133, the Company has designated the Foreign Currency Hedge Program as qualifying for hedge accounting.

        For derivatives that qualify and are designated as hedges of future cash flows, the effective portion of changes in fair values (the "Effective Portion") are reported in stockholders' equity under accumulated other comprehensive income. The Effective Portion is recognized in earnings and included in general and administrative expense when the related Foreign Currency Expenditure affects earnings. In cases where the Company revises its Foreign Currency Expenditure estimates, the Effective Portion attributable to the extent of any downward change in the Foreign Currency Expenditure estimates will be reclassified from accumulated other comprehensive income to current earnings and included in general and administrative expenses. The Company designates the change in fair value of forward foreign exchange contracts due to the change in forward points and the change in fair value of foreign exchange option contracts due to the change in time value as the "Ineffective Portion." The changes in fair values of derivatives that are not designated as hedges and the Ineffective Portion are recognized currently and included with foreign exchange gains/losses, which are reported in general and administrative expense.

Stock option plan

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123," ("FAS No. 148"), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. However, as allowed by FAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described below, and has adopted the disclosure requirements of FAS No. 123 and FAS No. 148.

        The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Any compensation expense recorded is charged against operations over the service period, which generally matches the option vesting period. No stock-based employee compensation cost was recorded for the 52 weeks ended January 1, 2005, the 53 weeks ended January 3, 2004, or the 52 weeks ended December 28, 2002, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying Common stock on the grant date. The following table illustrates the effect on net income (loss) and net income (loss) per share, if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004	52 Weeks Ended December 28, 2002
Net income (loss), as reported	$9,349	$10,807	$(233,744)
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(2,584)	(2,479)	(3,571)

Pro forma net income (loss)	$6,765	$8,328	$(237,315)

Net income (loss) per common share:
Basic and diluted, as reported	$0.23	$0.27	$(5.86)
Basic and diluted, pro forma	0.16	0.21	(5.95)

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

Accounting changes and recent accounting standards

Consolidation of trusts

        In January 2003, the FASB issued FIN No. 46R. FIN No. 46R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to enterprises that have a variable interest in variable interest entities, and is effective no later than the end of the first reporting period that ends after March 15, 2004.

        The Company elected to adopt FIN No. 46R at the beginning of its 2004 fiscal year on January 4, 2004. The adoption of FIN No. 46R resulted in the prospective consolidation in the Company's balance sheet of approximately 600 funeral, cemetery merchandise and service, and perpetual care trusts, and several pooled investment funds created for such trusts, but did not change the legal relationships among these trusts, pooled investment funds, the Company, and its holders of pre-need contracts. The Company does not consolidate certain funeral trusts for which the Company does not absorb a majority of their expected losses, as it is not considered the primary beneficiary of these funeral trusts under FIN No. 46R. The adoption of FIN No. 46R has not materially impacted the Company's stockholders' equity, net income or its consolidated statement of cash flows, nor was there any adjustment required, due to the cumulative effect of this change in accounting policy; however, other impacts include:

  (a)
  Funeral and cemetery merchandise and service trusts

    Beginning January 4, 2004, the Company records the assets in the funeral, cemetery merchandise and service trusts, and several pooled investment funds created for such trusts, in which the Company is the primary beneficiary as trust investments at their fair value in accordance with the FAS No. 115.

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

  (b)
  Perpetual care trusts

    Beginning January 4, 2004, the Company records the assets in the perpetual care trusts and several pooled investment funds created for such trusts as trust investments at their fair value in accordance with FAS No. 115.

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

        As a result of the consolidation of the funeral, cemetery merchandise and service trusts, perpetual care trusts, and several pooled investment funds created for such trusts, the Company recorded the following as at January 4, 2004:

Trust assets and liabilities recorded:
Funeral trust investments	$306,888
Cemetery merchandise and service trust investments	272,527
Cemetery perpetual care trust investments	231,075
Non-controlling interest in funeral and cemetery trusts	(578,489)
Non-controlling interest in perpetual care trusts	(261,847)
Deferred income tax assets	284
Deferred income tax liabilities	(1,299)
Assets held for sale	127,647
Liabilities associated with assets held for sale	(96,786)
Amounts eliminated:
Amounts receivable from funeral trusts, net of allowances	(301,395)
Amounts receivable from cemetery trusts, net of allowances	(264,452)
Deferred pre-need funeral contract revenue	301,395
Deferred pre-need cemetery contract revenue	264,452

        Creditors of the consolidated trusts have no recourse to the general credit of the Company, except as provided under contracts executed by the Company or its subsidiaries.

Insurance funded pre-need funeral contracts

        The Company has changed its accounting policy on accounting for insurance funded pre-need funeral contracts as of January 4, 2004, as the Company has concluded that its insurance funded pre-need funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, "Elements in Financial Statements." Accordingly, the Company has retroactively removed from its consolidated balance sheet amounts relating to insurance funded pre-need funeral contracts previously included in pre-need funeral contracts with an equal and offsetting amount in deferred pre-need funeral contract revenue. The removal of insurance funded pre-need funeral contracts did not have any impact on the Company's results of operations, consolidated stockholders' equity, or cash flows. Set forth below is the effect of this removal on total assets and liabilities for the Company as of January 3, 2004, December 28, 2002, and December 31, 2001.

	January 3, 2004	December 28, 2002	December 31, 2001
Total assets, previously stated	$3,115,437	$3,200,766	$3,503,103
Removal of amounts receivable from third-party insurance companies	(662,434)	(647,116)	(628,987)

Total assets, restated	$2,453,003	$2,553,650	$2,874,116

Total liabilities, previously stated	$2,570,544	$2,677,364	$2,763,751
Removal of amounts from deferred pre-need funeral and cemetery revenue	(662,434)	(647,116)	(628,987)

Total liabilities, restated	$1,908,110	$2,030,248	$2,134,764

Recent accounting standards

        In March 2004, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance is applicable to debt and equity securities that are within the scope of the FASB Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 was scheduled to be effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The adoption of the measurement and recognition provisions is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company. The Company adopted the disclosure provisions of EITF 03-1 during the fiscal year ended January 3, 2004.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS No. 123R"). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) issued to employees. FAS No. 123R applies to all transactions involving issuance of equity by a Company in exchange for goods and services, including employees. FAS No. 123R is effective in the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt FAS No. 123R in the third fiscal quarter of its 2005 fiscal year and expects to use the modified prospective application method, which results in no restatement of the Company's previously issued annual consolidated financial statements. The adoption of FAS No. 123R using the modified prospective application method is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

        In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4" ("FAS No. 151"). FAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. FAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of FAS No. 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("FAS No. 153"). The amendments made by FAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. FAS No. 153 is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company elected to adopt FAS No. 153 on January 1, 2005. The adoption of FAS No. 153 had no material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 4.    PRE-NEED FUNERAL RECEIVABLES AND TRUST INVESTMENTS

        The balance in pre-need funeral receivables and trust investments represents customer receivables and funeral trust investments related to unperformed, price-guaranteed, pre-need funeral contracts. The components of pre-need funeral receivables and trust investments in the consolidated balance sheets are as follows:

	January 1, 2005	January 3, 2004
Customer receivables	$37,093	$35,811
Allowance for contract cancellations and refunds	(17,263)	(14,723)
Funeral trust investments	288,903	—
Amounts receivable from funeral trusts, net of allowances	27,243	313,642

Pre-need funeral receivables and trust investments	$335,976	$334,730

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

        As of January 1, 2005, the fair value of funeral trust investments classified as available-for-sale securities was based on quoted market prices. The carrying values of restricted cash and equivalents, and other investments approximate their fair values, due to their short-term to maturity. Funeral trust investments are evaluated for other-than-temporary impairment. Other-than-temporary impairment is required to be reflected in current earnings as a realized loss. It is possible that changes in interest rates, equity prices and other economic conditions in the near term could result in other-than-temporary impairment that could be significant to the Company.

        It is not practicable to estimate the fair value of customer receivables, because of the large number of individual contracts, which generally have terms of one to seven years and contractual or imputed interest rates ranging from 8.00% to 9.75% per annum. It is not practical to estimate the fair value of amounts receivable from funeral trusts, because they are commingled with other third party funds in various trusts.

        As of January 4, 2004, the Company adopted FIN No. 46R. The transitional provisions do not require restatement of previously issued financial statements. Accordingly, the table below shows funeral trust investments at their fair values.

	January 1, 2005	January 4, 2004
Available-for-sale
Fixed income securities:
U.S. Treasury and other Government obligations	$18,424	$30,633
U.S. Government agencies	11,683	12,367
Corporate	10,325	9,146

Total bonds	40,432	52,146
Mortgaged-backed	17,287	19,435
Asset-backed	1,500	1,129

Total fixed income securities	59,219	72,710
Equity securities	63,175	62,243

Total available-for-sale	122,394	134,953
Restricted cash and equivalents	131,100	138,192
Other	35,409	33,743

Funeral trust investments	$288,903	$306,888

Unrealized gains	$9,124	$7,281
Unrealized losses	(2,007)	(1,788)

        Beginning January 4, 2004, realized investment income from the funeral trust investments, including realized gains and losses are recorded in other expense (income).

        During the 52 weeks ended January 1, 2005, funeral trust available-for-sale securities with a cost of $153,883,000 were sold for proceeds of $158,035,000, resulting in $7,259,000 and $3,107,000 of realized gains and losses, respectively. The average cost method was used to determine the cost of funeral trust available-for-sale securities disposed of.

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

        The Company has determined that unrealized losses in the funeral trust investments are not other-than-temporary, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The Company's funeral trust investment unrealized losses and their duration as of January 1, 2005, are shown in the following table.

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
Fixed income securities	$14,887	$203	$2,584	$119	$17,471	$322
Equity securities	10,011	1,172	2,217	513	12,228	1,685

Total temporarily impaired securities	$24,898	$1,375	$4,801	$632	$29,699	$2,007

        Maturities of fixed income securities are estimated as follows:

January 1, 2005
Due in one year or less	$3,435
Due in one to five years	20,360
Due in five to ten years	7,360
Thereafter	28,064

$59,219

NOTE 5.    PRE-NEED CEMETERY RECEIVABLES AND TRUST INVESTMENTS

        The components of pre-need cemetery receivables and trust investments in the consolidated balance sheets are as follows:

	January 1, 2005	January 3, 2004
Customer receivables	$63,794	$73,807
Unearned finance income	(5,715)	(6,891)
Allowance for contract cancellations and refunds	(17,273)	(18,348)
Cemetery merchandise and service trust investments	268,785	—
Amounts receivable from cemetery trusts	—	264,452

	$309,591	$313,020

        Amounts receivable from cemetery trusts represent a portion of the proceeds from the sale of pre-need merchandise and services, deposited in accordance with state and provincial trusting laws with various financial institutions, together with accrued earnings as of January 3, 2004. The Company will recognize and generally receive these amounts when the merchandise is delivered or service is performed.

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

        As of January 1, 2005, the fair value of cemetery merchandise and service trust investments classified as available-for-sale securities was based on quoted market prices. The carrying values of restricted cash and equivalents, and other investments approximate their fair values, due to their short-term to maturity. Cemetery trust investments are evaluated for other-than-temporary impairment. Other-than-temporary impairment is required to be reflected in current earnings as a realized loss. It is possible that changes in interest rates, equity prices and other economic conditions in the near term could result in other than temporary impairment that could be significant to the Company.

        It is not practicable to estimate the fair value of customer receivables, because of the large number of individual contracts, which generally have terms of one to seven years and contractual or imputed interest rates ranging from 8.00% to 9.75% per annum.

        As of January 4, 2004, the Company adopted FIN No. 46R, the transitional provisions of which do not require restatement of previously issued financial statements. Accordingly, the table below shows cemetery merchandise and service trust investments at their fair values.

	January 1, 2005	January 4, 2004
Available-for-sale
Fixed income securities:
U.S. Treasury and other Government obligations	$49,584	$55,599
U.S. Government agencies	24,635	20,199
Corporate	19,914	26,068

Total bonds	94,133	101,866
Mortgaged-backed	34,660	45,831
Asset-backed	3,134	4,176

Total fixed income securities	131,927	151,873
Equity securities	98,990	92,766

Total available-for-sale	230,917	244,639
Restricted cash and equivalents	37,115	25,853
Other	753	2,035

Cemetery trust investments	$268,785	$272,527

Unrealized gains	$16,194	$11,650
Unrealized losses	(3,083)	(3,575)

        Beginning January 4, 2004, realized investment earnings from the cemetery merchandise and service trust investments, including realized gains and losses are recorded in other expense (income).

        During the 52 weeks ended January 1, 2005, cemetery merchandise and service trust available-for-sale securities with a cost of $203,825,000 were sold for proceeds of $205,290,000, resulting in $5,020,000 and $3,555,000 of realized gains and losses, respectively. The average cost method was used to determine the cost of cemetery trust available-for-sale securities disposed of.

        The Company recommends to the trustee the mix of equities and fixed income securities in accordance with policies set by an investment committee comprised of members of senior management. The investment committee sets the mix of investments within the investment parameters set by various state and provincial regulators and with the assistance of independent professional financial advisors. The policy set by the investment committee emphasizes, through an investment grade focus, a capital preservation approach while maintaining acceptable levels of income and capital appreciation.

        The Company has determined that unrealized losses in the cemetery merchandise and service trust investments are not other-than-temporary, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The Company's cemetery merchandise and service trust investment unrealized losses and their duration as of January 1, 2005, are shown in the following table.

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
Fixed income securities	$30,498	$415	$5,292	$244	$35,790	$659
Equity securities	14,399	1,686	3,189	738	17,588	2,424

Total temporarily impaired securities	$44,897	$2,101	$8,481	$982	$53,378	$3,083

        Maturities of fixed income securities are estimated as follows:

January 1, 2005
Due in one year or less	$7,652
Due in one to five years	45,357
Due in five to ten years	16,396
Thereafter	62,522

$131,927

        The customer receivables as of January 1, 2005, are expected to mature as follows:

End of Fiscal Year
2005	$35,251
2006	15,107
2007	6,829
2008	3,401
2009	1,333
Thereafter	1,873

$63,794

NOTE 6.    CEMETERY PERPETUAL CARE TRUST INVESTMENTS

        A portion of the proceeds from cemetery sales for interment rights is generally required by law to be paid into perpetual care trusts.

        As of January 4, 2004, the Company adopted FIN No. 46R, which requires the consolidation of perpetual care trusts. Previously, perpetual care trusts were not consolidated, as the principal in these perpetual care trusts cannot be withdrawn by the Company.

        As of January 1, 2005, the fair value of perpetual care trust investments classified as available-for-sale securities were based on quoted market prices. The carrying values of restricted cash and equivalents, and other investments approximate their fair values, due to their short-term to maturity. Perpetual care trust investments are evaluated for other-than-temporary impairment. Other-than-temporary impairment is reflected as a reduction in perpetual care trust investments with an offsetting reduction in non-controlling interest in perpetual care trust. It is possible that changes in interest rates, equity prices and other economic conditions in the near term could result in other than temporary impairment that could be significant to the Company.

        The transitional provisions of FIN No. 46R do not require restatement of previously issued financial statements. Accordingly, the table below shows perpetual care trust investments at their fair values.

	January 1, 2005	January 4, 2004
Available-for-sale
Fixed income securities:
U.S. Treasury and other Government obligations	$36,826	$43,013
U.S. Government agencies	34,622	17,196
Corporate	38,386	49,902

Total bonds	109,834	110,111
Mortgaged-backed	74,616	76,103
Asset-backed	11,305	13,161

Total fixed income securities	195,755	199,375
Equity securities	27,670	23,286

Total available-for-sale	223,425	222,661
Restricted cash and equivalents	21,451	8,072
Other	349	342

Cemetery perpetual care trust investments	$245,225	$231,075

Unrealized gains	$5,271	$3,634
Unrealized losses	(2,344)	(2,956)

        During the 52 weeks ended January 1, 2005, perpetual care trust available-for-sale securities with a cost of $171,540,000 were sold for proceeds of $171,662,000, resulting in $3,469,000 and $3,347,000 of realized gains and losses, respectively. The average cost method was used to determine the cost of perpetual care trust available-for-sale securities disposed of.

        The Company recommends to the trustee the mix of equities and fixed income securities in accordance with policies set by an investment committee comprised of members of senior management. The investment committee sets the mix of investments within the investment parameters set by various state and provincial regulators and with the assistance of independent professional financial advisors. The policy set by the investment committee emphasizes, through an investment grade focus, a capital preservation approach while maintaining acceptable levels of income and capital appreciation.

        The Company has determined that unrealized losses in the perpetual care trust investments are not other-than-temporary, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The Company's perpetual care trust investment unrealized losses and their duration as of January 1, 2005, are shown in the following table.

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
Fixed income securities	$70,874	$963	$12,299	$568	$83,173	$1,531
Equity securities	4,831	566	1,070	247	5,901	813

Total temporarily impaired securities	$75,705	$1,529	$13,369	$815	$89,074	$2,344

        Maturities of fixed income securities are estimated as follows:

January 1, 2005
Due in one year or less	$11,354
Due in one to five years	67,302
Due in five to ten years	24,329
Thereafter	92,770

$195,755

NOTE 7.    LONG-TERM DEBT

        Long-term debt consists of the following:

	January 1, 2005		January 3, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility (a)	$—	$—	$—	$—
Senior secured term loan B due in 2009 (a)(b)	246,826	246,826	245,891	245,891
7.75% Senior unsecured notes due in 2012 (c)	200,000	216,760	—	—
12.25% Senior unsecured notes due in 2009 (d)	4,509	4,791	330,000	372,900
12.25% Convertible subordinated notes due in 2012 (e)	—	—	31,879	24,679
Promissory notes and capitalized obligations, certain of which are secured by assets of certain subsidiaries	12,305	12,305	23,082	23,082

	463,640	480,682	630,852	666,552
Less, current maturities of long-term debt	9,083	9,365	10,896	10,896

	$454,557	$471,317	$619,956	$655,656

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

  (iii)
  Permit the Company to repay the subordinated bridge loan, due in 2005 (the "Bridge Loan") and redeem the 12.25% Senior unsecured notes, due in 2009 (the "Seven-Year Unsecured Notes"). On August 19, 2004, the Bridge Loan was fully repaid and terminated. As a result, an unamortized deferred finance cost of $920,000 is included in interest expense for the 52 weeks ended January 1, 2005.

  (iv)
  Permit the Company to issue new senior unsecured notes in the principal amount of $200,000,000.

  (v)
  Reduce the applicable Term Loan B interest rate to LIBOR, plus 2.50%, or base rate, plus 1.50%, provided the Company meets a specified consolidated leverage ratio.

  (vi)
  Extend the Term Loan B maturity date to September 29, 2009, and reduce the amortization payments.

  On December 3, 2004, the Company further amended the Credit Facility to, among other things, further reduce the applicable Term Loan B interest rate to LIBOR, plus 2.00%, or base rate, plus 1.00%.

  The Revolving Credit Facility is intended to be used primarily to fund the Company's working capital requirements. The Revolving Credit Facility bears interest at a rate per annum in accordance with graduated pricing based upon the Company's consolidated leverage ratio, and the Company has the option to elect an interest rate equal to either (i) a base rate (5.25% at January 1, 2005), plus 2.00% (based upon the Company's consolidated leverage ratio at January 1, 2005), or (ii) LIBOR (2.56% for the three-month LIBOR at January 1, 2005), plus 3.00% (based upon the Company's consolidated leverage ratio at January 1, 2005). An annual fee of 0.50% is charged on the unused portion of the Revolving Credit Facility.

  Material covenants in the Credit Agreement include a requirement to maintain a minimum interest coverage ratio and fixed charge coverage ratio, a requirement not to exceed a maximum leverage ratio, an annual maximum on capital expenditures and cemetery development, and specified maximum amounts for capital lease obligations, indebtedness, acquisitions, certain investments, and sales of accounts receivable. Outstanding principal amounts and interest accrued and unpaid may, at the election of the requisite lenders, become immediately due and payable and further commitments by the lenders to make loans may, at the election of the requisite lenders, be terminated upon the occurrence of events of default specified in the Credit Agreement. As of January 1, 2005, the Company was in compliance with all covenants and was not in breach of any provision of the Credit Agreement that would cause an event of default to occur. The Credit Agreement is secured by specified real property, and substantially all personal property of Alderwoods Group and specified subsidiaries. The Revolving Credit Facility matures on September 29, 2008.

  As of January 1, 2005, the amount available under the Revolving Credit Facility was $75,000,000, less $10,013,000 in outstanding letters of credit.

(b)
The Term Loan B provides the Company with an option to elect an interest rate equal to either (i) a base rate (5.25% at January 1, 2005), plus 1.00%, or (ii) LIBOR (2.56% for the three-month LIBOR at January 1, 2005), plus 2.00%. The weighted average rate of interest was 4.24% at January 1, 2005. The Term Loan B is repayable in quarterly principal installments from January 1, 2005, to June 13, 2009 (subject to reduction for prepayments), of 0.25% of the aggregate principal amount of the Term Loan B outstanding as of December 3, 2004, with a lump sum payment of the then-outstanding amount on the maturity date. The Company has prepaid the required quarterly principal installments up to and including the second quarter of its 2006 fiscal year.

  As a result of the amendment to the Credit Agreement on August 19, 2004, the Company expensed $1,164,000 of unamortized deferred finance costs, which is included in interest expense for the 52 weeks ended January 1, 2005. In addition, $3,280,000 of refinancing fees and costs incurred in connection with the Credit Agreement amendments on August 19, 2004, and December 3, 2004, is also included in interest expense for the 52 weeks ended January 1, 2005.

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
(d)
On January 2, 2002, the Company issued the Seven-Year Unsecured Notes. On April 21, 2004, the Company repurchased the principal amount of $9,248,000 at a premium of $1,110,000, plus accrued interest. The premium is included in interest expense for the 52 weeks ended January 1, 2005.

  On August 19, 2004, the Company repurchased the principal amount of $316,243,000 at a premium of $31,340,000, plus accrued interest pursuant to an offer to purchase and consent solicitation. The premium cost is included in interest expense for the 52 weeks ended January 1, 2005.

  On January 3, 2005, the Company repurchased the remaining principal amount of $4,509,000 at a premium of $282,000, plus accrued interest.

(e)
On January 23, 2004, the Company terminated its obligations under the 12.25% Convertible subordinated notes, due in 2012, which were fully redeemed, at par, on February 23, 2004. As a result, an unamortized premium of $7,200,000 is included as a reduction of interest expense for the 52 weeks ended January 1, 2005.

  The Credit Agreement and the Eight-Year Senior Unsecured Notes are guaranteed by substantially all of Alderwoods Group's wholly-owned U.S. subsidiaries, other than Alderwoods Group's insurance subsidiaries and other specified excluded subsidiaries. Alderwoods Group, Inc., the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several.

  In certain change of control situations, the Company is required to make an offer to purchase the then-outstanding Eight-Year Senior Unsecured Notes at a price equal to 101% of their stated principal amount, plus accrued and unpaid interest to the applicable repurchase date and Liquidated Damages, if any.

  The Credit Agreement and the indenture governing the Eight-Year Senior Unsecured Notes restrict the Company's ability to engage in asset sales. The Credit Agreement and the indenture governing the Eight-Year Senior Unsecured Notes prohibit dispositions of assets unless the assets disposed of fulfill the requirements of specified exceptions. The indenture governing the Eight-Year Senior Unsecured Notes excepts, among other exceptions, assets with a fair market value less than $5,000,000. One specified exception contained in the Credit Agreement is dispositions of any of a group of identified "discontinued assets;" another is dispositions of assets not exceeding $35,000,000 book value in the aggregate over the life of the Credit Agreement, provided that (i) the consideration received is at least equal to fair market value and (ii) not less than 75% of the consideration is paid in cash or cash equivalents. Within 270 days of the receipt of net proceeds from any such asset sale, the Company has the ability to apply such net proceeds at its option (or as otherwise required) to invest in non-current operating assets (or enter into agreements for such investment which agreements are consummated within 360 days of such receipt of asset sale proceeds). Up to $10,000,000 of such net proceeds in any fiscal year (but not in excess of $35,000,000 in the aggregate over the term of the Credit Agreement) may be applied to make capital expenditures. To the extent the Company receives net proceeds in excess of additional specified thresholds and such excess is not applied to invest in non-current operating assets or make capital expenditures as described in the two immediately preceding sentences, the Company must make mandatory repayments under the Credit Agreement and, after all indebtedness under the Credit Agreement has been repaid, offer to purchase the Eight-Year Senior Unsecured Notes at a purchase price equal to 100.00% of the stated principal amount, plus accrued and unpaid interest and Liquidated Damages, if any.

  Covenants in the Credit Agreement and the indenture governing the Eight-Year Senior Unsecured Notes restrict, and under specified circumstances prohibit, the payment of dividends by the Company.

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

  Maturities of long-term debt principal are as follows:

End of Fiscal Year

2005	$9,083
2006	4,389
2007	4,700
2008	3,649
2009	240,063
Thereafter	201,756

$463,640

NOTE 8.    INSURANCE ACTIVITIES

        Revenue from insurance operations is comprised of the following:

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004	52 Weeks Ended December 28, 2002
Premiums	$67,833	$52,251	$46,084
Interest, dividend and other investment income	10,560	8,753	7,432
Realized investment gains	1,731	123	468

	$80,124	$61,127	$53,984

As of January 1, 2005, and January 3, 2004, the fair value of insurance operation investments classified as available-for-sale were based on quoted market prices. The carrying values of cash and short-term investments and other investments approximate their fair values, due to their short-term to maturity. Fixed maturity securities are classified as available-for-sale and carried at fair value. Investments in debt securities are evaluated for other than temporary impairment. Other than temporary impairment is reflected in current period income as a realized loss. It is possible that a significant change in economic conditions in the near term could result in losses that could be significant to the Company. Insurance invested assets carrying and fair values consist of the following:

	January 1, 2005	January 3, 2004
Available-for-sale
Fixed income securities:
U.S. Treasury and other Government obligations	$36,405	$31,027
U.S. state and political subdivisions	1,201	1,149
Corporate	107,981	86,232

Total bonds	145,587	118,408
Collaterized mortgages	47,490	29,235
Mortgaged-backed	45,385	36,392
Asset-backed	10,227	7,666

Total available-for-sale	248,689	191,701
Cash and short-term investments	2,004	3,951
Other	92	788

Insurance invested assets	$250,785	$196,440

        During the 52 weeks ended January 1, 2005, insurance investments classified as available-for-sale with a cost of $40,021,000 (2003 — $32,331,000), were sold for proceeds of $41,752,000 (2003 — $32,454,000), resulting in $1,976,000 (2003 — $770,000) and $245,000 (2003 — $647,000) of realized gains and losses, respectively. The specific cost method was used to determine the cost of available-for-sale securities disposed of.

        Included in the fair value of insurance investments classified as available-for-sale are $7,666,000 (2003 — $6,787,000) and $714,000 (2003 — $1,167,000) of unrealized gains and losses, respectively.

        Maturities of fixed maturity securities, excluding mortgage-backed securities, collateralized mortgage obligations and asset-backed obligations are estimated as follows:

	January 1, 2005	January 3, 2004

Due in one year or less	$1,904	$1,755
Due in one to five years	43,760	22,019
Due in five to ten years	21,125	32,067
Thereafter	78,798	62,567

	$145,587	$118,408

        The Company has determined that unrealized losses in insurance invested assets are not other-than-temporary, as the unrealized losses were due to temporary fluctuations in interest rates. Insurance invested assets are currently predominantly in fixed income securities. The Company manages the mix of fixed income securities in accordance with policies set by an investment committee comprised of members of senior management. The investment committee sets and modifies the mix of investments with the assistance of independent professional financial advisors. The policy emphasizes a conservative approach while maintaining acceptable levels of income and capital appreciation. The unrealized losses and their duration in insurance invested assets as at January 1, 2005, are shown in the following table.

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
Fixed income securities:
U.S. Treasury and other Government obligations	$2,084	$10	$2,255	$47	$4,339	$57
U.S. state and political subdivisions	—	—	1,201	68	1,201	68
Corporate	12,125	208	8,641	194	20,766	402

Total bonds	14,209	218	12,097	309	26,306	527
Collaterized mortgages	12,875	138	—	—	12,875	138
Mortgaged-backed	12,839	21	4,087	27	16,926	48

Total temporarily impaired securities	$39,923	$377	$16,184	$336	$56,107	$713

NOTE 9.    STOCKHOLDERS' EQUITY

Capital stock

        The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share, of which none have been issued.

        The Company is authorized to issue 100,000,000 shares of Common stock, with a par value of $0.01 per share. The Company has 173,451 shares of Common stock held in reserve, but unissued, for possible future issuance in connection with certain class 11 claims under the Plan.

        Pursuant to the Company's Director Compensation Plan (the "Director Compensation Plan"), each director of the Company who is not an employee of the Company or any of its subsidiaries has the option of receiving his or her annual base retainer and attendance fees in cash, Common stock or a combination thereof. Further, each participant may elect to have Common stock paid in the form of deferred Common stock ("Deferred Stock"), which will be credited to a booking account in the name of the participant. The Deferred Stock is subject to a deferral period during which the participant has no right to transfer any rights under his or her Deferred Stock and has no other rights of ownership therein. The Company has reserved 100,000 shares of Common stock for issuance as compensation in lieu of cash under the Director Compensation Plan, of which 43,514 shares have been issued as of January 1, 2005.

        In addition, warrants to purchase 2,992,000 shares of Common stock were issued on the Effective Date. The warrants entitle the holders to purchase, at any time up to January 2, 2007, shares of Common stock at an exercise price of $25.76 per share. The exercise price of the warrants exceeded the fair value of the Company's Common stock on the date of issuance and throughout the 52 weeks ended January 1, 2005, 53 weeks ended January 3, 2004, and 52 weeks ended December 28, 2002. None of the warrants have been exercised.

Stock option plans

        On January 2, 2002, the Company implemented the 2002 Equity Incentive Plan (the "Equity Incentive Plan"). The Company's Board of Directors (or a committee thereof) may determine the awards to be granted under the Equity Incentive Plan. The Equity Incentive Plan provides for grants of stock options to the employees and members of the Company's Board of Directors. A total of 4,500,000 shares of Common stock are available for issuance in satisfaction of awards under the Equity Incentive Plan. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Except in certain cases, stock options have 3-year terms and vest at a rate of 25% on the first, 25% on the second and 50% on the third anniversaries of the date of grant.

        The following is a summary of the total number of outstanding stock options:

	Outstanding Options	Weighted Average Exercise Price
	(thousands)	(dollars per Common share)
Balance at December 31, 2001	—	—
Granted	3,730	$11.20
Exercised	—	—
Cancelled	(260)	12.90

Balance at December 28, 2002	3,470	11.07
Granted	1,220	3.65
Exercised	(4)	7.59
Cancelled	(501)	11.39

Balance at January 3, 2004	4,185	8.87
Granted	70	9.43
Exercised	(10)	5.62
Cancelled	—	—

Balance at January 1, 2005	4,245	$8.89

        The following table summarizes information about stock options outstanding at January 1, 2005:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
(dollars per Common share)	(thousands)	(in years)	(dollars per Common share)	(thousands)	(dollars per Common share)
$3.65 – $5.96	1,205	8.24	$3.65	298	$3.65
$5.97 – $7.59	1,150	7.48	7.48	572	7.48
$7.60 – $13.23	1,890	7.22	13.09	1,405	13.23

	4,245	7.58	8.89	2,275	10.53

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

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004	52 Weeks Ended December 28, 2002

Net income (loss):
As reported	$9,349	$10,807	$(233,744)
Pro forma, net of tax	6,765	8,328	(237,315)
Basic and diluted earnings (loss) (dollars per Common share):
As reported	$0.23	$0.27	$(5.86)
Pro forma	0.16	0.21	(5.95)

        The fair value of stock options used to compute the pro forma net loss and loss per Common share disclosures was calculated as of the grant date, using the Black-Scholes option-pricing model with the following assumptions:

Weighted-average assumptions	January 1, 2005	January 3, 2004	December 28, 2002
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	41.5%	32.9%	32.9%
Risk-free interest rate	1.93%	3.1%	3.1%
Expected option life in years	3	3	3

        The weighted average fair value of the Company's stock options, calculated using the Black-Scholes option-pricing model, granted during the 52 weeks ended January 1, 2005, was $2.84 (2003 — $0.96, 2002 — $2.93) per option.

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

Accumulated other comprehensive income

        The components of accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Insurance Invested Assets	Unrealized Gain on Derivatives	Accumulated Other Comprehensive Income
Balance, December 31, 2001	$—	$—	$—	$—
Activity in 2002	1,942	15,094	—	17,036

Balance, December 28, 2002	1,942	15,094	—	17,036
Activity in 2003	15,187	(5,432)	689	10,444

Balance, January 3, 2004	17,129	9,662	689	27,480
Activity in 2004	5,324	(5,144)	1,230	1,410

Balance, January 1, 2005	$22,453	$4,518	$1,919	$28,890

NOTE 10.    LEGAL CONTINGENCIES

        The Company is a party to legal proceedings in the ordinary course of its business, and believes it has made adequate provision for any potential estimated liabilities. The Company does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 11.    COMMITMENTS AND CONTINGENCIES

Leases

        The future annual payments for operating leases with terms greater than one year, primarily for premises, automobiles and office equipment, are as follows:

	Premises	Automobiles	Other	Total

2005	$7,686	$1,085	$431	$9,202
2006	5,929	684	218	6,831
2007	5,047	338	93	5,478
2008	4,135	95	25	4,255
2009	3,542	—	4	3,546
Thereafter	14,987	—	—	14,987

        In addition to the automobile leases noted in the table above, as at January 1, 2005, the Company leased approximately 1,270 vehicles under a master operating lease agreement, which has a minimum lease term of 12 months. The Company's practice is to continue these leases on a month-to-month basis after the expiry of the minimum lease term. Lease payments for these vehicles are projected to be $7,417,000 in 2005.

        Total expense incurred under all operating leases for the 52 weeks ended January 1, 2005, was $21,739,000 (2003 — $23,181,000, 2002 — $22,731,000).

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

NOTE 12.    RETIREMENT PLANS

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

        The Company's total expense for these retirement plans for the 52 weeks ended January 1, 2005, was approximately $2,675,000 (2003 — $2,650,000, 2002 — $2,686,000).

NOTE 13.    INCOME TAXES

        The provision or benefit for income taxes included United States federal income taxes, determined on a consolidated return basis, foreign, state and local income taxes.

        Income (loss) before income taxes was as follows:

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004	52 Weeks Ended December 28, 2002
United States	$(12,954)	$(2,731)	$(232,383)
Foreign	7,708	5,490	8,343

	$(5,246)	$2,759	$(224,040)

        Income tax provision (recovery) consisted of the following:

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004	52 Weeks Ended December 28, 2002
Current:
United States	$(3,243)	$(5,575)	$(2,506)
Foreign	319	386	(1,069)
State and local	6,597	654	4,381

	3,673	(4,535)	806

Deferred:
United States	(1,380)	(1,950)	(1,350)
Foreign	(31)	—	—
State and local	(3,715)	—	—

	(5,126)	(1,950)	(1,350)

Total provision	$(1,453)	$(6,485)	$(544)

        The Company made income tax payments of $8,160,000 (2003 — $9,920,000, 2002 — $10,910,000), excluding income tax refunds of $1,323,000 (2003 — $17,029,000, 2002 — $8,251,000), during the 52 weeks ended January 1, 2005.

        The difference between the U.S. federal statutory income tax rate and the effective tax rate was as follows:

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004	52 Weeks Ended December 28, 2002
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes	(54.9)	23.7	(2.0)
Non-deductible or non-taxable amounts, change in valuation allowance and other	(73.2)	(0.5)	2.4
Non-deductible goodwill impairment	—	—	(37.9)
Result of favourable outcome of tax audits	120.8	(293.2)	2.7

Effective income tax rate	27.7%	(235.0)%	0.2%

        The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities are as follows:

	January 1, 2005	January 3, 2004

Deferred tax liabilities
Receivables	$—	$1,267
Property and equipment	49,110	59,274
Pre-need funeral receivables and trust investments	122,424	130,429
Pre-need cemetery receivables and trust investments	85,952	63,922
Cemetery perpetual care trust investments	730	—
Insurance invested assets	2,433	2,076
Goodwill	17,600	13,725

Total deferred tax liabilities	278,249	270,693

Deferred tax assets
Receivables	2,314	—
Cemetery property	57,963	68,848
Accounts payable and accrued liabilities	13,082	17,885
Pre-need funeral and cemetery obligations	272,396	284,119
Insurance policy liabilities	11,828	8,062
Covenants not to compete	9,668	14,948
Deferred agency costs	14,315	25,701
Operating and capital loss carryforwards	340,589	273,712
Other	10,883	13,868

Total deferred tax assets before valuation allowance	733,038	707,143
Valuation allowance	(466,975)	(451,181)

Total deferred tax assets after valuation allowance	266,063	255,962

Net deferred tax liabilities of continuing operations	$12,186	$14,731

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

        As a result of the Company's emergence from bankruptcy, all federal net operating loss carryforwards of the Company generated prior to emergence and during fiscal 2002, have been eliminated. As a result, the Company's net operating loss carryforwards pertaining to federal, state, local, and foreign jurisdictions will expire as follows:

End of Fiscal Year
2005	$12,726
2006	9,751
2007	16,183
2008	17,395
2009	16,264
Thereafter	647,807

$720,126

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

        Goodwill that is expected to be deductible for tax purposes at January 1, 2005 is $92,638,000
(2003 — $112,177,000, 2002 — $124,854,000).

NOTE 14.    SUPPLEMENTARY STATEMENTS OF CASH FLOWS DISCLOSURE

        Supplemental disclosures related to the statement of cash flows consist of the following:

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004	52 Weeks Ended December 28, 2002
Decrease (increase) in assets:
Receivables, net of allowances
Trade	$(2,387)	$(6,776)	2,814
Other	(5,824)	18,352	4,004
Inventories	836	1,516	4,381
Prepaid expenses	(658)	(2,283)	1,147
Cemetery property	(10,238)	(3,281)	(8,431)
Other assets	(18,932)	(12,535)	(11,142)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(14,176)	(7,330)	(17,262)
Net effect of pre-need receivables and deferred revenue	35,150	52,552	10,650
Other liabilities	6,464	(2,754)	(2,743)
Insurance policy liabilities	1,831	5,811	5,842
Other changes in non-cash balances	(3,170)	7,840	9,825

	$(11,104)	$51,112	(915)

Supplemental information:
Interest paid	$53,918	$77,290	$74,300
Income taxes paid, net of refunds	6,837	(7,109)	2,659
Long-term debt issue costs paid	12,094	10,908	295
Bad debt expense	3,722	3,661	5,978
Non-cash investing and financing activities:
Stock issued in connection with Predecessor's key employee retention plan	—	—	704
Stock issued in connection with the settlement of certain unsecured claims	31	107	—
Stock issued as compensation in lieu of cash	173	105	54
Capital leases entered into	—	160	839

Restricted cash investing and financing activities:
Purchases of funeral, cemetery, and perpetual care trust investments	356,254	—	—
Proceeds on disposition and maturities of funeral, and cemetery, and perpetual care trust investments	375,191	—	—
Increase in non-controlling interests in funeral, cemetery and perpetual care trusts	50,602	—	—
Decrease in non-controlling interests in funeral, cemetery and perpetual care trusts	81,575	—	—

NOTE 15.    SUPPLEMENTARY FINANCIAL INFORMATION

        A summary of certain balance sheet accounts is as follows:

	January 1, 2005	January 3, 2004

Receivables, net of allowances:
Customer receivables	$68,721	$64,016
Allowance for doubtful accounts	(12,029)	(9,912)
Other	9,768	3,972

	$66,460	$58,076

Cemetery property:
Developed land and lawn crypts	$37,311	$34,828
Undeveloped land	30,660	31,070
Mausoleums	50,648	51,464

	$118,619	$117,362

Property and equipment:
Land	$166,252	$177,489
Buildings and improvements	368,230	350,411
Automobiles	13,003	13,819
Furniture, fixtures and equipment	54,298	45,365
Computer hardware and software	23,306	16,607
Accumulated depreciation	(85,210)	(55,173)

	$539,879	$548,518

Other assets:
Intangible assets	$15,060	$10,912
Deferred finance costs	$10,339	$8,072
Notes receivable	2,696	2,503
Other	9,649	9,867

	$37,744	$31,354

Accounts payable and accrued liabilities:
Trade payables	$19,847	$22,008
Interest	7,210	15,048
Accrued liabilities	32,421	43,921
Accrued insurance	18,057	15,183
Accrued taxes	44,785	46,048
Other	18,287	12,075

	$140,607	$154,283

Deferred pre-need contract revenue:
Funeral	$69,215	$341,168
Cemetery	13,569	259,496

	$82,784	$600,664

Other liabilities:
Perpetual care liability	7,487	$8,182
Notes payable	12,667	9,763
Other	1,761	(2,515)

	$21,915	$15,430

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004	52 Weeks Ended December 28, 2002
Other expense (income), net:
For funeral, cemetery and perpetual care trust investments:
Realized gains	$(15,748)	$—	$—
Realized losses	10,009	—	—
Interest and dividend income	(24,915)	—	—
Trust investment expenses and income taxes	5,169	—	—
Interest expense related to non-controlling interest in funeral and cemetery trusts	18,335	—	—
Non-controlling interest in perpetual care trusts	7,150	—	—
(Gain) loss on disposal of business and other assets	(3,529)	1,056	(71)
Other	2,366	3,000	(6,624)

	$(1,163)	$4,056	$(6,695)

        The trust investment and non-controlling interest balances do not have comparable 2003 and 2002 balances due to the Company adopting FIN No. 46R at the beginning of its 2004 fiscal year on January 4, 2004.

NOTE 16.    GOODWILL

        FAS No. 142 requires that goodwill be reviewed for impairment annually, as well as upon the occurrence of certain events that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Under FAS No. 142, goodwill impairment is deemed to exist, and must then be further assessed, if a reporting unit's carrying amount exceeds its estimated fair value. The Company's reporting units are funeral, cemetery and insurance, which are consistent with the Company's operating segments. All of the Company's goodwill is recorded in the funeral reporting unit. In accordance with FAS No. 142, the Company undertook its annual goodwill impairment review during the third fiscal quarters of 2004 and 2003, and, as a result, there was no indication of goodwill impairment as at October 9, 2004, or October 4, 2003, as the estimated fair value of the funeral reporting unit exceeded its carrying amount. A goodwill impairment provision of $228,281,000 for the funeral reporting unit was recorded for the 52 weeks ended December 28, 2002. The fair value of the funeral reporting unit was determined by using a discounted cash flow valuation methodology consistent with that applied at the Effective Date, with a discount rate comparable with other enterprises in the death care industry, adjusted for risks associated with differences in company size, certain characteristics specific to the Company and cash flow projection risk.

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

        The changes in the carrying amount of goodwill for the funeral reporting unit are as follows:

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004
Balance, beginning of year	$320,640	$320,563
Adjustments	494	77

Balance, end of year	$321,134	$320,640

NOTE 17.    SEGMENT REPORTING

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

	Funeral	Cemetery	Insurance	Other	Consolidated

Revenue earned from external sales:
52 weeks ended January 1, 2005	$472,935	$163,731	$80,124	$—	$716,790
53 weeks ended January 3, 2004	$491,612	$167,542	$61,127	$—	$720,281
52 weeks ended December 28, 2002	$481,632	$156,381	$53,984	$—	$691,997
Income (loss) from operations:
52 weeks ended January 1, 2005	$94,640	$23,539	$4,709	$(51,218)	$71,670
53 weeks ended January 3, 2004	$110,529	$27,268	$1,752	$(56,281)	$83,268
52 weeks ended December 28, 2002	$(121,631)	$18,525	$609	$(43,188)	$(145,685)
Depreciation:
52 weeks ended January 1, 2005	$24,283	$14,054	$166	$3,582	$42,085
53 weeks ended January 3, 2004	$24,194	$13,324	$139	$2,525	$40,182
52 weeks ended December 28, 2002	$23,277	$12,348	$109	$1,978	$37,712
Total assets:
January 1, 2005	$1,154,019	$878,350	$272,823	$67,236	$2,372,428
January 3, 2004	$1,218,974	$668,357	$481,622	$84,050	$2,453,003
December 28, 2002	$1,261,220	$769,350	$442,617	$80,463	$2,553,650
Goodwill:
January 1, 2005	$321,134	$—	$—	$—	$321,134
January 3, 2004	$320,640	$—	$—	$—	$320,640
Purchase of property and equipment:
52 weeks ended January 1, 2005	$23,273	$3,362	$74	$10,474	$37,183
53 weeks ended January 3, 2004	$18,640	$2,276	$183	$4,087	$25,186
52 weeks ended December 28, 2002	$18,924	$574	$202	$1,936	$21,636

        The following table reconciles earnings (loss) from operations of reportable segments to total earnings (loss) and identifies the components of "Other" segment earnings from operations:

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004	52 Weeks Ended December 28, 2002
Earnings (loss) from operations of funeral, cemetery and insurance segments	$122,888	$139,549	$(102,497)
Other expenses of operations:
General and administrative expenses	(51,218)	(56,281)	(43,188)

Income (loss) from operations	$71,760	$83,268	$(145,685)

        The following table reconciles total assets of reportable segments and details the components of "Other" segment assets, which is mainly comprised of corporate assets:

	January 1, 2005	January 3, 2004	December 28, 2002

Total assets of funeral, cemetery and insurance segments	$2,305,192	$2,368,953	$2,473,187
"Other" assets includes:
Cash	2,038	30,911	37,158
Receivables	5,294	5,116	8,331
Prepaid expenses	24,572	23,736	21,040
Property and equipment	16,494	9,186	6,895
Other	18,838	15,101	7,039

	$2,372,428	$2,453,003	$2,553,650

        The Company operates principally in the United States and also has operations in Canada. The Company's United Kingdom operations are classified as discontinued operations and were disposed of on October 20, 2003. The following tables depict the revenue earned and the long-lived assets held in the reportable geographic segments.

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004	52 Weeks Ended December 28, 2002

Revenue:
United States	$660,149	$665,007	$645,914
Canada	56,641	55,274	46,083

	716,790	$720,281	$691,997

	January 1, 2005	January 3, 2004	December 28, 2002

Property and equipment and cemetery property:
United States	$572,481	$591,256	$614,933
Canada	86,017	74,624	63,403

	$658,498	$665,880	$678,336

NOTE 18.    PROVISION FOR ASSET IMPAIRMENT

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

        Previously, the Company designated certain parcels of surplus real estate as held for sale, as they do not meet the Company's future geographic and strategic objectives. During the 52 weeks ended January 1, 2005, the Company determined that the carrying amounts of certain parcels of the surplus real estate now exceeded the fair market value, less estimated cost to sell. Accordingly, the Company has recorded a long-lived asset impairment provision of $1,922,000 for the 52 weeks ended January 1, 2005 (2003 — $4,395,000, 2002 — $563,000).

        The fair market value was determined by specific offer or bid, or an estimate based on comparable recent sales transactions. The asset impairment provisions include management estimates. As a result, actual results could differ significantly from these estimates.

NOTE 19.    DISCONTINUED OPERATIONS OF ASSETS HELD FOR SALE

        Over the previous three fiscal years, the Company engaged in a strategic market rationalization assessment to dispose of cemetery and funeral operating locations that did not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land. The Company will on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit in the Company's strategy. Once a property is added to the disposal list, the Company expects to complete the sale within one year. As of January 1, 2005, the Company had 18 funeral, six cemetery and four combination locations which have not been sold within one year of being added to the disposal list. The Company has entered into sale agreements for all of these locations, but is awaiting regulatory approval or purchaser financing arrangements, which have been unexpectedly delayed. The Company continues to include these locations in discontinued operations of assets held for sale.

        During 2003, the Company identified Security Plan Life Insurance Company, its wholly-owned home service insurance company, as a non-strategic asset, because it was not part of the Company's pre-need funeral sales efforts. The Company's continuing insurance operations include Mayflower National Life Insurance Company and National Capital Life Insurance Company, its wholly-owned pre-need life insurance companies. On June 17, 2004, the Company announced the signing of an agreement by its subsidiary, Mayflower National Life Insurance Company, to sell all the outstanding shares of Security Plan Life Insurance Company for $85,000,000. The sale concluded on October 1, 2004. After payment of applicable taxes and expenses, and the recapitalization of Mayflower National Life Insurance Company, the Company utilized $65,000,000 of the proceeds to reduce long-term debt. The Company recorded a pre-tax gain on the sale of $16,011,000.

        The Company has classified all the locations identified for disposal as assets held for sale in the consolidated balance sheets and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition as income from discontinued operations. The Company has also reclassified the prior fiscal years to reflect any comparative amounts on a similar basis. All discontinued operations financial information presented under the insurance segment relate to Security Plan Life Insurance Company.

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

        The Company's debt agreements require sale proceeds (above specified limits) from assets held for sale to be applied towards the repayment of debt. During 2004 and 2003, the Company used such proceeds to pay down the Term Loan B. Accordingly, interest expense for discontinued operations was calculated by applying the applicable interest rates during the periods in which the repayment conditions were in effect to both the amounts of principal repaid and to the expected proceeds of assets remaining to be sold as of January 1, 2005. Certain comparative amounts have been reclassified to conform to the presentation adopted in the current year.

        The carrying amount, the fair market value, less estimated costs to sell, revenues and costs and impairment provisions for the locations identified as held for sale are presented in the following tables.

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004	52 Weeks Ended December 28, 2002

Revenue
Funeral	$19,829	$43,917	$48,869
Cemetery	14,624	27,061	26,519
Insurance	41,720	54,956	57,254

	$76,173	125,934	132,642

Gross margin
Funeral	$874	$4,512	$4,373
Cemetery	767	1,765	(4,404)
Insurance	9,382	12,207	13,451

	11,023	18,484	13,420
Provision for goodwill impairment	—	—	13,923
Long-lived asset impairment on assets identified as held for sale	15,227	21,013	2,720
Other expense (income), net	(27,506)	(10,049)	1,196

Income (loss) from discontinued operations	23,302	7,520	(4,419)
Interest on long-term debt	3,672	1,535	325

Income (loss) from discontinued operations, before tax	19,630	5,985	(4,744)

Income tax provision for discontinued operations:
Current	4,731	1,322	2,519
Deferred	1,757	3,100	2,985

	6,488	4,422	5,504

Income (loss) from discontinued operations	$13,142	$1,563	$(10,248)

Depreciation included in gross margin of discontinued operations	$1,228	$3,950	$5,808

        Details of assets held for sale at January 1, 2005, are as follows:

	Funeral	Cemetery	Total
Assets held for sale
Current assets	$2,140	$218	$2,358
Pre-need receivables and investments	21,818	35,907	57,725
Cemetery property	—	136	136
Property and equipment	11,110	312	11,422
Other assets	209	13,291	13,500

	$35,277	$49,864	$85,141

Liabilities associated with assets held for sale
Current liabilities	$66	$316	$382
Non-controlling interest in funeral and cemetery trusts	20,033	35,966	55,999
Other liabilities	2,384	4,616	7,000

	$22,483	$40,898	$63,381

Non-controlling interest in perpetual care trusts	$—	$12,647	$12,647

        Details of assets held for sale at January 3, 2004, are as follows:

	Funeral	Cemetery	Insurance	Total
Assets held for sale
Current assets	$4,249	$2,456	$3,033	$9,738
Pre-need contracts	41,210	64,109	—	105,319
Cemetery property	—	16,675	—	16,675
Property and equipment	38,732	3,549	957	43,238
Insurance invested assets	—	—	242,917	242,917
Other assets	24	327	23,524	23,875

	$84,215	$87,116	$270,431	$441,762

Liabilities associated with assets held for sale
Current liabilities	$749	$904	$2,509	$4,162
Deferred pre-need contract revenue	34,780	65,796	—	100,576
Insurance policy liabilities	—	—	203,766	203,766
Other liabilities	319	4,435	—	4,754

	$35,848	$71,135	$206,275	$313,258

NOTE 20.    INCOME (LOSS) PER SHARE

        The basic and diluted income (loss) per share computations for net income (loss) were as follows:

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004	52 Weeks Ended December 28, 2002
Income (loss) (numerator):
Net income (loss) attributable to Common stockholders	$9,349	$10,807	$(233,744)

Shares (denominator):
Basic weighted average number of shares of Common stock outstanding (thousands)	40,001	39,971	39,916
Effect of stock options assumed exercised	1,131	494	—

Diluted weighted average number of shares of Common stock outstanding (thousands)	41,132	40,465	39,916

        For the 52 weeks ended January 1, 2005, 1,130,221 employee and director stock options were dilutive to earnings and are included in the calculation of diluted income (loss) per share. Employee and director stock options to purchase 1,830,000 shares of Common stock were not included in the computation of diluted loss per share, because they were anti-dilutive

NOTE 21.    DERIVATIVE FINANCIAL INSTRUMENTS

        As of January 1, 2005, the fair value of all of the Company's derivatives under the Foreign Currency Hedge Program was an unrealized gain of $2,087,000 (2003 — $737,000), which is included in other current assets in the Company's consolidated balance sheet. The Effective Portion is $1,919,000 (2003 — $689,000) and is included in accumulated other comprehensive income in the Company's consolidated balance sheet. The Ineffective Portion is $168,000 and is included in general and administrative expenses for the 52 weeks ended January 1, 2005 (2003 — $48,000, 2002 — $nil). Included in general and administrative expenses for the 52 weeks ended January 1, 2005, was a net gain of $639,000 (2003 and 2002 — $nil) of which $341,000 (2003 and 2002 — $nil) was the effective portion and $298,000 (2003 and 2002 — $nil) was the ineffective portion. As of January 1, 2005, a portion of the Company's Foreign Currency Expenditure from the period January 2, 2005, to May 2006, was hedged. As of January 1, 2005, the Company estimates that based on current exchange rates and maturity dates of the Company's derivatives, $1,741,000 would be expected to be reclassified from accumulated other comprehensive income to current earnings and included in general and administrative expenses over the next 12 months.

NOTE 22.    QUARTERLY FINANCIAL DATA (UNAUDITED)

        Certain of the Company's quarterly financial data in the table below have been restated from the Company's 2004 and 2003 quarterly reports on Form 10-Q, due to the reclassification of assets held for sale as discontinued operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
52 Weeks Ended January 1, 2005:
Revenue, previously stated	$179,167	$164,080	$211,962		n/a
Adjustment to reclass assets held for sale as discontinued operations	(2,333)	(1,892)	(1,297)		n/a

Revenue, restated	$176,834	$162,188	$210,665		$167,103

Gross profit, previously stated	$34,817	$28,749	$33,138	$	n/a
Adjustment to reclass assets held for sale as discontinued operations	(9)	21	(403)		n/a

Gross profit, restated	$34,808	$28,770	$32,735		$28,498

Net income (loss)	$4,837	$(6,476)	$(13,378)		$24,366
Basic and diluted income (loss) per Common share (in dollars)	$0.12	$(0.16)	$(0.33)		$0.60
53 Weeks Ended January 3, 2004:
Revenue, previously stated	$167,498	$166,500	$205,674		$192,010
Adjustment to reclass assets held for sale as discontinued operations	(2,554)	(2,437)	(1,218)		(5,193)

Revenue, restated	$164,944	$164,063	$204,456		$186,817

Gross profit, previously stated	$31,861	$33,002	$34,801		$45,452
Adjustment to reclass assets held for sale as discontinued operations	(150)	(288)	(294)		(441)

Gross profit, restated	$31,711	$32,714	$34,507		$45,011

Net income (loss)	$6,700	$6,873	$(13,185)		$10,419
Basic and diluted income (loss) per Common share (in dollars)	$0.17	$0.17	$(0.33)		$0.26

NOTE 23.    SUBSEQUENT EVENTS

        On January 3, 2005, the Company repurchased the remaining principal amount of $4,509,000 of the Seven-Year Unsecured Notes at a premium of $282,000, plus accrued interest.

        On March 18, 2005, the Company entered into an amendment to the Credit Agreement, among the Company, Bank of America, N.A., as Administrative Agent, and the other banks, financial institutions and other institutional lenders party thereto. The amendment modifies the Credit Agreement to provide the Company additional flexibility to introduce an employee stock purchase plan and other long term incentive plans, and increase the letter of credit sublimit under the Revolving Credit Facility to $35,000,000 from $25,000,000, as well as making certain other agreed upon changes.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of January 1, 2005, an evaluation was carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of January 1, 2005. The Company has not completed its evaluation of the effectiveness of its internal control over financial reporting as of the end of its most recent fiscal year. As permitted by the SEC's exemptive order dated November 30, 2004 (Release No. 50754), the Company expects to complete its evaluation of the effectiveness of its internal control over financial reporting on or before May 2, 2005, and will include the results of such evaluation in management's annual report on internal control over financial reporting to be included in an amendment to its Annual Report on Form 10-K, which amendment will be filed with the SEC. In addition, the Company anticipates that its independent registered public accounting firm will complete and provide to the Company such firm's attestation report on management's assessment of the Company's internal control over financial reporting on or before May 2, 2005, and the Company will also include such attestation report in the amendment to its Annual Report on Form 10-K. As a result of the material weakness identified below, the Company expects that its independent registered public accounting firm will issue an adverse opinion with respect to the Company's internal control over financial reporting.

        Because of the material weakness described below, as well as other deficiencies the Company has identified, the CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective as of January 1, 2005. The Company has already instituted, and will continue to implement, corrective actions with respect to the material weakness, as described below in further detail. In addition, the Company has implemented various procedures to correct and/or mitigate the other deficiencies the Company has identified. The Company believes that the actions it has taken to date in this regard, when taken as a whole, have mitigated the material weakness and other deficiencies with respect to the preparation of this Annual Report on Form 10-K such that the information required to be disclosed in this Form 10-K has been recorded, processed, summarized and reported correctly.

Internal Control over Financial Reporting

        The Company's management, including the CEO and CFO, is in the process of conducting its evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on preliminary results to date, management has identified a material weakness in internal control over financial reporting as of January 1, 2005.

        The material weakness identified relates to limitations in the capacity of the Company's accounting and tax resources to identify and react in a timely manner to new accounting pronouncements and non-routine and complex business transactions. In 2004, a lack of experienced personnel and turnover in the Company's accounting and corporate tax functions resulted in untimely identification and resolution of (i) accounting matters related to the adoption of FIN No. 46R; (ii) the accounting for the Company's debt refinancing, and (iii) issues in implementing the Company's new tax accounting system. All of these resulted in significant adjustments to the financial statements before issuance.

        In order to remediate these internal control deficiencies, the Company is making the following changes:

  •
  Hiring of additional accounting resources and engaging outside consultants to supplement the internal accounting staff.

  •
  Implementing a new pre-need trust accounting software system to simplify transaction accounting, as well as to accelerate transaction accounting and analytical capabilities.

  •
  Implementing a new tax consolidation process to improve the detail and accuracy within the tax function.

  •
  Reducing the number of taxable entities by reorganizing and merging certain legal entities to simplify tax reporting requirements.

  •
  Reducing the number of third party trust companies utilized to further simplify trust processing and reporting requirements.

        As the Company has not completed the testing and evaluation of its internal control over financial reporting, it is possible that additional deficiencies could be determined to be individually or in aggregate a material weakness.

Changes in Internal Controls

        In 2004 the company adopted FIN No. 46R. During the last fiscal quarter of 2004, the Company developed further internal controls for accounting and disclosure requirements for the consolidation of the funeral and cemetery merchandise and service, and perpetual care trusts and several pooled investment funds created for such trusts in the Company's Consolidated Financial Statements.

        During the last fiscal quarter of 2004, the Company commenced implementing a new tax accounting system. The new tax accounting system is designed to improve the accuracy and timing of the state and entity level calculations required for financial statement disclosure and detailed analysis of the valuation allowance.

        During the last fiscal quarter of 2004, the Company commenced implementing a new pre-need funeral trust accounting software system. The implementation has involved changes to our processes, and accordingly, has required changes to our system of internal controls.

        Other than the changes discussed above, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information regarding executive officers required by this Item is incorporated herein by reference to the information contained in Part I of this report under the caption "Executive Officers of Alderwoods Group." In accordance with General Instruction G(3), the information regarding directors, committees of the Board, and procedures by which stockholders may recommend nominees to the Board required by this Item, as well as additional information regarding executive officers and specified information regarding beneficial owners of more than 10% of any class of the Company's registered equity securities required by this Item, is incorporated herein by reference to the information provided under the captions "Proposal No. 1 — Election of Directors — Information Regarding Director Nominees", "The Board, Committees of the Board and Director Compensation — Corporate Governance," "The Board, Committees of the Board and Director Compensation — Determinations Regarding Director Independence and Audit Committee Financial Expert," "The Board, Committees of the Board and Director Compensation — Board and Committee Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" of Alderwoods Group's Proxy Statement to be filed with the SEC and delivered to stockholders in connection with Alderwoods Group's annual meeting of stockholders to be held on April 28, 2005 (the "Proxy Statement").

        The Company has adopted a code of ethics that applies to all employees, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer). The Company's Code of Busines Conduct and Ethics is posted on, and is available, free of charge through, the Company's web site (http://www.alderwoods.com) in the Corporate Governance section of the Investor Relations page. Copies of the code are also available free of charge upon written request to the Company's Secretary at 311 Elm Street, Suite 1000, Cincinnati, Ohio 45202-2706.

ITEM 11.    EXECUTIVE COMPENSATION

        In accordance with General Instruction G(3), the information required by this Item is incorporated herein by reference to the information provided under the captions "Executive Compensation," "Agreements with Named Executive Officers," "The Board, Committees of the Board and Director Compensation — Director Compensation" and "Compensation Committee Interlocks and Insider Participation" of Alderwoods Group, Inc.'s Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        In accordance with General Instruction G(3), the information required by this Item is incorporated herein by reference to the information provided under the captions "Beneficial Ownership of Principal Shareholders, Directors and Management" and "Equity Compensation Plan Information" of Alderwoods Group, Inc.'s Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In accordance with General Instruction G(3), the information required by this Item is incorporated herein by reference to the information provided under the caption "Certain Relationships and Related Transactions" of Alderwoods Group, Inc.'s Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        In accordance with General Instruction G(3), the information required by this Item is incorporated herein by reference to the information provided under the caption "Independent Auditor Fees" of Alderwoods Group, Inc.'s Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this report:

Financial Statements

    Alderwoods Group, Inc., Consolidated Financial Statements

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004

      Consolidated Statements of Operations for the 52 Weeks Ended January 1, 2005, 53 Weeks Ended January 3, 2004 and 52 Weeks Ended December 28, 2002

      Consolidated Statements of Stockholders' Equity for the 52 Weeks Ended January 1, 2005, 53 Weeks Ended January 3, 2004 and 52 Weeks Ended December 28, 2002

      Consolidated Statements of Cash Flows for the 52 Weeks Ended January 1, 2005, 53 Weeks Ended January 3, 2004 and 52 Weeks Ended December 28, 2002

      Notes to Consolidated Financial Statements

Financial Statement Schedule

      Schedule II — Valuation and Qualifying Accounts

Exhibits

Exhibit Number	Description

2.1	Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 99.1 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed September 10, 2001)
2.2	Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.2 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.3	Second Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.3 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.4	Order Approving Modification of Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries and Compromise and Settlement of Claims Filed by Thomas Hardy (incorporated by reference to Exhibit 2.4 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.5	Findings of Fact, Conclusions of Law and Order Confirming Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries, As Modified, dated December 5, 2001 (incorporated by reference to Exhibit 2.5 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.6	Final Order dated December 7, 2001 (incorporated by reference to Exhibit 2.6 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.7	Stock Purchase Agreement dated as of June 17, 2004, by and between Citizens Insurance Company of America and Mayflower National Life Insurance Company (incorporated by reference to Exhibit 2.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 26, 2004)
3.1	Certificate of Incorporation of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
3.2	Bylaws of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-12G/A of Loewen Group International, Inc., SEC File No. 000-33277, filed December 17, 2001)
4.2	Equity Registration Rights Agreement among Alderwoods Group, Inc. and certain holders of Common Stock. (incorporated by reference to Exhibit 4.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.3	Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.4	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed on March 28, 2002)

4.5	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc., and Angelo Gordon & Co. (incorporated by reference to Exhibit 4.6 to the Form 10-Q of Alderwoods Group, Inc., SEC file No. 000-33277, filed July 24, 2002)
4.6	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual Advisors, LLC (incorporated by reference to Exhibit 4.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.7	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and GSCP Recovery, Inc. and GSC Recovery II, L.P. (incorporated by reference to Exhibit 4.8 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.8	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Oaktree Capital Management, LLC (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.9	Indenture governing the 7 3/4% Senior Unsecured Notes due 2012 (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
4.10	Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 10.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.11	First Supplemental Indenture dated as of August 4, 2004, to the Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.11 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.1	Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America Securities LLC, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.2	Credit Agreement dated September 17, 2003, among Alderwoods Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 12, 2003)
10.3	Amendment No. 1 dated January 23, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.4	Amendment No. 2 dated August 19, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.5	Amendment No. 3 dated December 3, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed December 8, 2004)
10.6	Amendment No. 4 dated March 18, 2005, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 24, 2005)

*10.7	Employment Agreement dated January 2, 2004, by and between Alderwoods Group, Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.6 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
*10.8	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.7 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
*10.9	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Cameron R.W. Duff (incorporated by reference to Exhibit 10.8 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
*10.10	Employment Agreement dated January 2, 2004, by and between Alderwoods Group, Inc. and Ross S. Caradonna (incorporated by reference to Exhibit 10.9 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
*10.11	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 1, 2003)
*10.12	Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey (incorporated by reference to Exhibit 10.36 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
*10.13	Amendment No. 1 dated March 16, 2004, to the Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey (incorporated by reference to Exhibit 10.12 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 10, 2004)
*10.14	Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and Paul A. Houston (incorporated by reference to Exhibit 10.37 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
*10.15	Employment Agreement dated September 13, 2004, by and between Alderwoods Group, Inc. and Aaron Shipper**
*10.16	Alderwoods Group, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.17	Director Compensation Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.18	Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
*10.19	Alderwoods Support Function Annual Incentive Plan**
21.1	Subsidiaries of Alderwoods Group, Inc.**
23.1	Consent of KPMG LLP**
24.1	Powers of Attorney for Messrs. Houston, Sloan, Campbell, Eames, Elson, Hilty, Lacey, Riedl and Snow and Ms. Kirtley (included on the signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*      Indicates management contract or compensatory plan or arrangement.

**    Filed herewith.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ALDERWOODS GROUP, INC.

January 1, 2005

(in thousands of dollars)

Description	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts		Deductions(2)	Balance at end of period

Allowance for doubtful trade accounts
52 weeks ended January 1, 2005	$9,912	$5,308		$(1,402)	(1)	$(1,789)	$12,029
53 weeks ended January 3, 2004	$9,038	$6,533		$(2,098)	(1)	$(3,561)	$9,912
52 weeks ended December 28, 2002(3)	$24,096	$5,136		$(1,355)	(1)	$(18,839)	$9,038
Allowance for pre-need funeral contract cancellations and refunds
52 weeks ended January 1, 2005	$28,709	$1,587	(4)	$(8,623)	(5)	$(4,410)	$17,263
53 weeks ended January 3, 2004	$35,626	$1,088	(4)	$(4,001)	(4)	$(4,004)	$28,709
52 weeks ended December 28, 2002(3)	$40,090	$1,211	(4)	$(2,642)	(4)	$(3,033)	$35,626
Allowance for pre-need cemetery contract cancellations and refunds
52 weeks ended January 1, 2005	$18,348	$5,200	(4)	$(329)	(1)	$(5,946)	$17,273
53 weeks ended January 3, 2004	$22,838	$7,480	(4)	$(6,047)	(1)	$(5,923)	$18,348
52 weeks ended December 28, 2002(3)	$22,937	$10,860	(4)	$(10,995)	(4)	$36	22,838
Allowance for doubtful non-trade receivables
52 weeks ended January 1, 2005	$38,277	$1,978		$(2,607)	(6)	$(1,569)	$36,079
53 weeks ended January 3, 2004	$55,600	$1,521		$(15,304)	(6)	$(3,540)	$38,277
52 weeks ended December 28, 2002(3)	$55,270	$2,326		$—		$(1,996)	$55,600

(1)
Substantially all amounts reflect collection or reassessment of collectibility of items previously allowed for and are recorded as a benefit in the consolidated statements of operations.

(2)
Uncollected receivables written off, net of recoveries.

(3)
The balance at the beginning of the period has been adjusted for the reclassification of discontinued operations.

(4)
All or a portion of the provision or reduction in allowance applied to pre-need funeral and cemetery sales is offset by provisions against deferred revenue.

(5)
The adjustment is primarily due to the elimination of allowances for amounts receivable from funeral trusts upon consolidation of these trusts, as a result of the adoption of FIN No. 46R.

(6)
Relates primarily to tax refunds received for previous years.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALDERWOODS GROUP, INC.
Dated: March 28, 2005	By:	/s/ PAUL A. HOUSTON Paul A. Houston President and Chief Executive Officer

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

/s/ PAUL A. HOUSTON Paul A. Houston	President, Chief Executive Officer and Director (Principal Executive Officer)	Dated: March 28, 2005
/s/ KENNETH A. SLOAN Kenneth A. Sloan	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Dated: March 28, 2005
/s/ LLOYD E. CAMPBELL Lloyd E. Campbell	Director	Dated: March 28, 2005
/s/ ANTHONY G. EAMES Anthony G. Eames	Director	Dated: March 28, 2005
/s/ CHARLES M. ELSON Charles M. Elson	Director	Dated: March 28, 2005

/s/ DAVID R. HILTY David R. Hilty	Director	Dated: March 28, 2005
/s/ OLIVIA KIRTLEY Olivia Kirtley	Director	Dated: March 28, 2005
/s/ JOHN S. LACEY John S. Lacey	Chairman of the Board	Dated: March 28, 2005
/s/ WILLIAM R. RIEDL William R. Riedl	Director	Dated: March 28, 2005
/s/ W. MACDONALD SNOW, JR. W. MacDonald Snow, Jr.	Director	Dated: March 28, 2005

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 99.1 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed September 10, 2001)
2.2	Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.2 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.3	Second Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.3 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.4	Order Approving Modification of Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries and Compromise and Settlement of Claims Filed by Thomas Hardy (incorporated by reference to Exhibit 2.4 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.5	Findings of Fact, Conclusions of Law and Order Confirming Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries, As Modified, dated December 5, 2001 (incorporated by reference to Exhibit 2.5 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.6	Final Order dated December 7, 2001 (incorporated by reference to Exhibit 2.6 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.7	Stock Purchase Agreement dated as of June 17, 2004, by and between Citizens Insurance Company of America and Mayflower National Life Insurance Company (incorporated by reference to Exhibit 2.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 26, 2004)
3.1	Certificate of Incorporation of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
3.2	Bylaws of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-12G/A of Loewen Group International, Inc., SEC File No. 000-33277, filed December 17, 2001)
4.2	Equity Registration Rights Agreement among Alderwoods Group, Inc. and certain holders of Common Stock. (incorporated by reference to Exhibit 4.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.3	Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.4	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed on March 28, 2002)

4.5	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc., and Angelo Gordon & Co. (incorporated by reference to Exhibit 4.6 to the Form 10-Q of Alderwoods Group, Inc., SEC file No. 000-33277, filed July 24, 2002)
4.6	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual Advisors, LLC (incorporated by reference to Exhibit 4.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.7	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and GSCP Recovery, Inc. and GSC Recovery II, L.P. (incorporated by reference to Exhibit 4.8 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.8	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Oaktree Capital Management, LLC (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002))
4.9	Indenture governing the 7 3/4% Senior Unsecured Notes due 2012 (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
4.10	Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 10.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.11	First Supplemental Indenture dated as of August 4, 2004, to the Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.11 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.1	Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America Securities LLC, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.2	Credit Agreement dated September 17, 2003, among Alderwoods Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 12, 2003)
10.3	Amendment No. 1 dated January 23, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.4	Amendment No. 2 dated August 19, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.5	Amendment No. 3 dated December 3, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed December 8, 2004)
10.6	Amendment No. 4 dated March 18, 2005, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 24, 2005)

10.7	Employment Agreement dated January 2, 2004, by and between Alderwoods Group, Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.6 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.8	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.7 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.9	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Cameron R.W. Duff (incorporated by reference to Exhibit 10.8 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.10	Employment Agreement dated January 2, 2004, by and between Alderwoods Group, Inc. and Ross S. Caradonna (incorporated by reference to Exhibit 10.9 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.11	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 1, 2003)
10.12	Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey (incorporated by reference to Exhibit 10.36 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
10.13	Amendment No. 1 dated March 16, 2004, to the Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey (incorporated by reference to Exhibit 10.12 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 10, 2004)
10.14	Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and Paul A. Houston (incorporated by reference to Exhibit 10.37 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
10.15	Employment Agreement dated September 13, 2004, by and between Alderwoods Group, Inc. and Aaron Shipper
10.16	Alderwoods Group, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
10.17	Director Compensation Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
10.18	Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
10.19	Alderwoods Support Function Annual Incentive Plan
21.1	Subsidiaries of Alderwoods Group, Inc.
23.1	Consent of KPMG LLP
24.1	Powers of Attorney for Messrs. Houston, Sloan, Campbell, Eames, Elson, Hilty, Lacey, Riedl and Snow and Ms. Kirtley (included on the signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
GENERAL INFORMATION
PART I
PART II
FORWARD-LOOKING STATEMENTS AND RISK FACTORS
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ALDERWOODS GROUP, INC. CONSOLIDATED BALANCE SHEETS Expressed in thousands of dollars except number of shares
ALDERWOODS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS Expressed in thousands of dollars except per share amounts and number of shares
ALDERWOODS GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Expressed in thousands of dollars except number of shares
ALDERWOODS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Expressed in thousands of dollars
ALDERWOODS GROUP, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Tabular amounts expressed in thousands of dollars except per share amounts)
PART III
PART IV
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS ALDERWOODS GROUP, INC. January 1, 2005 (in thousands of dollars)
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS