Form 10-K/A
period 2005-01-01
ALDERWOODS GROUP INC
filed 2005-04-26
CIK 927914

QuickLinks -- Click here to rapidly navigate through this document

ALDERWOODS
GROUP, INC.

FORM 10-K/A

Proof 3

/ / CLEAN / / PRECISE BLACKLINE / / CUMULATIVE BLACKLINE

April 25, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

        Documents incorporated by reference into this Amendment No. 1 on Form 10-K/A: None.

EXPLANATORY NOTE

        Alderwoods Group, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to the Company's Annual Report on Form 10-K for the 52 weeks ended January 1, 2005 (which was filed with the Securities and Exchange Commission on March 28, 2005) pursuant to an exemptive order issued by the Securities and Exchange Commission (SEC Release No. 34-50754). In accordance with the exemptive order, the Company may include management's annual report on internal control over financial reporting and the related report of the Company's independent registered public accounting firm in an amendment to its annual report on Form 10-K not later than forty-five days after the prescribed period for filing such annual report on Form 10-K. In compliance with the exemptive order, the Company is filing this Amendment to:

  •
  amend and restate Item 9A to include (1) management's annual report on internal control over financial reporting and (2) a Report of Independent Registered Public Accounting Firm relating to the Company's assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting; and

  •
  amend and restate Item 15 to report the filing of additional exhibits required in connection with the amendment and restatement of Item 9A.

        Except for the amendments described above, this Amendment does not modify or update the Company's previously reported financial statements and other financial disclosures in the original filing. Unaffected items have not been repeated in this Amendment.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the Company's principal executive officer (the "CEO"), and the Chief Financial Officer, the Company's principal financial officer (the "CFO"), of the effectiveness of the Company's disclosure controls and procedures as of January 1, 2005. Based on that evaluation, as of the date of the evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are not effective because of the material weaknesses described below.

        The Company has already instituted, and will continue to implement, corrective actions with respect to the material weaknesses, as described below in further detail. In addition, the Company has implemented various procedures to correct and/or mitigate the other deficiencies the Company has identified. The Company believes that the actions it has taken to date in this regard, when taken as a whole, have mitigated the material weaknesses and other deficiencies with respect to the preparation of the Annual Report on Form 10-K such that the information required to be disclosed in the Annual Report on Form 10-K, as amended by this Form 10-K/A, has been recorded, processed, summarized and reported correctly.

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. The Company's internal control over financial reporting is a process designed under the supervision of the Company's CEO and CFO, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

        Management has assessed the effectiveness of the Company's internal control over financial reporting as of January 1, 2005. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following two material weaknesses in its assessment of the effectiveness of the Company's internal control over financial reporting as of January 1, 2005:

  •
  The Company did not maintain an effective control environment over the financial reporting and income tax processes such that there were limitations in the capacity of the accounting and tax resources to identify and react in a timely manner to new accounting pronouncements and non-routine and complex business transactions, certain of which limitations were due to a lack of experienced personnel and turnover in the accounting and tax functions. In 2004, this control deficiency resulted in untimely identification and resolution of (i) accounting matters related to the adoption of FIN No. 46R, (ii) the accounting for the Company's debt refinancing, and (iii) issues in implementing the Company's new tax accounting system. All of these resulted in adjustments to the financial statements before issuance. This control deficiency could result in material misstatements to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

  •
  The Company did not maintain an effective control environment at its operating locations. Specifically, the Company did not achieve full awareness and consistent compliance with the Company's policies and procedures which are designed to both prevent and detect misstatement at the location level and include the Company's code of conduct, whistleblower procedures and detailed control activities within various business processes. Specific control activities found to be deficient include inventory counts, authorization of sales contracts and controls over the recognition of pre-need cemetery contracts. This control deficiency did not result in any adjustments to the 2004 annual or interim financial statements. However, this control deficiency could result in misstatements to the annual or interim financial statements due to fraud or error that would not be prevented or detected. These misstatements could be, in the aggregate, material to the Company's financial statements. Accordingly, management determined that this condition represents a material weakness.

        Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 1, 2005 based on the criteria in the Internal Control — Integrated Framework issued by COSO.

        The Company's independent registered public accounting firm, KPMG LLP, which audited the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting as of January 1, 2005, which attestation report is included herein.

Plan for remediation of Internal Controls Over Financial Reporting

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

  •
  Designing and implementing programs and monitoring processes, including location checklists and certifications that are intended to improve awareness of and compliance with the Company's policies and procedures in field locations.

  •
  Redesigning and implementing revised inventory count procedures.

Changes in Internal Controls Over Financial Reporting

        In 2004, the company adopted FIN 46R. During the last fiscal quarter of 2004, the Company developed further internal controls for accounting and disclosure requirements for the consolidation of the funeral and cemetery merchandise and service, and perpetual care trusts and several pooled investment funds created for such trusts in the Company's consolidated financial statements.

        During the last fiscal quarter of 2004, the Company commenced implementing a new tax accounting system. The new tax accounting system is designed to improve the accuracy and timing of the state and entity level calculations required for financial statement disclosure and detailed analysis of the valuation allowance.

        During the last fiscal quarter of 2004, the Company commenced implementing a new pre-need funeral trust accounting software system. The implementation has involved changes to our processes, and accordingly, has required changes to internal controls.

        Other than the changes discussed above, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Alderwoods Group, Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Alderwoods Group, Inc. did not maintain effective internal control over financial reporting as of January 1, 2005, because of the effect of the material weaknesses identified in management's assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alderwoods Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

        As of January 1, 2005, the Company did not maintain an effective control environment over financial reporting and income tax processes such that there were limitations in the capacity of the accounting and tax resources to identify and react in a timely manner to new accounting pronouncements and non-routine and complex business transactions, certain of which limitations were due to a lack of experienced personnel and turnover in the accounting and tax functions. In 2004, this control deficiency resulted in untimely identification and resolution of (i) accounting matters related to the adoption of FIN No. 46R, (ii) the accounting for the Company's debt refinancing, and (iii) issues in implementing the Company's new tax accounting system. All of these resulted in adjustments to the financial statements before issuance.

This control deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected.

        As of January 1, 2005, the Company did not maintain an effective control environment at its operating locations. Specifically, the Company did not achieve full awareness and consistent compliance with the Company's policies and procedures which are designed to both prevent and detect misstatements at the location level and include the Company's code of conduct, whistleblower procedures and detailed control activities within various business processes. Specific control activities found to be deficient include inventory counts, authorization of sales contracts and controls over the recognition of preneed cemetery contracts. This control deficiency did not result in adjustments to the 2004 annual or interim financial statements. However, they could result in misstatements to the annual or interim financial statements due to error or fraud that would not be prevented or detected. These misstatements could be, in the aggregate, material to the Company's financial statements.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 3, 2004 and January 1, 2005 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 1, 2005 of Alderwoods Group, Inc. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 24, 2005, which expressed an unqualified opinion on those consolidated financial statements.

        In our opinion, management's assessment that Alderwoods Group, Inc. did not maintain effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Alderwoods Group, Inc. has not maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We do not express an opinion or any other form of assurance on management's statements referring to corrective actions taken after January 1, 2005 relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/  KPMG LLP
Chartered Accountants
Vancouver, Canada

April 25, 2005

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

Financial Statements

    The following consolidated financial information was previously filed as part of this report:

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

      Notes to Consolidated Financial Statements

Financial Statement Schedule

    The following schedule was previously filed as part of this report:

      Schedule II — Valuation and Qualifying Accounts

Exhibits

Exhibit Number	Description

2.1	Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 99.1 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed September 10, 2001)
2.2	Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.2 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.3	Second Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.3 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.4	Order Approving Modification of Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries and Compromise and Settlement of Claims Filed by Thomas Hardy (incorporated by reference to Exhibit 2.4 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.5	Findings of Fact, Conclusions of Law and Order Confirming Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries, As Modified, dated December 5, 2001 (incorporated by reference to Exhibit 2.5 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.6	Final Order dated December 7, 2001 (incorporated by reference to Exhibit 2.6 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.7	Stock Purchase Agreement dated as of June 17, 2004, by and between Citizens Insurance Company of America and Mayflower National Life Insurance Company (incorporated by reference to Exhibit 2.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 26, 2004)
3.1	Certificate of Incorporation of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
3.2	Bylaws of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-12G/A of Loewen Group International, Inc., SEC File No. 000-33277, filed December 17, 2001)
4.2	Equity Registration Rights Agreement among Alderwoods Group, Inc. and certain holders of Common Stock. (incorporated by reference to Exhibit 4.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.3	Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.4	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed on March 28, 2002)
4.5	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc., and Angelo Gordon & Co. (incorporated by reference to Exhibit 4.6 to the Form 10-Q of Alderwoods Group, Inc., SEC file No. 000-33277, filed July 24, 2002)
4.6	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual Advisors, LLC (incorporated by reference to Exhibit 4.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)

4.7	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and GSCP Recovery, Inc. and GSC Recovery II, L.P. (incorporated by reference to Exhibit 4.8 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.8	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Oaktree Capital Management, LLC (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.9	Indenture governing the 7 3/4% Senior Unsecured Notes due 2012 (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
4.10	Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 10.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.11	First Supplemental Indenture dated as of August 4, 2004, to the Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.11 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.1	Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America Securities LLC, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.2	Credit Agreement dated September 17, 2003, among Alderwoods Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 12, 2003)
10.3	Amendment No. 1 dated January 23, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.4	Amendment No. 2 dated August 19, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.5	Amendment No. 3 dated December 3, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed December 8, 2004)
10.6	Amendment No. 4 dated March 18, 2005, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 24, 2005)
*10.7	Employment Agreement dated January 2, 2004, by and between Alderwoods Group, Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.6 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
*10.8	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.7 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
*10.9	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Cameron R.W. Duff (incorporated by reference to Exhibit 10.8 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)

*10.10	Employment Agreement dated January 2, 2004, by and between Alderwoods Group, Inc. and Ross S. Caradonna (incorporated by reference to Exhibit 10.9 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
*10.11	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 1, 2003)
*10.12	Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey (incorporated by reference to Exhibit 10.36 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
*10.13	Amendment No. 1 dated March 16, 2004, to the Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey (incorporated by reference to Exhibit 10.12 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 10, 2004)
*10.14	Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and Paul A. Houston (incorporated by reference to Exhibit 10.37 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
*10.15	Employment Agreement dated September 13, 2004, by and between Alderwoods Group, Inc. and Aaron Shipper**
*10.16	Alderwoods Group, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.17	Director Compensation Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.18	Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
*10.19	Alderwoods Support Function Annual Incentive Plan**
21.1	Subsidiaries of Alderwoods Group, Inc.**
23.1	Consent of KPMG LLP dated March 24, 2005**
23.2	Consent of KPMG LLP dated April 25, 2005***
24.1	Powers of Attorney for Messrs. Houston, Sloan, Campbell, Eames, Elson, Hilty, Lacey, Riedl and Snow and Ms. Kirtley (included on the signature page of the Company's original annual report on Form 10-K for the 52 weeks ended January 1, 2005, filed on March 28, 2005)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 28, 2005**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 28, 2005**
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 25, 2005***
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 25, 2005***
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*        Indicates management contract or compensatory plan or arrangement.

**      Filed with the Company's original annual report on Form 10-K for the 52 weeks ended January 1, 2005, filed on March 28, 2005.

***    Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALDERWOODS GROUP, INC.
Dated: April 25, 2005	By:	/s/ PAUL A. HOUSTON Paul A. Houston President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PAUL A. HOUSTON Paul A. Houston	President, Chief Executive Officer and Director (Principal Executive Officer)	Dated: April 25, 2005
/s/ KENNETH A. SLOAN Kenneth A. Sloan	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Dated: April 25, 2005
* Lloyd E. Campbell	Director	Dated: April 25, 2005
* Anthony G. Eames	Director	Dated: April 25, 2005
* Charles M. Elson	Director	Dated: April 25, 2005
* David R. Hilty	Director	Dated: April 25, 2005
* Olivia Kirtley	Director	Dated: April 25, 2005

* John S. Lacey	Chairman of the Board	Dated: April 25, 2005
* William R. Riedl	Director	Dated: April 25, 2005
* W. MacDonald Snow, Jr.	Director	Dated: April 25, 2005

*
The undersigned, by signing his name hereto, signs and executes this Report pursuant to the Powers of Attorney executed by the above-named officers and directors and included on the signature page of the Company's original annual report on Form 10-K for the 52 weeks ended January 1, 2005, filed on March 28, 2005.

By:	/s/ PAUL A. HOUSTON Paul A. Houston Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 99.1 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed September 10, 2001)
2.2	Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.2 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.3	Second Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.3 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.4	Order Approving Modification of Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries and Compromise and Settlement of Claims Filed by Thomas Hardy (incorporated by reference to Exhibit 2.4 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.5	Findings of Fact, Conclusions of Law and Order Confirming Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries, As Modified, dated December 5, 2001 (incorporated by reference to Exhibit 2.5 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.6	Final Order dated December 7, 2001 (incorporated by reference to Exhibit 2.6 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.7	Stock Purchase Agreement dated as of June 17, 2004, by and between Citizens Insurance Company of America and Mayflower National Life Insurance Company (incorporated by reference to Exhibit 2.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 26, 2004)
3.1	Certificate of Incorporation of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
3.2	Bylaws of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-12G/A of Loewen Group International, Inc., SEC File No. 000-33277, filed December 17, 2001)
4.2	Equity Registration Rights Agreement among Alderwoods Group, Inc. and certain holders of Common Stock. (incorporated by reference to Exhibit 4.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.3	Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.4	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed on March 28, 2002)
4.5	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc., and Angelo Gordon & Co. (incorporated by reference to Exhibit 4.6 to the Form 10-Q of Alderwoods Group, Inc., SEC file No. 000-33277, filed July 24, 2002)
4.6	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual Advisors, LLC (incorporated by reference to Exhibit 4.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)

4.7	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and GSCP Recovery, Inc. and GSC Recovery II, L.P. (incorporated by reference to Exhibit 4.8 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.8	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Oaktree Capital Management, LLC (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.9	Indenture governing the 7 3/4% Senior Unsecured Notes due 2012 (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
4.10	Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 10.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.11	First Supplemental Indenture dated as of August 4, 2004, to the Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.11 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.1	Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America Securities LLC, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.2	Credit Agreement dated September 17, 2003, among Alderwoods Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 12, 2003)
10.3	Amendment No. 1 dated January 23, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.4	Amendment No. 2 dated August 19, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.5	Amendment No. 3 dated December 3, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed December 8, 2004)
10.6	Amendment No. 4 dated March 18, 2005, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 24, 2005)
10.7	Employment Agreement dated January 2, 2004, by and between Alderwoods Group, Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.6 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.8	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.7 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.9	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Cameron R.W. Duff (incorporated by reference to Exhibit 10.8 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)

10.10	Employment Agreement dated January 2, 2004, by and between Alderwoods Group, Inc. and Ross S. Caradonna (incorporated by reference to Exhibit 10.9 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.11	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 1, 2003)
10.12	Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey (incorporated by reference to Exhibit 10.36 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
10.13	Amendment No. 1 dated March 16, 2004, to the Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey (incorporated by reference to Exhibit 10.12 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 10, 2004)
10.14	Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and Paul A. Houston (incorporated by reference to Exhibit 10.37 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
10.15	Employment Agreement dated September 13, 2004, by and between Alderwoods Group, Inc. and Aaron Shipper
10.16	Alderwoods Group, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
10.17	Director Compensation Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
10.18	Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
10.19	Alderwoods Support Function Annual Incentive Plan
21.1	Subsidiaries of Alderwoods Group, Inc.
23.1	Consent of KPMG LLP dated March 24, 2005
23.2	Consent of KPMG LLP dated April 25, 2005
24.1	Powers of Attorney for Messrs. Houston, Sloan, Campbell, Eames, Elson, Hilty, Lacey, Riedl and Snow and Ms. Kirtley (included on the signature page of the Company's original annual report on Form 10-K for the 52 weeks ended January 1, 2005, filed on March 28, 2005)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 28, 2005
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 28, 2005
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 25, 2005
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 25, 2005
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 23.2

Consent of Independent Registered Public Accounting Firm

The Board of Directors
Alderwoods Group, Inc.

We consent to the incorporation by reference in the Registration Statements No. 333-85466 and No. 333-85474 on Form S-8 and the Registration Statement No. 333-85316 on Form S-3, of Alderwoods Group, Inc., of our report dated April 25, 2005, with respect to management's assessment of the effectiveness of internal control over financial reporting as of January 1, 2005 and the effectiveness of internal control over financial reporting as of January 1, 2005, which report appears in Amendment No. 1 on Form 10-K/A, to the January 1, 2005, annual report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, of Alderwoods Group, Inc.

/s/ KPMG LLP
Vancouver, Canada
April 25, 2005

Exhibit 31.3

CERTIFICATION

        I, Paul A. Houston, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Alderwoods Group, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter (the company's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

4.
The company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal control over financial reporting.

Dated: April 25, 2005,	/s/ PAUL A. HOUSTON Paul A. Houston President, Chief Executive Officer and Director (Principal Executive Officer)

Exhibit 31.4

CERTIFICATION

        I, Kenneth A. Sloan, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Alderwoods Group, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter (the company's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

4.
The company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal control over financial reporting.

Dated: April 25, 2005,	/s/ KENNETH A. SLOAN Kenneth A. Sloan Executive Vice President, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

QuickLinks

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
DOCUMENTS INCORPORATED BY REFERENCE
EXPLANATORY NOTE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
SIGNATURES
INDEX TO EXHIBITS
Consent of Independent Registered Public Accounting Firm
CERTIFICATION
CERTIFICATION