Form 10-Q
period 2005-03-26
ALDERWOODS GROUP INC
filed 2005-04-28
CIK 927914

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the 12 weeks (fiscal quarter) ended March 26, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-33277

ALDERWOODS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1522627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
311 Elm Street, Suite 1000, Cincinnati, Ohio (Address of principal executive offices)	45202 (Zip Code)

Registrant's telephone number, including area code: 513-768-7400

Former name, former address and former fiscal year, if changed since last report: N/A

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

At April 22, 2005, there were 40,092,246 shares of Common Stock outstanding.

ALDERWOODS GROUP, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALDERWOODS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Expressed in thousands of dollars
except number of shares

	March 26, 2005	January 1, 2005
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$16,878	$9,379
Receivables, net of allowances	58,774	66,460
Inventories	16,735	16,714
Other	10,817	27,621
Assets held for sale	49,083	85,141

	152,287	205,315
Pre-need funeral receivables and trust investments	332,790	335,976
Pre-need cemetery receivables and trust investments	304,552	309,591
Cemetery property	117,271	118,619
Property and equipment	531,293	539,879
Insurance invested assets	257,947	250,785
Deferred income tax assets	9,881	8,160
Goodwill	321,081	321,134
Cemetery perpetual care trust investments	245,845	245,225
Other assets	40,033	37,744

	$2,312,980	$2,372,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$136,238	$140,607
Current maturities of long-term debt	4,236	9,083
Liabilities associated with assets held for sale	36,291	63,381

	176,765	213,071
Long-term debt	427,745	454,557
Deferred pre-need funeral and cemetery contract revenue	86,872	82,784
Non-controlling interest in funeral and cemetery trusts	543,636	551,957
Insurance policy liabilities	226,319	214,745
Deferred income tax liabilities	19,786	20,346
Other liabilities	17,227	21,915

	1,498,350	1,559,375

Non-controlling interest in perpetual care trusts	251,044	257,141
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,060,010 issued and outstanding (January 1, 2005—40,017,454)	400	400
Capital in excess of par value	740,494	740,210
Accumulated deficit	(200,452)	(213,588)
Accumulated other comprehensive income	23,144	28,890

	563,586	555,912

	$2,312,980	$2,372,428

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Expressed in thousands of dollars
except per share amounts and number of shares

	12 Weeks Ended
	March 26, 2005	March 27, 2004

Revenue
Funeral	$124,013	$121,942
Cemetery	38,215	36,487
Insurance	21,568	18,405

	183,796	176,834

Costs and expenses
Funeral	94,113	93,057
Cemetery	33,095	31,464
Insurance	20,287	17,505

	147,495	142,026

	36,301	34,808
General and administrative expenses	10,643	11,698
Provision for asset impairment	(755)	1,988

Income from operations	26,413	21,122
Interest on long-term debt (Note 3)	7,516	5,264
Other expense (income), net	(5,800)	(1,098)

Income before income taxes	24,697	16,956
Income taxes	11,192	5,588

Net income from continuing operations	13,505	11,368
Discontinued operations (Note 9)
Loss from discontinued operations	(369)	(9,200)
Income taxes	—	(2,669)

Net loss from discontinued operations	(369)	(6,531)

Net income	$13,136	$4,837

Basic earnings per Common share:
Net income from continuing operations	$0.34	$0.28
Net loss from discontinued operations	(0.01)	(0.16)

Net income	$0.33	$0.12

Diluted earnings per Common share:
Net income from continuing operations	$0.33	$0.28
Net loss from discontinued operations	(0.01)	(0.16)

Net income	$0.32	$0.12

Basic weighted average number of shares outstanding (thousands)	40,049	39,990

Diluted weighted average number of shares outstanding (thousands)	41,312	41,015

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

Expressed in thousands of dollars except number of shares

	Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2005	40,017,454	$400	$740,210	$(213,588)	$28,890	$555,912
Comprehensive income:
Net income				13,136		13,136
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $nil					(968)	(968)
Unrealized loss on insurance invested assets, net of income taxes of $2,224					(3,848)	(3,848)
Less: reclassification adjustments for realized losses on insurance invested assets included in net income, net of income taxes of $154					(287)	(287)
Unrealized loss on derivatives, net of income taxes of $nil					(262)	(262)
Less: reclassification adjustments for realized gains on derivatives included in net income, net of income taxes of $nil					(381)	(381)

Comprehensive income						7,390
Common stock issued:
Stock issued as compensation in lieu of cash	1,306		15			15
Stock issued under equity incentive plan	41,250		269			269

Balance at March 26, 2005	40,060,010	$400	$740,494	$(200,452)	$23,144	$563,586

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Expressed in thousands of dollars

	12 Weeks Ended
	March 26, 2005	March 27, 2004

CASH PROVIDED BY (APPLIED TO)
Operations
Net income	$13,136	$4,837
Loss from discontinued operations, net of tax	369	6,531
Items not affecting cash
Depreciation and amortization	10,132	9,151
Amortization of debt issue costs	905	644
Insurance policy benefit reserves	10,564	8,510
Provision for asset impairment	(755)	1,988
Gain on disposal of business assets	(5,831)	(1,086)
Deferred income taxes	6,447	5,572
Premium on long-term debt repurchase	282	—
Other, including net changes in other non-cash balances	6,467	(31,238)

Net cash provided by continuing operations	41,716	4,909
Net cash provided by discontinued operations	720	874

	42,436	5,783

Investing
Proceeds on disposition of business assets	10,488	10,714
Purchase of property and equipment	(4,605)	(3,969)
Purchase of insurance invested assets	(48,061)	(24,064)
Proceeds on disposition and maturities of insurance invested assets	37,778	15,650

Net cash used in continuing operations	(4,400)	(1,669)
Net cash provided by (used in) discontinued operations	1,163	(877)

	(3,237)	(2,546)

Financing
Increase in long-term debt	5,151	24,680
Repayment of long-term debt	(37,072)	(34,029)
Issuance of Common stock	269	—

Net cash used in continuing operations	(31,652)	(9,349)
Net cash used in discontinued operations	(48)	(91)

	(31,700)	(9,440)

Increase (decrease) in cash and cash equivalents	7,499	(6,203)
Cash and cash equivalents, beginning of period	9,379	41,612

Cash and cash equivalents, end of period	$16,878	$35,409

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Tabular amounts expressed in thousands of dollars except per share amounts)

NOTE 1.    NATURE OF OPERATIONS

        Alderwoods Group, Inc., a Delaware corporation ("Alderwoods Group" and, together with its subsidiaries unless the context otherwise requires, the "Company") is the second-largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As of March 26, 2005, the Company operated 645 funeral homes, 76 cemeteries and 63 combination funeral homes and cemeteries throughout North America.

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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

        The interim consolidated financial statements include the accounts of the Company, its subsidiaries and operations controlled by the Company through sales and management agreements. All subsidiaries are wholly owned, except for a few companies with small minority interests. The interim consolidated financial statements also include the accounts of the funeral trusts, cemetery merchandise and service trusts and perpetual care trusts, and several pooled investment funds created for such trusts in which the Company has a variable interest and is the primary beneficiary.

        All significant inter-entity balances and transactions have been eliminated in the consolidated financial statements. The interim consolidated financial statements have been prepared using the U.S. dollar and are presented in accordance with United States generally accepted accounting principles ("GAAP").

        The interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results as of March 26, 2005, and for the 12 weeks ended March 26, 2005, and March 27, 2004. The interim consolidated financial statements have been prepared on a basis consistent with the accounting policies described in the Company's Annual Report on Form 10-K for the 52 weeks ended January 1, 2005, as filed with the U.S. Securities and Exchange Commission ("SEC") and should be read in conjunction therewith.

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

        The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Any compensation expense recorded is charged against operations over the service period, which generally matches the option vesting period. No stock-based employee compensation cost was recorded for the 12 weeks ended March 26, 2005, or the 12 weeks ended March 27, 2004, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying Common stock on the grant date. The following table illustrates the effect on net income and net income per share, if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.

	12 Weeks Ended
	March 26, 2005	March 27, 2004
Net income, as reported	$13,136	$4,837
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(566)	(636)

Pro forma net income	$12,570	$4,201

Net income per Common share:
Basic, as reported	$0.33	$0.12
Basic, pro forma	0.31	0.11
Diluted, as reported	0.32	0.12
Diluted, pro forma	0.30	0.10

Comparability

        Certain comparative amounts have been reclassified to conform to the presentation adopted in the current year, including, among other things, the reclassification of assets held for sale as discontinued operations.

Recent accounting standards

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS No. 123R"). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) issued to employees. FAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. FAS No. 123R is effective in the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The Company will adopt FAS No. 123R in the first fiscal quarter of its 2006 fiscal year and expects to use the modified prospective application method, which results in no restatement of the Company's previously issued annual consolidated financial statements. The adoption of FAS No. 123R using the modified prospective application method is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

        In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs — an amendment of ARB No. 43, Chapter 4" ("FAS No. 151"). FAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. FAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of FAS No. 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets — an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("FAS No. 153"). The amendments made by FAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. FAS No. 153 is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company elected to adopt FAS No. 153 on January 1, 2005. The adoption of FAS No. 153 had no material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3.    LONG-TERM DEBT

        Long-term debt consists of the following:

	March 26, 2005	January 1, 2005
	(unaudited)
Revolving credit facility (a)	$—	$—
Senior secured term loan B due in 2009 (a)(b)	220,707	246,826
7.75% Senior unsecured notes due in 2012 (c)	200,000	200,000
12.25% Senior unsecured notes due in 2009 (d)	—	4,509
Promissory notes and capitalized obligations, certain of which are secured by assets of certain subsidiaries	11,274	12,305

	431,981	463,640
Less, current maturities of long-term debt	4,236	9,083

	$427,745	$454,557

(a)
In 2003, the Company entered into a senior secured facility (the "Credit Agreement"), which after subsequent amendments, includes a $368,000,000 term loan (the "Term Loan B") and a $75,000,000 revolving credit facility (the "Revolving Credit Facility"), of which $35,000,000 is available in the form of letters of credit.

  The Revolving Credit Facility is intended to be used primarily to fund the Company's working capital requirements. The Revolving Credit Facility bears interest at a rate per annum in accordance with graduated pricing based upon the Company's consolidated leverage ratio, and the Company has the option to elect an interest rate equal to either (i) a base rate (5.75% at March 26, 2005), plus 1.75% (based upon the Company's consolidated leverage ratio at March 26, 2005), or (ii) LIBOR (3.09% for the three-month LIBOR at March 26, 2005), plus 2.75% (based upon the Company's consolidated leverage ratio at March 26, 2005). An annual fee of 0.50% is charged on the unused portion of the Revolving Credit Facility.

  Material covenants in the Credit Agreement include a requirement to maintain a minimum interest coverage ratio and fixed charge coverage ratio, a requirement not to exceed a maximum leverage ratio, an annual maximum on capital expenditures and cemetery development, and specified maximum amounts for capital lease obligations, indebtedness, acquisitions, certain investments, and sales of accounts receivable. Outstanding principal amounts and interest accrued and unpaid may, at the election of the requisite lenders, become immediately due and payable and further commitments by the lenders to make loans may, at the election of the requisite lenders, be terminated upon the occurrence of events of default specified in the Credit Agreement. As of March 26, 2005, the Company was in compliance with all covenants and was not in breach of any provision of the Credit Agreement that would cause an event of default to occur. The Credit Agreement is secured by specified real property, and substantially all personal property of Alderwoods Group and specified subsidiaries. The Revolving Credit Facility matures on September 29, 2008.

  On March 18, 2005, Alderwoods Group, Inc. entered into an amendment to the Credit Agreement. The amendment modifies the Credit Agreement to provide Alderwoods Group, Inc. additional flexibility to introduce an employee stock purchase plan and other long-term incentive plans, increase the letter of credit sublimit under the Revolving Credit Facility to $35,000,000 from $25,000,000, and make certain other agreed upon changes.

  As of March 26, 2005, the amount available under the Revolving Credit Facility was $75,000,000, less $25,636,000 in outstanding letters of credit.

(b)
The Term Loan B provides the Company with an option to elect an interest rate equal to either (i) a base rate (5.75% at March 26, 2005), plus 1.00%, or (ii) LIBOR (3.09% for the three-month LIBOR at March 26, 2005), plus 2.00%. The weighted average rate of interest was 4.80% at March 26, 2005. The Term Loan B is repayable in quarterly principal installments from March 26, 2005, to June 13, 2009 (subject to reduction for prepayments) of 0.25% of the aggregate principal amount of the Term Loan B outstanding as of December 3, 2004, with a lump sum payment of the then-outstanding amount on the maturity date. The Company has prepaid the required quarterly principal installments up to and including the second quarter of its 2006 fiscal year.

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
(d)
On January 2, 2002, the Company issued the 12.25% Senior unsecured notes, due 2009. On April 21, 2004, the Company repurchased the principal amount of $9,248,000 at a premium of $1,110,000, plus accrued interest. The premium is included in interest expense for the 12 weeks ended June 19, 2004.

  On August 19, 2004, the Company repurchased the principal amount of $316,243,000 at a premium of $31,340,000, plus accrued interest pursuant to an offer to purchase and consent solicitation. The premium cost is included in interest expense for the 16 weeks ended October 9, 2004.

  On January 3, 2005, the Company repurchased the remaining principal amount of $4,509,000 at a premium of $282,000, plus accrued interest, which premium is included in interest expense for the 12 weeks ended March 26, 2005.

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

        In certain change of control situations, Alderwoods Group is required to make an offer to purchase the then-outstanding Eight-Year Senior Unsecured Notes at a price equal to 101% of their stated principal amount, plus accrued and unpaid interest to the applicable repurchase date and Liquidated Damages, if any.

        The Credit Agreement and the indenture governing the Eight-Year Senior Unsecured Notes restrict the Company's ability to engage in asset sales. The Credit Agreement and the indenture governing the Eight-Year Senior Unsecured Notes prohibit dispositions of assets unless the assets disposed of fulfill the requirements of specified exceptions. The indenture governing the Eight-Year Senior Unsecured Notes excepts, among other exceptions, assets with a fair market value less than $5,000,000. One specified exception contained in the Credit Agreement is dispositions of any of a group of identified "discontinued assets;" another is dispositions of assets not exceeding $35,000,000 book value in the aggregate over the life of the Credit Agreement, provided that (i) the consideration received is at least equal to fair market value and (ii) not less than 75% of the consideration is paid in cash or cash equivalents. Within 270 days of the receipt of net proceeds from any such asset sale, the Company has the ability to apply such net proceeds at its option (or as otherwise required) to invest in non-current operating assets (or enter into agreements for such investment which agreements are consummated within 360 days of such receipt of asset sale proceeds). Up to $10,000,000 of such net proceeds in any fiscal year (but not in excess of $40,000,000 in the aggregate over the term of the Credit Agreement) may be applied to make capital expenditures. To the extent the Company receives net proceeds in excess of additional specified thresholds and such excess is not applied to invest in non-current operating assets or make capital expenditures as described in the two immediately preceding sentences, the Company must make mandatory repayments under the Credit Agreement and, after all indebtedness under the Credit Agreement has been repaid, offer to purchase the Eight-Year Senior Unsecured Notes at a purchase price equal to 100.00% of the stated principal amount, plus accrued and unpaid interest and Liquidated Damages, if any.

        Covenants in the Credit Agreement and the indenture governing the Eight-Year Senior Unsecured Notes restrict, and under specified circumstances prohibit, the payment of dividends by the Company.

        Pursuant to the indenture governing the Eight-Year Senior Unsecured Notes, the Company has entered into a registration rights agreement (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, the Company is required, on or prior to May 16, 2005, to file an exchange offer registration statement on an appropriate form under the Securities Act of 1933 with the SEC. Upon the effectiveness of the exchange offer registration statement, the Company will offer holders of the Eight-Year Senior Unsecured Notes the opportunity to exchange their notes for notes with substantially identical terms covered by the exchange offer registration statement. In the event (i) the Company fails to timely file an appropriate registration statement, (ii) the registration statement is not timely declared effective, (iii) the Company fails to timely consummate the exchange offer, or (iv) the registration statement is declared effective, but thereafter ceases to be effective or usable during periods specified in the Registration Rights Agreement (each of (i) through (iv), a "Registration Default"), then the Company will be subject to liquidated damages within the first 90-day period immediately following the Registration Default of 0.25% per annum of the outstanding principal amount of the Eight-Year Senior Unsecured Notes. The amount of liquidated damages will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until the Registration Default has been cured, up to a maximum of 1.00% per annum.

NOTE 4.    LEGAL CONTINGENCIES

        The Company is a party to legal proceedings in the ordinary course of its business and believes it has made adequate provision for any potential estimated liabilities. The Company does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 5.    SUPPLEMENTARY STATEMENTS OF CASH FLOWS DISCLOSURE

        Supplemental disclosures related to the statement of cash flows consist of the following:

	12 Weeks Ended
	March 26, 2005	March 27, 2004
Decrease (increase) in assets:
Receivables, net of allowances
Trade	$7,040	$3,947
Other	609	(1,600)
Inventories	(55)	(603)
Prepaid expenses	16,106	(2,877)
Cemetery property	(936)	(1,019)
Other assets	(2,087)	(3,998)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(17,468)	(27,213)
Net effect of pre-need receivables and deferred revenue	4,099	5,889
Other liabilities	(460)	4,322
Insurance policy liabilities	1,008	381
Other changes in non-cash balances	(1,390)	(8,467)

	$6,467	$(31,238)

Supplemental information:
Interest paid	$11,832	$16,253
Income taxes paid, net of refunds	391	123
Bad debt expense	522	876
Non-cash investing and financing activities:
Stock issued in connection with the settlement of certain unsecured claims	—	102
Stock issued as compensation in lieu of cash	15	45
Restricted cash investing and financing activities:
Purchases of funeral, cemetery, and perpetual care trust investments	107,274	52,638
Proceeds on disposition and maturities of funeral, cemetery, and perpetual care trust investments	147,468	35,024
Increase in non-controlling interests in funeral, cemetery and perpetual care trusts	11,588	11,121
Decrease in non-controlling interests in funeral, cemetery and perpetual care trusts upon fulfillment of pre-need contracts	14,014	14,922

NOTE 6.    SUPPLEMENTARY FINANCIAL INFORMATION

        A summary of certain balance sheet accounts is as follows:

	March 26, 2005	January 1, 2005
	(unaudited)

Receivables, net of allowances:
Customer receivables	$60,200	$68,721
Allowance for doubtful accounts	(10,592)	(12,029)
Other	9,166	9,768

	$58,774	$66,460

Pre-need funeral receivables and trust investments:
Customer receivables	$38,241	$37,093
Allowance for contract cancellations and refunds	(16,716)	(17,263)
Funeral trust investments	283,907	288,903
Amounts receivable from funeral trusts, net of allowances	27,358	27,243

	$332,790	$335,976

Pre-need cemetery receivables and trust investments:
Customer receivables	$67,049	$63,794
Unearned finance income	(5,828)	(5,715)
Allowance for contract cancellations and refunds	(18,666)	(17,273)
Cemetery merchandise and service trust investments	261,997	268,785

	$304,552	$309,591

Cemetery property:
Developed land and lawn crypts	$35,457	$37,311
Undeveloped land	31,876	30,660
Mausoleums	49,938	50,648

	$117,271	$118,619

Property and equipment:
Land	$161,418	$166,252
Buildings and improvements	367,932	368,230
Automobiles	12,894	13,003
Furniture, fixtures and equipment	57,175	54,298
Computer hardware and software	23,961	23,306
Accumulated depreciation and amortization	(92,087)	(85,210)

	$531,293	$539,879

Other assets:
Intangible assets	$16,335	$15,060
Debt issue costs	9,368	10,339
Notes receivable	3,156	2,696
Other	11,174	9,649

	$40,033	$37,744

Accounts payable and accrued liabilities:
Trade payables	$14,076	$19,847
Interest	2,067	7,210
Accrued liabilities	24,638	32,421
Accrued insurance	17,572	18,057
Accrued taxes	56,656	44,785
Other	21,229	18,287

	$136,238	$140,607

Deferred pre-need contract revenue:
Funeral	$71,409	$69,215
Cemetery	15,463	13,569

	$86,872	$82,784

Other liabilities:
Perpetual care liability	$7,509	$7,487
Other	9,718	14,428

	$17,227	$21,915

NOTE 7.    SEGMENT REPORTING

        The Company's reportable segments are comprised of the three businesses it operates, each of which offers different products and services: funeral homes, cemeteries and insurance. There has been no change in the basis of this segmentation, accounting policies of the segments or the basis of measurement of segment profit or loss from that disclosed in the Company's Annual Report on Form 10-K for the 52 weeks ended January 1, 2005, as filed with the SEC.

        The Company sells primarily to external customers, though any intersegment sales or transfers occur at market price. The Company evaluates performance based on income from operations of the respective businesses.

For the 12 Weeks Ended:	Funeral	Cemetery	Insurance	Other	Consolidated
Revenue earned from external sales:
March 26, 2005	$124,013	$38,215	$21,568	$—	$183,796
March 27, 2004	$121,942	$36,487	$18,405	$—	$176,834
Income from operations:
March 26, 2005	$29,761	$6,013	$1,282	$(10,643)	$26,413
March 27, 2004	$26,642	$5,277	$901	$(11,698)	$21,122
Depreciation and amortization:
March 26, 2005	$5,711	$3,281	$40	$1,100	$10,132
March 27, 2004	$5,479	$2,918	$47	$707	$9,151
Total assets at:
March 26, 2005 (unaudited)	$1,146,628	$826,228	$283,384	$56,740	$2,312,980
January 1, 2005	$1,154,019	$878,350	$272,823	$67,236	$2,372,428
Goodwill at:
March 26, 2005 (unaudited)	$321,081	$—	$—	$—	$321,081
January 1, 2005	$321,134	$—	$—	$—	$321,134

        The following table reconciles earnings from operations of reportable segments to total income and identifies the components of "Other" segment earnings from operations:

	12 Weeks Ended
	March 26, 2005	March 27, 2004
Earnings from operations of funeral, cemetery and insurance segments	$37,056	$32,820
Other expenses of operations:
General and administrative expenses	(10,643)	(11,698)

Income from operations	$26,413	$21,122

NOTE 8.    PROVISION FOR ASSET IMPAIRMENT

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

        Previously, the Company designated certain parcels of surplus real estate as held for sale, as they do not meet the Company's future geographic and strategic objectives. During the 12 weeks ended March 26, 2005, the Company re-evaluated the estimated proceeds from sale and accordingly recorded a recovery in provision for asset impairment of $755,000. During the 12 weeks ended March 27, 2004, the Company determined that the carrying amounts of certain of these surplus parcels of real estate exceeded their fair market value, less estimated costs to sell. As a result, the Company recorded a long-lived asset impairment provision of $1,988,000.

        The fair market value was determined by specific offer or bid, or an estimate based on comparable recent sales transactions. The asset impairment provisions include management estimates. As a result, actual results could differ significantly from these estimates.

NOTE 9.    DISCONTINUED OPERATIONS OF ASSETS HELD FOR SALE

        Over the previous three fiscal years, the Company engaged in a strategic market rationalization assessment to dispose of cemetery and funeral operating locations that did not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land. The Company will on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit in the Company's strategy. Once a property is added to the disposal list, the Company expects to complete the sale within one year. As of March 26, 2005, the Company had 17 funeral, three cemetery and four combination locations which have not been sold within one year of being added to the disposal list. However, the Company continues to include these locations in discontinued operations of assets held for sale. Subsequent to March 26, 2005, the Company had completed the sale of all the above locations aside from one cemetery, for which negotiations with a buyer are underway.

        During the 12 weeks ended June 14, 2003, the Company identified Security Plan Life Insurance Company, its wholly-owned home service insurance company, as a non-strategic asset, because it was not part of the Company's pre-need funeral sales efforts. The Company's continuing insurance operations include Mayflower National Life Insurance Company and National Capital Life Insurance Company, its wholly-owned pre-need life insurance companies. On June 17, 2004, the Company announced the signing of an agreement by its subsidiary, Mayflower National Life Insurance Company, to sell all the outstanding shares of Security Plan Life Insurance Company for $85,000,000. The sale concluded on October 1, 2004. After payment of applicable taxes and expenses, and recapitalization of Mayflower National Life Insurance Company, the Company has utilized $65,000,000 of the proceeds to reduce long-term debt. The Company recorded a pre-tax gain on the sale of $16,011,000.

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

        The operating results of discontinued operations are summarized in the following table:

	12 Weeks Ended
	March 26, 2005	March 27, 2004
Revenue
Funeral	$1,459	$6,854
Cemetery	543	4,395
Insurance	—	13,398

	$2,002	$24,647

Gross margin
Funeral	$19	$561
Cemetery	(180)	(32)
Insurance	—	2,806

	(161)	3,335
Provision for asset impairment	103	11,611
Other expense (income), net	82	(58)

Loss from discontinued operations	(346)	(8,218)
Interest on long-term debt	23	982

Loss from discontinued operations, before tax	(369)	(9,200)

Income tax provision for discontinued operations:
Current	—	926
Deferred	—	(3,595)

Net loss from discontinued operations	$(369)	$(6,531)

Depreciation included in gross margin of discontinued operations	$13	$147

        Details of assets held for sale at March 26, 2005, are as follows:

	Funeral	Cemetery	Total
Assets held for sale
Current assets	$1,991	$107	$2,098
Pre-need receivables and trust investments	18,748	11,495	30,243
Property and equipment	10,183	—	10,183
Other assets	208	6,351	6,559

	$31,130	$17,953	$49,083

Liabilities associated with assets held for sale
Current liabilities	$136	$525	$661
Deferred pre-need contract revenue	1,042	5,119	6,161
Non-controlling interest in funeral and cemetery trusts	16,842	11,248	28,090
Other liabilities	300	1,079	1,379

	$18,320	$17,971	$36,291

Non-controlling interest in perpetual care trusts	$—	$5,824	$5,824

        Details of assets held for sale at January 1, 2005, are as follows:

	Funeral	Cemetery	Total
Assets held for sale
Current assets	$2,140	$218	$2,358
Pre-need receivables and trust investments	21,818	35,907	57,725
Cemetery property	—	136	136
Property and equipment	11,110	312	11,422
Other assets	209	13,291	13,500

	$35,277	$49,864	$85,141

Liabilities associated with assets held for sale
Current liabilities	$66	$316	$382
Deferred pre-need contract revenue	1,972	3,878	5,850
Non-controlling interest in funeral and cemetery trusts	20,033	35,966	55,999
Other liabilities	412	738	1,150

	$22,483	$40,898	$63,381

Non-controlling interest in perpetual care trusts	$—	$12,647	$12,647

NOTE 10.    INCOME PER SHARE

        The basic and diluted income per share computations for net income were as follows:

	12 Weeks Ended
	March 26, 2005	March 27, 2004
Income (numerator):
Net income attributable to Common stockholders	$13,136	$4,837

Shares (denominator):
Basic weighted average number of shares of Common stock outstanding (thousands)	40,049	39,990
Effect of stock options assumed exercised	1,263	1,025

Diluted weighted average number of shares of Common stock outstanding (thousands)	41,312	41,015

        For the 12 weeks ended March 26, 2005, 2,373,750 employee and director stock options were dilutive to earnings and are included in the computation of diluted earnings per share. Employee and director stock options to purchase 1,830,000 shares of Common stock and warrants to purchase 2,992,000 shares of Common stock were not included in the computation of diluted earnings per share, because they were anti-dilutive.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Alderwoods Group, Inc., a Delaware corporation ("Alderwoods Group" and, together with its subsidiaries unless the context otherwise requires, the "Company") is the second largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As of March 26, 2005, the Company operated 645 funeral homes, 76 cemeteries and 63 combination funeral homes and cemeteries throughout North America. As of March 27, 2004, the Company operated 721 funeral homes, 138 cemeteries and 61 combination funeral homes and cemeteries throughout North America.

        Alderwoods Group is a holding company owning, directly or indirectly, the capital stock of approximately 212 subsidiaries through which funeral, cemetery and insurance businesses are operated.

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

        Cemetery Operations.    The Company's cemetery operations assist families in making burial arrangements and offer a complete line of cemetery products (including a selection of burial spaces, burial vaults, lawn crypts, caskets, memorials, niches and mausoleum crypts), the opening and closing of graves and cremation services.

        Insurance Operations.    The Company operates two insurance subsidiaries licensed in a total of 35 states. These insurance subsidiaries sell a variety of insurance products, primarily for the funding of pre-need funerals.

Critical Accounting Policies

        Accounting policies that the Company believes are both most important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgments are described under Item 7. "—Management's Discussion and Analysis of Financial Condition and Results of Operations" in Alderwoods Group's Annual Report on Form 10-K for the 52 weeks ended January 1, 2005, as filed with the U.S. Securities and Exchange Commission ("SEC"). There have been no changes to the Company's critical accounting policies in the 12 weeks ended March 26, 2005.

Basis of Presentation

        The Company's accounting information contained in this Quarterly Report on Form 10-Q is presented on the basis of United States generally accepted accounting principles ("GAAP"). This discussion and analysis of financial condition and results of operations of the Company are based upon and should be read in conjunction with the Company's interim consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q (including the notes thereto).

Results of Operations

        Detailed below are the operating results of the Company for the 12 weeks ended March 26, 2005 and March 27, 2004. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of revenue.

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

        The operations of the Company comprise three business segments: funeral homes, cemeteries and insurance. Additional segment information is provided in Note 7 of the Company's interim consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

12 Weeks Ended March 26, 2005 Compared to 12 Weeks Ended March 27, 2004

	12 Weeks Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
	(in millions)	(in millions)	(percentages)	(percentages)
Revenue
Funeral	$124.0	$121.9	67.5	68.9
Cemetery	38.2	36.5	20.8	20.7
Insurance	21.6	18.4	11.7	10.4

Total	$183.8	$176.8	100.0	100.0

Gross margin
Funeral	$29.9	$28.9	24.1	23.7
Cemetery	5.1	5.0	13.4	13.8
Insurance	1.3	0.9	5.9	4.9

Total	36.3	34.8	19.8	19.7

Expenses
General and administrative	10.6	11.7	5.8	6.6
Provision for asset impairment	(0.7)	2.0	(0.4)	1.1

Income from operations	26.4	21.1	14.4	11.9
Interest on long-term debt and refinancing costs	7.5	5.3	4.1	3.0
Other expense (income), net	(5.8)	(1.1)	(3.1)	(0.6)

Income before income taxes	24.7	16.9	13.4	9.6
Income taxes	11.2	5.6	6.1	3.2

Net income from continuing operations	13.5	11.3	7.3	6.4
Loss from discontinued operations, net of tax	(0.4)	(6.5)	(0.2)	(3.7)

Net income	$13.1	$4.8	7.1	2.7

        Other information for the 12 weeks ended March 26, 2005, and 12 weeks ended March 27, 2004, is summarized in the following table.

Continuing Operations:	March 26, 2005	March 27, 2004	Increase (decrease)
			(amount)	(percentages)
Funeral—Other Information
Number of funeral services performed	30,042	30,437	(395)	(1.3)
Number of same site funeral services performed	29,917	30,386	(469)	(1.5)
Average revenue per funeral service	$4,128	$4,006	$122	3.0
Same site average revenue per funeral service	$4,129	$4,002	$127	3.2
Pre-need funeral contracts written (in millions)	$43.2	$40.3	$2.9	7.2
Pre-need funeral conversion (percentages)	27	27	—	—
Cemetery—Other Information
Number of cemetery interments	11,470	12,150	(680)	(5.6)
Pre-need cemetery contracts written (in millions)	$20.9	$18.2	$2.7	15.3

Continuing Operations

        Consolidated revenue of $183.8 million for the 12 weeks ended March 26, 2005, increased by $7.0 million, or 3.9%, compared to the corresponding period in 2004, reflecting increases in all business segment revenues. Consolidated gross margin as a percentage of revenue increased to 19.8% for the 12 weeks ended March 26, 2005, from 19.7% for the corresponding period in 2004.

        Funeral revenue of $124.0 million for the 12 weeks ended March 26, 2005, increased by $2.1 million, compared to $121.9 million for the corresponding period in 2004, primarily as a result of an increase of $122, or 3.0%, in average revenue per funeral service performed, partially offset by a decrease in the number of funeral services performed. The number of funeral services performed during the 12 weeks ended March 26, 2005 decreased by 1.3% from the corresponding period in 2004. The increase in average revenue per funeral service performed was achieved through adjusting the pricing and mix of merchandise and services offered to customer families that were designed both to meet customer family needs and to increase average revenues.

        On a same site basis funeral revenue was $123.5 million for the 12 weeks ended March 26, 2005, an increase of $1.9 million compared to $121.6 million for the corresponding period in 2004, primarily as a result of an increase of $127, or 3.2%, in average revenue per funeral service performed partially offset by a decrease of 1.5% in the number of funeral services performed from the corresponding period in 2004.

        The number of cremation services performed as a percentage of total services performed increased to 36% for the 12 weeks ended March 26, 2005, compared to 35% for the corresponding period in 2004, consistent with national trends. The number of cremation services performed may impact funeral revenue, as the average revenue per cremation service is typically lower than the average revenue for a traditional funeral service.

        Funeral gross margin as a percentage of revenue increased to 24.1% for the 12 weeks ended March 26, 2005, compared to 23.7% for the corresponding period in 2004. The increase in gross margin was primarily due to the increase in funeral revenue. Due to the fixed nature of funeral costs over the short term, the Company believes that the amount of funeral revenue can be increased without incurring significantly higher funeral costs, which could favourably impact funeral gross margins.

        Pre-need funeral contracts written for the 12 weeks ended March 26, 2005, were $43.2 million, compared to $40.2 million for the corresponding period in 2004. The Company is continuing its program to increase pre-need sales. For the 12 weeks ended March 26, 2005, and for the corresponding period in 2004, 27% of the funeral services performed were derived from backlog. The Company manages the cash impact of its pre-need funeral sales program primarily by offsetting direct costs, including commissions paid to counselors, with either general agency commissions received from third party and related insurance companies or amounts not required to be trusted. Pre-need funeral sales are important, because over time, they build the foundation for future funeral revenue and generate positive cash flow when the funeral service is performed.

        Cemetery revenue of $38.2 million for the 12 weeks ended March 26, 2005, was $1.7 million, or 4.7%, higher than cemetery revenue for the corresponding period in 2004, primarily due to higher pre-need space sales and a reduction of $0.7 million in the allowance for cancellation of related customer receivables as a result of analysis of improving collection trends. This reduction in allowance was recorded in cemetery revenue.

        Cemetery gross margin as a percentage of revenue decreased slightly to 13.4% for the 12 weeks ended March 26, 2005, compared to 13.8% for the corresponding period in 2004, primarily due to a $0.3 million decline in the income on its perpetual care trusts.

        Pre-need cemetery contracts written for the 12 weeks ended March 26, 2005, were $20.9 million, compared to $18.2 million for the corresponding period in 2004. The increase in pre-need cemetery contracts written was primarily due to higher sales of cemetery spaces as the Company's sales force initiatives take effect. Pre-need cemetery sales may initially decrease cash flows if the amount of cash initially collected is insufficient to cover the amount required to be trusted, sales commissions, and other direct costs paid out. However, this cash flow impact is not significant, as the Company sets minimum down payments, maximum terms and sales commission rates to maximize cash flow. The Company believes that pre-need cemetery sales are important, because over time, they generate positive cash flow and build the foundation for future cemetery revenue.

        Insurance revenue for the 12 weeks ended March 26, 2005, increased $3.2 million, or 17.4%, compared to the corresponding period in 2004, primarily due to increases in premiums of $3.0 million. Insurance premium revenue is dependent on the level of pre-need funeral contracts written over time that are funded by the Company's insurance subsidiary. Insurance production represents the insurance segment's participation in the Company's pre-need funeral contracts and for the 12 weeks ended March 26, 2005 was $30.4 million compared to $25.3 million for corresponding period in 2004. Insurance gross margin as a percentage of revenue increased to 5.9% for the 12 weeks ended March 26, 2005, compared to 4.9% for the corresponding period in 2004, primarily due to the revenue increase being at a rate higher than that of the cost increase. The Company expects the insurance gross margin percentage to grow modestly over the near term.

        Interest expense on long-term debt for the 12 weeks ended March 26, 2005, was $7.5 million, reflecting the effect of principal repayments and lower interest rates compared to the corresponding period in 2004. Interest expense on long-term debt for the 12 weeks ended March 27, 2004 included a credit of $7.2 million from the unamortized premium upon the early retirement of the 12.25% Convertible Subordinated Notes due in 2012, as detailed in the following table:

	12 weeks ended
	March 26, 2005	March 27, 2004
	(in millions)
Tender premium on the repurchase of the 12.25% Senior unsecured notes due in 2009	$0.3	$—
Amortization of debt issue costs	0.6	0.6
Unamortized premium credited to interest expense on 12.25% Convertible subordinated notes due in 2012 that were fully retired	—	(7.2)
Interest on long-term debt	6.6	12.9
Allocation of interest to discontinued operations	—	(1.0)

Interest on long-term debt	$7.5	$5.3

        General and administrative expenses for the Company for the 12 weeks ended March 26, 2005, were $10.6 million, or 5.8% of consolidated revenue, compared to $11.7 million, or 6.6% of consolidated revenue for the corresponding period in 2004 primarily from a $0.9 million reduction of an accrual on the settlement of a legal matter relating to a trustee fee dispute.

        Income tax expense for the 12 weeks ended March 26, 2005, was $11.2 million compared to $5.6 million for the corresponding period in 2004. The effective rate of tax was 45.3% for the 12 weeks ended March 26, 2005, compared to 33.0% for the 12 weeks ended March 27, 2004. The effective tax rate varied from the statutory tax rate for the 12 weeks ended March 26, 2005, because in certain jurisdictions there was an increase in the valuation allowance for which realization of the associated deferred tax benefit was not considered more likely than not and losses incurred in certain jurisdictions may not offset the income in profitable jurisdictions. The Company's effective tax rate for the 12 weeks ended March 27, 2004, varied from the statutory tax rate as a result of the favorable settlement of an income tax audit of $0.5 million and the impact of state and foreign income taxes. Future income and losses may require the Company to record a change in the valuation allowance of tax assets that were taken into account in determining the net amount of liability for deferred income taxes recorded on its balance sheet at March 26, 2005. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease reflecting realization of the benefits of tax assets that had a corresponding valuation allowance established on January 2, 2002, would be treated as a reduction of goodwill established on January 2, 2002, with any excess over the value assigned to such goodwill recognized as a capital transaction.

        At December 31, 2001, the Company had accrued $57.1 million of reorganization costs related to costs incurred during the Predecessor's reorganization, as well as costs incurred in connection with the actual emergence and various related activities. As of March 26, 2005, the balance of $11.0 million of reorganization costs, primarily consisting of accruals for a trustee fee dispute and legal fee reimbursements, has been included in accounts payable and accrued liabilities. Subsequent to March 26, 2005, the Company resolved the outstanding trustee fee dispute and reduced its accrual for reorganizational cost by $0.9 million.

Discontinued Operations

        Over the previous three fiscal years, the Company engaged in a strategic market rationalization assessment to dispose of cemetery and funeral operating locations that did not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land. The identification of business operations for disposal is complete. The Company will, on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit in the Company's strategy. Once a property is added to the disposal list, the Company expects to receive a firm purchase commitment within one year. As of March 26, 2005, the Company had 17 funeral, three cemetery and four combination locations, which have not been sold within one year of being added to the disposal list. Subsequent to March 26, 2005, the Company had completed the sale of all the above locations aside from one cemetery.

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

        During the 12 weeks ended March 26, 2005, the Company closed four funeral locations and sold one funeral and three cemetery locations for gross proceeds of $1.2 million.

Pre-need Funeral and Cemetery Backlog for Continuing Operations

        The Company's backlog represents pre-need funeral and cemetery arrangements with customer families. These arrangements are subject to trust or insurance funding requirements. The activities in the Company's funeral backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

	12 Weeks Ended
	March 26, 2005	March 27, 2004
	(in thousands)
Funeral backlog:
Beginning balance	$1,278,653	$1,225,150
Sales, net of cancellations	39,638	36,209
Maturities	(34,313)	(34,051)
Net increase in insurance benefits and earnings realized on funeral trust balances	4,314	5,213
Change in cancellation reserve	7,425	13,038
Other	354	(2,002)

Ending balance	$1,296,071	$1,243,557

Trust funded	$348,854	$353,314
Third party insurance companies	663,589	683,151
Subsidiary insurance companies	283,628	207,092

	$1,296,071	$1,243,557

        The activities in the Company's cemetery backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

	12 Weeks Ended
	March 26, 2005	March 27, 2004
	(in thousands)
Cemetery backlog:
Beginning balance	$260,991	$259,429
Sales, net of cancellations	21,027	16,792
Maturities	(19,358)	(16,899)
Earnings realized on cemetery trust balances	(306)	754
Change in cancellation reserve	(117)	282

Ending balance	$262,237	$260,358

Liquidity and Capital Resources

Cash Flows

        The Company derives the majority of its cash from at-need funeral and cemetery revenue. Cash flow is also impacted by the funeral and cemetery pre-need activities. Pre-need funeral and cemetery activities are discussed in detail in Item 1 "Business" in Alderwoods Group's Annual Report on Form 10-K for the 52 weeks ended January 1, 2005, as filed with the SEC.

        Net cash from continuing operating activities was $41.7 million for the 12 weeks ended March 26, 2005, compared to $4.9 million for the corresponding period in 2004. The increase is primarily due to the increase of $15.0 million in withdrawals of excess funds from funeral and cemetery trusts resulting from the Company's ongoing review process, and $16.1 million related to collateral for liability lines of insurance coverage replaced with letters of credit. The Company has substantially completed its ongoing review of excess funds from funeral and cemetery trusts and has completed the withdrawal of excess funds.

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

        Net cash used in continuing investing activities was $4.4 million for the 12 weeks ended March 26, 2005, compared to $1.7 million for the corresponding period in 2004, primarily due to the increase of $1.9 million in net purchase of insurance invested assets.

        Net cash used in continuing financing activities was $31.7 million for the 12 weeks ended March 26, 2005, compared to $9.3 million for the corresponding period in 2004. The increase was primarily due to the higher net repayment of debt during the 12 weeks ended March 26, 2005, compared to the corresponding period in 2004.

        The net increase in cash from discontinued operations was $1.8 million for the 12 weeks ended March 26, 2005, compared to a decrease of $0.1 million in the corresponding period in 2004.

        As of March 26, 2005, the Company expects to complete the sale of its funeral homes, cemeteries and real estate held for sale in 2005, with the majority of expected proceeds of approximately $12.0 million used to further reduce long-term debt. Subsequent to March 26, 2005, the Company completed the sale of its remaining discontinued locations aside from one cemetery for proceeds of approximately $6.0 million. Actual amounts could significantly differ from these estimates, as the assets held for sale and proceeds may change as a result of further negotiations with potential buyers.

        As of March 26, 2005, the Company's cash balance was $16.9 million and the amount available under the Credit Agreement's $75.0 million revolving credit facility (the "Revolving Credit Facility") was $75.0 million, less $25.6 million in outstanding letters of credit. The Company's debt repayment obligation over the next 12 months is $4.2 million and aggregates $230.3 million over the next five years. The Company believes that the Revolving Credit Facility, together with existing cash, cash flow from operations and expected cash proceeds from the sale of discontinued operations, will be sufficient to meet the Company's anticipated capital expenditures, working capital requirements and debt repayment obligations in both the near and intermediate terms.

Long-Term Indebtedness

        The change in the Company's carrying amounts of long-term indebtedness is as follows:

Issue	Long-Term Indebtedness Carrying Value January 1, 2005	Net increase (decrease)	Long-Term Indebtedness Carrying Value March 26, 2005
	(in millions)	(in millions)	(in millions)
Revolving credit facility	$—	$—	$—
Senior secured Term Loan B due in 2009	246.8	(26.1)	220.7
7.75% Senior unsecured notes due in 2012	200.0	—	200.0
12.25% Senior unsecured notes due in 2009	4.5	(4.5)	—
Promissory notes and capitalized obligations (a)	12.3	(1.0)	11.3

Carrying amounts	$463.6	$(31.6)	$432.0

(a)
The change represents the net amount of repayments, increases in debt, foreign exchange and other adjustments.

        The Credit Agreement and the Eight-Year Senior Unsecured Notes are guaranteed by substantially all of Alderwoods Group's wholly-owned U.S. subsidiaries, other than the Alderwoods Group's insurance subsidiaries and certain other excluded subsidiaries. Alderwoods Group, Inc., the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several.

        Financial covenants under the Credit Agreement require the Company to maintain a minimum interest coverage ratio and fixed charge coverage ratio, and not to exceed a maximum leverage ratio. As of March 26, 2005, the Company met all of the financial covenants required by the Credit Agreement.

        Pursuant to the indenture governing the Eight-Year Senior Unsecured Notes, the Company has entered into a registration rights agreement (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, the Company is required, on or prior to May 16, 2005, to file an exchange offer registration statement in an appropriate form under the Securities Act of 1933 with the SEC. Upon the effectiveness of the exchange offer registration statement, the Company will offer holders of the Eight-Year Senior Unsecured Notes the opportunity to exchange their notes for notes with substantially identical terms covered by the exchange offer registration statement. In the event (i) the Company fails to timely file an appropriate registration statement, (ii) the registration statement is not timely declared effective, (iii) the Company fails to timely consummate the exchange offer, or (iv) the registration statement is declared effective, but thereafter ceases to be effective or usable during periods specified in the Registration Rights Agreement (each of (i) through (iv), a "Registration Default"), then the Company will be subject to liquidated damages within the first 90-day period immediately following the Registration Default, of 0.25% per annum of the outstanding principal amount of the Eight-Year Senior Unsecured Notes. The amount of liquidated damages will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until the Registration Default has been cured, up to a maximum of 1.00% per annum.

Contractual Obligations and Commercial Commitments

        The following table details the Company's contractual obligations of continuing and discontinued operations as of March 26, 2005. Significant changes to long-term debt are discussed above under "Long-Term Indebtedness."

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Long-term debt (a)	$420,707	$—	$4,661	$216,046	$200,000
Promissory notes and capitalized obligations (a) (b)	11,351	4,241	4,256	1,097	1,757
Operating leases (c)	42,767	8,820	12,156	7,609	14,182
Purchase obligations (d)	4,100	4,100	—	—	—

Total	$478,925	$17,161	$21,073	$224,752	$215,939

(a)
See Note 3 to the Company's interim consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

        In addition to the operating leases noted in the table above, as of March 26, 2005, the Company leased approximately 1,270 vehicles under a master operating lease agreement, which has a minimum lease term of 12 months. The Company's practice is to continue these leases on a month-to-month basis after the expiry of the minimum lease term. Lease payments for these vehicles are projected to be $7.4 million over the next 12 months.

        The Company issues purchase orders for the supply of goods and services for its operations. As of March 26, 2005, there were no significant or unusual purchase orders outstanding. The Company entered into agreements with certain suppliers of funeral and cemetery merchandise, and office supplies to obtain volume discounts. However, none of these agreements have committed purchase quantities or prices.

        The following table details the Company's commercial commitments as of March 26, 2005.

		Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Lines of credit (a)	$—	$—	$—	$—	$—
Standby letters of credit (b)	25.6	25.6	—	—	—

Total contractual cash obligations	$25.6	$25.6	$—	$—	$—

(a)
Relates to the Revolving Credit Facility described more fully in Note 3 to the Company's interim consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. The expiry date of the Revolving Credit Facility is September 29, 2008.

(b)
Standby letters of credit primarily relate to a court ordered legal claim and surety bonds for various pre-need sales trusting requirements and collateral for liability lines of insurance coverage for various years.

        At March 26, 2005, the aggregate fair value of the Company's forward foreign currency exchange contracts and foreign currency option contracts was an asset of $0.9 million. There has been no material change in the Company's forward foreign currency exchange contract and foreign currency option commitments, which are described under Item 7A. "— Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the 52 weeks ended January 1, 2005, as filed with the SEC.

Off-Balance Sheet Arrangements

        Off-balance sheet arrangements as of March 26, 2005, consist of operating leases noted above under "Contractual Obligations and Commercial Commitments."

Other Information

EBITDA from Continuing Operations

        The Company's earnings from continuing operations before interest on long-term debt and refinancing costs, taxes, depreciation and amortization, provision for goodwill impairment and provision for asset impairment ("EBITDA") are presented in the table below and reconciled to the Company's net income (loss) from continuing operations. The Company considers EBITDA to be an important supplemental indicator of operating performance. The Company believes that EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of the operating performance of companies with high yield debt, and the vast majority of companies with high yield debt present EBITDA when reporting their results. The Company believes EBITDA facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). It is also one basis, subject to certain modifications, on which compliance with certain of the financial covenants under the Credit Agreement is determined and some payments under certain of the Company's compensation plans are calculated. EBITDA is not a term that has specific meaning in accordance with GAAP and may be calculated differently by other companies. EBITDA is not a measurement of the Company's financial performance under GAAP and should not be considered in isolation, as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP, or otherwise as a measure of a company's profitability, or as an alternative to cash flows from operating activities or otherwise as a measure of the Company's liquidity.

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

	12 Weeks Ended
	March 26, 2005	March 27, 2004
	(millions of dollars)
EBITDA from continuing operations:
Net income from continuing operations	$13.5	$11.4
Income taxes	11.2	5.6
Interest on long-term debt and refinancing costs	7.5	5.3
Depreciation	10.1	9.1
Provision for asset impairment	(0.7)	2.0

EBITDA from continuing operations	$41.6	$33.4

Restrictions

        The Credit Agreement and the indenture governing the Eight-Year Senior Unsecured Notes restrict the Company's ability to engage in asset sales. The Credit Agreement and indenture governing the Eight-Year Senior Unsecured Notes prohibit dispositions of assets unless the assets disposed of fulfill the requirements of specified exceptions. The indenture governing the Eight-Year Senior Unsecured Notes excepts, among other exceptions, assets with a fair market value less than $5.0 million. One specified exception contained in the Credit Agreement is dispositions of any of a group of identified "discontinued assets;" another is dispositions of assets not exceeding $35.0 million book value in the aggregate over the life of the Credit Agreement, provided that (i) the consideration received is at least equal to fair market value and (ii) not less than 75% of the consideration is paid in cash or cash equivalents. Within 270 days of the receipt of net proceeds from any such asset sale, the Company has the ability to apply such net proceeds at its option (or as otherwise required) to invest in non-current operating assets (or enter into agreements for such investment which agreements are consummated within 360 days of such receipt of asset sale proceeds). Up to $10.0 million of such net proceeds in any fiscal year (but not in excess of $40.0 million in the aggregate over the term of the Credit Agreement) may be applied to make capital expenditures. To the extent the Company receives net proceeds in excess of additional specified thresholds and such excess is not applied to invest in non-current operating assets or make capital expenditures as described in the two immediately preceding sentences, the Company must make mandatory repayments under the Credit Agreement and, after all indebtedness under the Credit Agreement has been repaid, offer to purchase the Eight-Year Senior Unsecured Notes at a purchase price equal to 100.0% of the stated principal amount, plus accrued and unpaid interest and Liquidated Damages (as defined in the indenture governing the Eight-Year Senior Unsecured Notes), if any.

        Covenants in the Credit Agreement and in the indenture governing the Eight-Year Senior Unsecured Notes restrict, and under specified circumstances prohibit, the payment of dividends by Alderwoods Group. The Company is not expecting to pay any dividends on the Common Stock in the foreseeable future.

        The Company's insurance subsidiaries are subject to certain state regulations that restrict distributions, loans and advances from such subsidiaries to the Company and its other subsidiaries. The cash flow used in operations of the insurance subsidiaries for the 12 weeks ended March 26, 2005, was approximately $10.3 million.

Continuing and Discontinued Locations

        The Company's number of continuing and discontinued locations by country, state and province as of March 26, 2005, and the overall totals as of March 26, 2005, and January 1, 2005, are summarized in the table below.

	Number of Continuing Operations Locations			Number of Discontinued Operations Locations
							Total Number of Locations
Country, State / Province
	Funeral	Cemetery	Combination	Funeral	Cemetery	Combination	Funeral	Cemetery	Combination
Canada
British Columbia	17	–	1	–	–	–	17	–	1
Alberta	11	–	–	–	–	–	11	–	–
Saskatchewan	23	–	–	–	–	–	23	–	–
Manitoba	3	1	2	–	–	–	3	1	2
Ontario	22	–	–	–	–	–	22	–	–
Quebec	17	–	–	–	–	–	17	–	–
Nova Scotia	10	–	–	–	–	–	10	–	–

Total Canadian	103	1	3	–	–	–	103	1	3
United States
Alabama	8	–	1	–	–	–	8	–	1
Alaska	3	–	–	–	–	–	3	–	–
Arizona	5	–	1	–	–	–	5	–	1
Arkansas	3	–	–	–	–	–	3	–	–
California	46	1	7	–	–	–	46	1	7
Colorado	3	1	1	–	–	–	3	1	1
Connecticut	3	–	–	–	–	–	3	–	–
Florida	32	5	8	13	2	2	44	7	10
Georgia	24	6	5	–	–	–	24	6	5
Idaho	4	1	–	–	–	–	4	1	–
Illinois	6	16	3	–	–	–	6	16	3
Indiana	16	4	1	–	–	–	16	4	1
Kansas	7	–	–	–	–	–	7	–	–
Kentucky	1	–	–	–	–	–	1	–	–
Louisiana	22	2	–	–	–	–	22	2	–
Maryland	2	–	–	–	–	–	2	–	–
Massachusetts	13	–	–	–	–	–	13	–	–
Michigan	12	–	–	–	–	–	12	–	–
Minnesota	9	1	1	–	–	–	9	1	1
Mississippi	21	1	3	1	–	–	22	1	3
Montana	4	–	–	–	–	–	4	–	–
Nevada	2	–	1	–	–	–	2	–	1
New Hampshire	4	–	–	–	–	–	4	–	–
New Mexico	5	–	–	–	–	–	5	–	–
New York	38	1	–	–	–	–	38	1	–
North Carolina	26	8	3	–	–	–	26	8	3
Ohio	16	4	1	–	–	–	16	4	1
Oklahoma	18	1	1	–	–	–	18	1	1
Oregon	18	1	3	–	–	–	18	1	3
Pennsylvania	6	–	–	–	–	–	6	–	–
Rhode Island	3	–	–	–	–	–	3	–	–
South Carolina	6	5	2	–	–	–	6	5	2
Tennessee	31	2	5	–	–	–	31	2	5
Texas	60	4	4	3	1	2	63	5	6
Virginia	22	–	–	–	–	–	22	–	–
Washington	21	3	3	–	–	–	21	3	3
West Virginia	3	–	–	–	–	–	3	–	–
Puerto Rico	3	5	2	–	–	–	3	5	2

Total United States	526	72	56	17	3	4	542	75	60

Overall total, as of March 26, 2005	629	73	59	17	3	4	645	76	63

Overall total, as of January 1, 2005	630	73	59	18	6	4	648	79	63

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding the Company's exposure to certain market risks, see Item 7A. "—Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the 52 weeks ended January 1, 2005, as filed with the SEC. As of March 26, 2005, there were no material changes in such matters disclosed in the Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by the report, an evaluation was carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the Company's principal executive officer (the "CEO"), and the Chief Financial Officer, the Company's principal financial officer (the "CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 26, 2005. The Company has not completed implementation of the changes it believes are required to remediate the previously reported material weaknesses in internal control over financial reporting related to maintaining an effective control environment (i) over the financial reporting and income tax processes that have resulted in limitation in the capacity of the accounting and tax resources to identify and react in a timely manner to new accounting pronouncements and non-routine and complex business transactions and (ii) at its operating locations that have resulted in the Company not achieving full awareness and consistent compliance with the Company's policies and procedures which are designed to both prevent and detect misstatements at the location level. As a result, the CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective as of March 26, 2005.

        In addition to the changes outlined below, the Company has implemented various procedures to correct and/or mitigate the material weaknesses and other deficiencies the Company has identified. The Company believes that the actions it has taken to date in this regard, when taken as a whole, have mitigated the material weaknesses and other deficiencies with respect to the preparation of this Quarterly Report on Form 10-Q such that the information required to be disclosed herein has been recorded, processed, summarized and reported correctly.

Plan for remediation of Internal Controls Over Financial Reporting

        In order to remediate these material weaknesses, the Company is making the following changes:

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

Changes In Internal Controls Over Financial Reporting

        During the first fiscal quarter of 2005 the Company continued implementing a new tax accounting system. The new tax accounting system is designed to improve the accuracy and timing of the state and entity level calculations required for financial statement disclosure and detailed analysis of the valuation allowance.

        During the first fiscal quarter of 2005 the Company continued implementing a new pre-need funeral trust accounting software system. The implementation has involved changes to our processes, and accordingly, has required changes to internal controls.

        Other than the changes discussed above, there have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Alderwoods Group is a holding company with no independent operations. As a result, Alderwoods Group depends on its subsidiaries to provide cash flows necessary to service debt obligations at the Alderwoods Group level. Alderwoods Group's cash flows and its ability to service its debt depends on the earnings of its subsidiaries and on the distribution of earnings, loans or other payments to it by these subsidiaries. The ability of a subsidiary to make any dividend, distribution, loan or other payment to Alderwoods Group or another subsidiary could be subject to statutory or contractual restrictions. For example, Alderwoods Group's insurance subsidiaries are subject to state regulation that restrict distributions, loans and advances to Alderwoods Group and other subsidiaries. Payments by a subsidiary to Alderwoods Group or another subsidiary will also be contingent upon earnings and business considerations of such subsidiary. Because Alderwoods Group depends on the cash flows of subsidiaries to meet its obligations, these types of restrictions may impair Alderwoods Group's ability to make scheduled interest and principal payments on its debts.

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

        The North American death care industry primarily consists of small family-owned businesses. The death care industry in the United States is made up of approximately 22,000 funeral homes and 10,500 cemeteries. The Company believes the three largest public operators in the death care industry in the United States based on total revenue and number of locations, are Service Corporation International, Alderwoods Group and Stewart Enterprises, Inc. The Company believes the three largest public death care companies collectively generate approximately 20% of funeral service revenues in the United States. The Company's competition in the markets in which it operates generally arise from one or more of the above public operators in addition to independent operators of funeral homes and cemeteries for at-need and pre-need business. The market share of a single funeral home or cemetery in any community is a function of the name, reputation and location of that funeral home or cemetery although competitive pricing, professional service and attention and well-maintained locations are also important. Gains in market share within a community are usually realized over a number of years, although losses in market share may appear in a shorter time frame.

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

        The Company recently completed its evaluation of the effectiveness of its internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, which requires management's assessment of the effectiveness of the Company's internal control over financial reporting as of the end of its most recent fiscal year. In performing such evaluation, management identified two material weaknesses in the Company's internal control over financial reporting as of January 1, 2005. One material weakness identified is that the Company did not maintain an effective control environment over the financial reporting and income tax processes such that there were limitations in the capacity of the accounting and tax resources to identify and react in a timely manner to new accounting pronouncements and non-routine and complex business transactions, certain of which limitations were due to a lack of experienced personnel and turnover in accounting and corporate tax functions. The other material weakness identified is that the Company did not maintain an effective control environment at its operating locations that have resulted in the Company not achieving full awareness and consistent compliance with the Company's policies and procedures which are designed to both prevent and detect misstatements at the location level. Accordingly, management concluded that the Company did not maintain effective internal control over financial reporting as of January 1, 2005. These factors, the Company's inability to remediate the material weaknesses in a timely manner, or other future changes in internal controls could cause investors to lose confidence in the accuracy of the Company's financial statements and could have a material adverse effect on the Company's access to capital and the market price of the Company's Common Stock.

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

ITEM 6.    EXHIBITS

Exhibit Number	Description

2.1	Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 99.1 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed September 10, 2001)
2.2	Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.2 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.3	Second Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.3 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.4	Order Approving Modification of Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries and Compromise and Settlement of Claims Filed by Thomas Hardy (incorporated by reference to Exhibit 2.4 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.5	Findings of Fact, Conclusions of Law and Order Confirming Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries, As Modified, dated December 5, 2001 (incorporated by reference to Exhibit 2.5 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.6	Final Order dated December 7, 2001 (incorporated by reference to Exhibit 2.6 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.7	Stock Purchase Agreement dated as of June 17, 2004, by and between Citizens Insurance Company of America and Mayflower National Life Insurance Company (incorporated by reference to Exhibit 2.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 26, 2004)
3.1	Certificate of Incorporation of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
3.2	Bylaws of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-12G/A of Loewen Group International, Inc., SEC File No. 000-33277, filed December 17, 2001)
4.2	Equity Registration Rights Agreement among Alderwoods Group, Inc. and certain holders of Common Stock. (incorporated by reference to Exhibit 4.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.3	Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.4	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed on March 28, 2002)

4.5	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc., and Angelo, Gordon & Co. (incorporated by reference to Exhibit 4.6 to the Form 10-Q of Alderwoods Group, Inc., SEC file No. 000-33277, filed July 24, 2002)
4.6	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual Advisors, LLC (incorporated by reference to Exhibit 4.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.7	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and GSCP Recovery, Inc. and GSC Recovery II, L.P. (incorporated by reference to Exhibit 4.8 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.8	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Oaktree Capital Management, LLC (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.9	Indenture governing the 7 3/4% Senior Unsecured Notes due 2012 (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
4.10	Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 10.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.11	First Supplemental Indenture dated as of August 4, 2004, to the Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.11 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.1	Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America Securities LLC, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.2	Credit Agreement dated September 17, 2003, among Alderwoods Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 12, 2003)
10.3	Amendment No. 1 dated January 23, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.4	Amendment No. 2 dated August 19, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.5	Amendment No. 3 dated December 3, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed December 8, 2004)

10.6	Amendment No. 4 dated March 18, 2005, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 24, 2005)
*10.7	Employment Agreement dated January 2, 2004, by and between Alderwoods Group, Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.6 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
*10.8	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.7 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
*10.9	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Cameron R.W. Duff (incorporated by reference to Exhibit 10.8 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
*10.10	Employment Agreement dated January 2, 2004, by and between Alderwoods Group, Inc. and Ross S. Caradonna (incorporated by reference to Exhibit 10.9 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
*10.11	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 1, 2003)
*10.12	Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey (incorporated by reference to Exhibit 10.36 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
*10.13	Amendment No. 1 dated March 16, 2004, to the Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey (incorporated by reference to Exhibit 10.12 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 10, 2004)
*10.14	Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and Paul A. Houston (incorporated by reference to Exhibit 10.37 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
*10.15	Employment Agreement dated September 13, 2004, by and between Alderwoods Group, Inc. and Aaron Shipper (incorporated by reference to Exhibit 10.15 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2005)
*10.16	Alderwoods Group, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.17	Director Compensation Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.18	Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
*10.19	Alderwoods Support Function Annual Incentive Plan (incorporated by reference to Exhibit 10.19 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2005)
10.20	Description of Compensation of Directors**

10.21	Form of Indemnification Agreement between Alderwoods Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.33 to Form S-1/A of Alderwoods Group, Inc., SEC File No. 333-85316, filed July 25, 2002)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*      Indicates management contract or compensatory plan or arrangement.

**    Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALDERWOODS GROUP, INC.
Dated: April 27, 2005	By:	/s/ KENNETH A. SLOAN Kenneth A. Sloan Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 99.1 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed September 10, 2001)
2.2	Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.2 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.3	Second Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.3 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.4	Order Approving Modification of Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries and Compromise and Settlement of Claims Filed by Thomas Hardy (incorporated by reference to Exhibit 2.4 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.5	Findings of Fact, Conclusions of Law and Order Confirming Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries, As Modified, dated December 5, 2001 (incorporated by reference to Exhibit 2.5 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.6	Final Order dated December 7, 2001 (incorporated by reference to Exhibit 2.6 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.7	Stock Purchase Agreement dated as of June 17, 2004, by and between Citizens Insurance Company of America and Mayflower National Life Insurance Company (incorporated by reference to Exhibit 2.7 to the Form 10-Q of Alderwoods Group, Inc. SEC File No. 000-33277, filed July 26, 2004)
3.1	Certificate of Incorporation of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
3.2	Bylaws of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-12G/A of Loewen Group International, Inc., SEC File No. 000-33277, filed December 17, 2001)
4.2	Equity Registration Rights Agreement among Alderwoods Group, Inc. and certain holders of Common Stock. (incorporated by reference to Exhibit 4.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.3	Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.4	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed on March 28, 2002)

4.5	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc., and Angelo, Gordon & Co. (incorporated by reference to Exhibit 4.6 to the Form 10-Q of Alderwoods Group, Inc. SEC File No. 000-33277, filed July 24, 2002)
4.6	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual Advisors, LLC (incorporated by reference to Exhibit 4.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.7	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and GSCP Recovery, Inc. and GSC Recovery II, L.P. (incorporated by reference to Exhibit 4.8 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.8	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Oaktree Capital Management, LLC (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.9	Indenture governing the 7 3/4% Senior Unsecured Notes due 2012 (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
4.10	Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 10.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.11	First Supplemental Indenture dated as of August 4, 2004, to the Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.11 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.1	Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America Securities LLC, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.2	Credit Agreement dated September 17, 2003, among Alderwoods Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 12, 2003)
10.3	Amendment No. 1 dated January 23, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.4	Amendment No. 2 dated August 19, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.5	Amendment No. 3 dated December 3, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed December 8, 2004)

10.6	Amendment No. 4 dated March 18, 2005, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 24, 2005)
10.7	Employment Agreement dated January 2, 2004, by and between Alderwoods Group, Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.6 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.8	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.7 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.9	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Cameron R.W. Duff (incorporated by reference to Exhibit 10.8 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.10	Employment Agreement dated January 2, 2004, by and between Alderwoods Group, Inc. and Ross S. Caradonna (incorporated by reference to Exhibit 10.9 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.11	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 1, 2003)
10.12	Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey (incorporated by reference to Exhibit 10.36 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
10.13	Amendment No. 1 dated March 16, 2004, to the Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey (incorporated by reference to Exhibit 10.12 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 10, 2004)
10.14	Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and Paul A. Houston (incorporated by reference to Exhibit 10.37 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
10.15	Employment Agreement dated September 13, 2004, by and between Alderwoods Group, Inc. and Aaron Shipper (incorporated by reference to Exhibit 10.15 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2005)
10.16	Alderwoods Group, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
10.17	Director Compensation Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
10.18	Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
10.19	Alderwoods Support Function Annual Incentive Plan (incorporated by reference to Exhibit 10.19 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2005)
10.20	Description of Compensation of Directors

10.21	Form of Indemnification Agreement between Alderwoods Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.33 to Form S-1/A of Alderwoods Group, Inc., SEC File No. 333-85316, filed July 25, 2002)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 10.20

COMPENSATION OF DIRECTORS

        For fiscal 2005, each Director of Alderwoods Group, Inc. (the "Company") who is not an employee of the Company or any of its subsidiaries ("Outside Directors") receives an annual base retainer of $32,000. In addition, with respect to Board and each standing or other committee meeting, each Outside Director receives $2,000 for each meeting attended in person (other than members of the Audit Committee, who received $4,000 for each meeting of the Audit Committee attended in person) and $500 for each meeting attended by telephone. The chair of the Compensation Committee and the chair of the Nominating and Corporate Governance Committee receive an additional $7,500 as part of their annual base retainer, and the chair of the Audit Committee receives an additional $15,000 as part of her annual base retainer.

        Pursuant to the Company's Director Compensation Plan (the "Director Compensation Plan"), each Outside Director has the option of receiving his or her annual base retainer and attendance fees in cash, Common stock or a combination thereof. Furthermore, each participant in the Director Compensation Plan may elect to have Common stock paid in the form of deferred common stock ("Deferred Stock"), which will be credited to a booking account in the name of the participant. The Deferred Stock is subject to a deferral period during which the participant has no right to transfer any rights under his or her Deferred Stock and has no other rights of ownership therein.

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

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.
The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

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

5.
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

Date: April 27, 2005	By:	/s/ PAUL A. HOUSTON Paul A. Houston President, Chief Executive Officer and Director (Principal Executive Officer)

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

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.
The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

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

5.
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

Date: April 27, 2005	By:	/s/ KENNETH A. SLOAN Kenneth A. Sloan Executive Vice President, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Alderwoods Group, Inc. (the "Company") on Form 10-Q for the twelve weeks ended March 26, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Dated: April 27, 2005	/s/ PAUL A. HOUSTON Paul A. Houston President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ KENNETH A. SLOAN Kenneth A. Sloan Executive Vice President, Chief Financial Officer (Principal Financial Officer)

        The foregoing certification is being furnished solely pursuant to 18 U.S.C. § 1350 and is not being filed as part of the Report or as a separate disclosure document.

QuickLinks

ALDERWOODS GROUP, INC.
PART I FINANCIAL INFORMATION
ALDERWOODS GROUP, INC. CONSOLIDATED BALANCE SHEETS Expressed in thousands of dollars except number of shares
ALDERWOODS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) Expressed in thousands of dollars except per share amounts and number of shares
ALDERWOODS GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited) Expressed in thousands of dollars except number of shares
ALDERWOODS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) Expressed in thousands of dollars
ALDERWOODS GROUP, INC. NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Tabular amounts expressed in thousands of dollars except per share amounts)
PART II OTHER INFORMATION
SIGNATURES
INDEX TO EXHIBITS
CERTIFICATION