Form 10-Q
period 2005-06-18
ALDERWOODS GROUP INC
filed 2005-07-25
CIK 927914

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the 12 weeks (fiscal quarter) ended June 18, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-33277

ALDERWOODS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1522627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
311 Elm Street, Suite 1000, Cincinnati, Ohio (Address of principal executive offices)	45202 (Zip Code)

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

At July 16, 2005, there were 40,183,805 shares of Common Stock outstanding.

ALDERWOODS GROUP, INC.

i

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALDERWOODS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Expressed in thousands of dollars
except number of shares

	June 18, 2005	January 1, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,990	$9,379
Receivables, net of allowances	72,510	66,445
Inventories	16,914	16,730
Other	9,416	27,622
Assets held for sale	—	82,056

	110,830	202,232
Pre-need funeral receivables and trust investments	333,931	336,030
Pre-need cemetery receivables and trust investments	307,354	311,654
Cemetery property	117,589	119,042
Property and equipment	534,200	540,255
Insurance invested assets	271,663	250,785
Deferred income tax assets	7,536	8,161
Goodwill	321,075	321,134
Cemetery perpetual care trust investments	245,930	246,052
Other assets	42,593	37,082

	$2,292,701	$2,372,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$129,995	$140,662
Current maturities of long-term debt	2,620	9,083
Liabilities associated with assets held for sale	—	61,428

	132,615	211,173
Long-term debt	407,247	454,557
Deferred pre-need funeral and cemetery contract revenue	88,966	82,971
Non-controlling interest in funeral and cemetery trusts	547,999	553,617
Insurance policy liabilities	238,164	214,745
Deferred income tax liabilities	32,503	20,357
Other liabilities	20,899	21,954

	1,468,393	1,559,374

Non-controlling interest in perpetual care trusts	244,604	257,141
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,183,805 issued and outstanding (January 1, 2005 — 40,017,454)	402	400
Capital in excess of par value	741,648	740,210
Accumulated deficit	(188,371)	(213,588)
Accumulated other comprehensive income	26,025	28,890

	579,704	555,912

	$2,292,701	$2,372,427

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Expressed in thousands of dollars
except per share amounts and number of shares

	12 Weeks Ended		24 Weeks Ended
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004
Revenue
Funeral	$110,501	$106,306	$234,514	$228,247
Cemetery	43,914	38,271	82,218	74,827
Insurance	22,363	17,704	43,931	36,110

	176,778	162,281	360,663	339,184

Costs and expenses
Funeral	90,416	83,443	184,529	176,500
Cemetery	36,640	32,834	69,824	64,384
Insurance	21,532	17,219	41,818	34,723

	148,588	133,496	296,171	275,607

	28,190	28,785	64,492	63,577
General and administrative expenses	1,702	9,559	12,346	21,257
Provision for asset impairment	(408)	(1,499)	(1,627)	572

	1,294	8,060	10,719	21,829

Income from operations	26,896	20,725	53,773	41,748
Interest on long-term debt (Note 3)	7,013	13,499	14,528	18,763
Other expense (income), net	(44)	1,776	(5,843)	678

Income before income taxes	19,927	5,450	45,088	22,307
Income taxes	7,001	2,185	18,193	7,773

Net income from continuing operations	12,926	3,265	26,895	14,534
Discontinued operations (Note 10)
Loss from discontinued operations	(579)	(8,116)	(1,412)	(17,218)
Income taxes	266	1,625	266	(1,046)

Net loss from discontinued operations	(845)	(9,741)	(1,678)	(16,172)

Net income (loss)	$12,081	$(6,476)	$25,217	$(1,638)

Basic earnings per Common share:
Net income from continuing operations	$0.32	$0.08	$0.67	$0.36
Net loss from discontinued operations	(0.02)	(0.24)	(0.04)	(0.40)

Net income (loss)	$0.30	$(0.16)	$0.63	$(0.04)

Diluted earnings per Common share:
Net income from continuing operations	$0.31	$0.08	$0.65	$0.35
Net loss from discontinued operations	(0.02)	(0.24)	(0.04)	(0.39)

Net income (loss)	$0.29	$(0.16)	$0.61	$(0.04)

Basic weighted average number of shares outstanding (thousands)	40,108	39,997	40,078	39,993

Diluted weighted average number of shares outstanding (thousands)	41,390	41,297	41,375	41,169

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

Expressed in thousands of dollars except number of shares

	Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2005	40,017,454	$400	$740,210	$(213,588)	$28,890	$555,912
Comprehensive income:
Net income				25,217		25,217
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $nil					(1,822)	(1,822)
Unrealized gain on insurance invested assets, net of income taxes of $148					275	275
Less: reclassification adjustments for realized gains on insurance invested assets included in net income, net of income taxes of $153					(285)	(285)
Unrealized loss on derivatives, net of income taxes of $nil					(593)	(593)
Less: reclassification adjustments for realized gains on derivatives included in net income, net of income taxes of $nil					(440)	(440)

Comprehensive income						578,264
Common stock issued:
Stock issued as compensation in lieu of cash	5,101	–	63			63
Stock issued under equity incentive plan	161,250	2	1,375			1,377

Balance at June 18, 2005	40,183,805	$402	$741,648	$(188,371)	$26,025	$579,704

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Expressed in thousands of dollars

	12 Weeks Ended		24 Weeks Ended
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004
CASH PROVIDED BY (APPLIED TO)
Operations
Net income (loss)	$12,081	$(6,476)	$25,217	$(1,638)
Loss from discontinued operations, net of tax	845	9,741	1,678	16,172
Items not affecting cash
Depreciation and amortization	10,958	8,947	21,095	18,100
Amortization of debt issue costs	745	777	1,650	1,420
Insurance policy benefit reserves	12,088	9,076	22,652	17,587
Provision for asset impairment	(408)	(1,499)	(1,627)	572
Gain on disposal of business assets	(72)	(409)	(5,903)	(1,495)
Deferred income taxes	6,303	(619)	12,749	4,953
Premium on long-term debt repurchase	—	1,110	282	1,110
Other, including net changes in other non-cash balances	(13,824)	12,998	(6,852)	(18,232)

Net cash provided by continuing operations	28,716	33,646	70,941	38,549
Net cash provided by (used in) discontinued operations	(811)	6,488	(601)	7,367

	27,905	40,134	70,340	45,916

Investing
Proceeds on disposition of business assets	670	1,374	11,158	12,088
Purchase of property and equipment	(11,709)	(5,310)	(16,314)	(9,279)
Purchase of insurance invested assets	(17,170)	(12,793)	(65,231)	(36,857)
Proceeds on disposition and maturities of insurance invested assets	9,712	7,952	47,491	23,602

Net cash used in continuing operations	(18,497)	(8,777)	(22,896)	(10,446)
Net cash provided by (used in) discontinued operations	6,744	751	7,906	(126)

	(11,753)	(8,026)	(14,990)	(10,572)

Financing
Increase in long-term debt	—	—	5,151	24,675
Repayment of long-term debt	(22,136)	(19,272)	(59,208)	(53,296)
Issuance of Common stock	1,107	9	1,375	9

Net cash used in continuing operations	(21,029)	(19,263)	(52,682)	(28,612)
Net cash used in discontinued operations	(11)	(48)	(57)	(138)

	(21,040)	(19,311)	(52,739)	(28,750)

Increase (decrease) in cash and cash equivalents	(4,888)	12,797	2,611	6,594
Cash and cash equivalents, beginning of period	16,878	35,409	9,379	41,612

Cash and cash equivalents, end of period	$11,990	$48,206	$11,990	$48,206

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Tabular amounts expressed in thousands of dollars except per share amounts)

NOTE 1.    NATURE OF OPERATIONS

        Alderwoods Group, Inc., a Delaware corporation ("Alderwoods Group" and, together with its subsidiaries unless the context otherwise requires, the "Company"), is the second-largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As of June 18, 2005, the Company operated 623 funeral homes, 73 cemeteries and 60 combination funeral homes and cemeteries throughout North America.

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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

        The interim consolidated financial statements include the accounts of Alderwoods Group, its subsidiaries and operations controlled by the Company through sales and management agreements. All subsidiaries are wholly owned, except for a few companies with small minority interests. The interim consolidated financial statements also include the accounts of the funeral trusts, cemetery merchandise and service trusts and perpetual care trusts, and several pooled investment funds created for such trusts in which the Company has a variable interest and is the primary beneficiary.

        All significant inter-entity balances and transactions have been eliminated in the consolidated financial statements. The interim consolidated financial statements have been prepared using the U.S. dollar and are presented in accordance with United States generally accepted accounting principles ("GAAP").

        The interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results as of June 18, 2005, and for the 12 and 24 weeks ended June 18, 2005, and June 19, 2004. The interim consolidated financial statements have been prepared on a basis consistent with the accounting policies described in the Company's Annual Report on Form 10-K for the 52 weeks ended January 1, 2005, as filed with the U.S. Securities and Exchange Commission ("SEC") and should be read in conjunction therewith.

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

        The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Any compensation expense recorded is charged against operations over the service period, which generally matches the option vesting period. No stock-based employee compensation cost was recorded for the 24 weeks ended June 18, 2005, or the 24 weeks ended June 19, 2004, as all options granted under the Company's plans had an exercise price equal to or greater than the market value of the underlying Common stock on the grant date. The following table illustrates the effect on net income and net income per share, if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.

	12 Weeks Ended		24 Weeks Ended
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004
Net income (loss), as reported	$12,081	$(6,476)	$25,217	$(1,638)
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(382)	(649)	(948)	(1,285)

Pro forma net income (loss)	$11,699	$(7,125)	$24,269	$(2,923)

Net income (loss) per Common share:
Basic, as reported	$0.30	$(0.16)	$0.63	$(0.04)
Basic, pro forma	0.29	(0.18)	0.61	(0.07)
Diluted, as reported	0.29	(0.16)	0.61	(0.04)
Diluted, pro forma	0.28	(0.17)	0.59	(0.07)

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

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchange of Non-monetary Assets — an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("FAS No. 153"). The amendments made by FAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. FAS No. 153 is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company elected to adopt FAS No. 153 on January 1, 2005. The adoption of FAS No. 153 had no material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3.    LONG-TERM DEBT

        Long-term debt consists of the following:

	June 18, 2005	January 1, 2005
Revolving credit facility (a)	$—	$—
Senior secured term loan B due in 2009 (a)(b)	200,707	246,826
7.75% Senior unsecured notes due in 2012 (c)	200,000	200,000
12.25% Senior unsecured notes due in 2009 (d)	—	4,509
Promissory notes and capitalized obligations, certain of which are secured by assets of certain subsidiaries	9,160	12,305

	409,867	463,640
Less, current maturities of long-term debt	2,620	9,083

	$407,247	$454,557

(a)
In 2003, the Company entered into a senior secured facility (the "Credit Agreement"), which after subsequent amendments, includes a $368,000,000 Senior Secured Term Loan B due in 2009 (the "Term Loan B") and a $75,000,000 revolving credit facility (the "Revolving Credit Facility"), of which $35,000,000 is available in the form of letters of credit.

  The Revolving Credit Facility is intended to be used primarily to fund the Company's working capital requirements. The Revolving Credit Facility bears interest at a rate per annum in accordance with graduated pricing based upon the Company's consolidated leverage ratio, and the Company has the option to elect an interest rate equal to either (i) a base rate (6.00% at June 18, 2005), plus 1.5% (based upon the Company's consolidated leverage ratio at June 18, 2005), or (ii) LIBOR (3.44% for the three-month LIBOR at June 18, 2005), plus 2.5% (based upon the Company's consolidated leverage ratio at June 18, 2005). An annual fee of 0.50% is charged on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility matures on September 29, 2008.

  Material covenants in the Credit Agreement include a requirement to maintain a minimum interest coverage ratio and fixed charge coverage ratio, a requirement not to exceed a maximum leverage ratio, an annual maximum on capital expenditures and cemetery development, and specified maximum amounts for capital lease obligations, indebtedness, acquisitions, certain investments, and sales of accounts receivable. Outstanding principal amounts and interest accrued and unpaid may, at the election of the requisite lenders, become immediately due and payable and further commitments by the lenders to make loans may, at the election of the requisite lenders, be terminated upon the occurrence of events of default specified in the Credit Agreement. As of June 18, 2005, the Company was in compliance with all covenants and was not in breach of any provision of the Credit Agreement that would cause an event of default to occur. The Credit Agreement is secured by specified real property, and substantially all personal property of Alderwoods Group and specified subsidiaries.

  On March 18, 2005, Alderwoods Group, Inc. entered into an amendment to the Credit Agreement. The amendment modifies the Credit Agreement to provide Alderwoods Group, Inc. additional flexibility to introduce an employee stock purchase plan and other long-term incentive plans, increase the letter of credit sub-limit under the Revolving Credit Facility to $35,000,000 from $25,000,000, and make certain other agreed upon changes.

  As of June 18, 2005, the amount available under the Revolving Credit Facility was $75,000,000, less $17,722,000 in outstanding letters of credit.

(b)
The Term Loan B provides the Company with an option to elect an interest rate equal to either (i) a base rate (6.00% at June 18, 2005), plus 1.00%, or (ii) LIBOR (3.44% for the three-month LIBOR at June 18, 2005), plus 2.00%. The weighted average rate of interest was 5.28% at June 18, 2005. The Term Loan B is repayable in quarterly principal installments from June 18, 2005, to June 13, 2009 (subject to reduction for prepayments) of 0.25% of the aggregate principal amount of the Term Loan B outstanding as of December 3, 2004, with a lump sum payment of the then-outstanding amount on the maturity date. The Company has prepaid the required quarterly principal installments up to and including the third quarter of its 2006 fiscal year.

(c)
On August 19, 2004, the Company issued the 7.75% Senior unsecured notes, due in 2012 (the "Eight-Year Senior Unsecured Notes"). Interest accrues at an annual rate of 7.75% and is payable semi-annually on March 15 and September 15 or, if such day is not a business day, the next succeeding business day. At any time prior to September 15, 2007, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Eight-Year Senior Unsecured Notes at a redemption price of 107.75% of the stated principal amount, plus accrued and unpaid interest and Liquidated Damages (as defined in the indenture governing the Eight-Year Senior Unsecured Notes), if any, with net cash proceeds from specified equity offerings, provided at least 65% of the aggregate principal amount of the Eight-Year Senior Unsecured Notes remains outstanding and the redemption occurs within 90 days of the date of the closing of the specified equity offering. On or after September 15, 2008, the Company may, at its option, redeem all or part of the Eight-Year Senior Unsecured Notes at the redemption prices (expressed as percentages of the stated principal amount) set forth below, plus accrued and unpaid interest and Liquidated Damages, if any, if redeemed during the twelve-month period beginning on September 15 of the years indicated below:

Year	Percentage
2008	103.875
2009	101.938
2010 and thereafter	100.000
(d)
On January 2, 2002, the Company issued the 12.25% Senior unsecured notes, due 2009. On April 21, 2004, the Company repurchased the principal amount of $9,248,000 at a premium of $1,110,000, plus accrued interest. The premium is included in interest expense for the 12 weeks ended June 19, 2004.

  On August 19, 2004, the Company repurchased the principal amount of $316,243,000 at a premium of $31,340,000, plus accrued interest pursuant to an offer to purchase and consent solicitation. The premium is included in interest expense for the 16 weeks ended October 9, 2004.

  On January 3, 2005, the Company repurchased the remaining principal amount of $4,509,000 at a premium of $282,000, plus accrued interest. The premium is included in interest expense for the 12 weeks ended March 26, 2005.

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

        In connection with the issuance of the Eight-Year Senior Unsecured Notes, the Company entered into a registration rights agreement, pursuant to which the Company was required, on or prior to May 16, 2005, to file an exchange offer registration statement on an appropriate form under the Securities Act of 1933 with the SEC. On May 12, 2005, the Company filed the exchange offer registration statement with the SEC. The registration statement was subsequently declared effective by the SEC on June 7, 2005. On June 8, 2005, the Company commenced an exchange offer (the "Exchange Offer") pursuant to which holders of the Eight-Year Senior Unsecured Notes were given the opportunity to exchange their outstanding notes for new notes with substantially identical terms covered by the exchange offer registration statement. The Company consummated the Exchange Offer on July 18, 2005.

NOTE 4.    LEGAL CONTINGENCIES

        Funeral Consumers Alliance, Inc. et al v. Alderwoods Group, Inc. et al;    In the United States District Court for the Northern District of California; Case No. C0501804. This lawsuit, filed in April 2005 and served on the Company in May 2005, is a purported class action on behalf of all persons and entities that have purchased caskets in the United States. The suit names as defendants the Company and four other public companies involved in the funeral or casket industry. The plaintiffs allege that defendants violated federal and state antitrust laws by engaging in anticompetitive practices with respect to sales of caskets and overcharged for caskets. The lawsuit seeks injunctions, an unspecified amount of monetary damages and treble damages. Since this lawsuit is in its preliminary stages, no discovery has occurred, and we cannot quantify its ultimate liability, if any, for the payment of damages. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend itself in this action.

        Ralph Fancher et al v. Alderwoods Group, Inc. et al;    In the United States District Court, Eastern District of Tennessee at Greenville; Case No. 2:05CV145. This lawsuit, filed and served on the Company in May 2005, makes claims similar to those made in the Funeral Consumers Alliance lawsuit, again purporting to allege a national class action and seeking relief which would be essentially duplicative of that sought in the Funeral Consumers Alliance lawsuit. Since this lawsuit is in its preliminary stages, no discovery has occurred, and the Company cannot quantify its ultimate liability, if any, for the payment of damages. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend itself in this action.

        Maria Magsarili, et al v. Alderwoods Group, Inc. et al;    In the United States District Court, Northern District of California; Case No. C052792MEJ. This lawsuit, filed and served on the Company in July 2005, makes claims similar to those made in the Funeral Consumers Alliance lawsuit and Fancher lawsuit described above, purporting to allege a national class action and seeking relief which would be essentially duplicative of the other two suits. Since this lawsuit is in its preliminary stages, no discovery has occurred, and the Company cannot quantify its ultimate liability, if any, for the payment of damages. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend itself in this action.

        Richard Sanchez el al v. Alderwoods Group, Inc. et al;    In the Superior Court of the State of California, for the County of Los Angeles, Central District; Case No. BC328962. This lawsuit, filed in February 2005 and served on the Company in April 2005, seeks to certify a nationwide class on behalf of all plaintiffs who purchased funeral goods and services from the Company. Plaintiffs allege that federal and California regulations and statutes required the Company to disclose its markups on all items obtained from third parties in connection with funeral service contracts and that the failure to make certain disclosures of markups resulted in breach of contract and other legal claims. Plaintiffs seek to recover an unspecified amount of monetary damages, attorneys' fees, costs and unspecified "injunctive and declaratory relief." Since this lawsuit is in its preliminary stages, no discovery has occurred, and the Company cannot quantify its ultimate liability, if any, for the payment of damages. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend itself in this action.

        In addition, the Company is party to other legal proceedings in the ordinary course of business, and does not expect the outcome of these proceedings, individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 5.    SUPPLEMENTARY STATEMENTS OF CASH FLOWS DISCLOSURE

        Supplemental disclosures related to the statement of cash flows consist of the following:

	12 Weeks Ended		24 Weeks Ended
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004
Decrease (increase) in assets:
Receivables, net of allowances
Trade	$4,352	$6,136	$11,483	$10,082
Other	(14,991)	(5,069)	(14,385)	(6,666)
Inventories	(199)	(1,359)	(254)	(1,962)
Prepaid expenses	1,043	(765)	17,149	(3,642)
Cemetery property	(3,139)	(1,007)	(4,076)	(2,026)
Other assets	(1,460)	(1,043)	(3,547)	(5,041)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	906	7,777	(10,501)	(19,441)
Net effect of pre-need receivables and deferred revenue	(1,590)	7,420	2,933	13,321
Other liabilities	3,634	198	(2,892)	4,518
Insurance policy liabilities	(244)	489	767	870
Other changes in non-cash balances	(2,136)	221	(3,529)	(8,245)

	$(13,824)	$12,998	$(6,852)	$(18,232)

Supplemental information:
Interest paid	$3,008	$5,203	$14,864	$22,449
Income taxes paid, net of refunds	1,741	2,401	2,132	2,819
Bad debt expense	633	875	1,166	1,837
Non-cash investing and financing activities:
Stock issued in connection with the settlement of certain unsecured claims	—	—	—	31
Stock issued as compensation in lieu of cash	48	39	63	84
Restricted cash investing and financing activities:
Purchases of funeral, cemetery, and perpetual care trust investments	249,159	38,923	356,433	67,690
Proceeds on disposition and maturities of funeral, cemetery, and perpetual care trust investments	265,648	43,601	413,116	71,100
Increase in non-controlling interests in funeral, cemetery and perpetual care trusts	11,758	13,004	23,346	23,016
Decrease in non-controlling interests in funeral, cemetery and perpetual care trusts upon fulfillment of pre-need contracts	22,397	10,946	36,411	23,881

NOTE 6.    SUPPLEMENTARY FINANCIAL INFORMATION

        A summary of certain balance sheet accounts is as follows:

	June 18, 2005	January 1, 2005
Receivables, net of allowances:
Customer receivables	$58,596	$68,721
Allowance for doubtful accounts	(10,239)	(12,029)
Other	24,153	9,753

	$72,510	$66,445

Pre-need funeral receivables and trust investments:
Customer receivables	$37,264	$37,146
Allowance for contract cancellations and refunds	(16,251)	(17,287)
Funeral trust investments	284,286	288,928
Amounts receivable from funeral trusts, net of allowances	28,632	27,243

	$333,931	$336,030

Pre-need cemetery receivables and trust investments:
Customer receivables	$67,439	$64,130
Unearned finance income	(6,064)	(5,759)
Allowance for contract cancellations and refunds	(18,993)	(17,538)
Cemetery merchandise and service trust investments	264,972	270,821

	$307,354	$311,654

Cemetery property:
Developed land and lawn crypts	$36,954	$37,623
Undeveloped land	30,924	30,685
Mausoleums	49,711	50,734

	$117,589	$119,042

Property and equipment:
Land	$161,136	$166,252
Buildings and improvements	372,787	368,501
Automobiles	12,723	13,014
Furniture, fixtures and equipment	61,670	54,432
Computer hardware and software	24,576	23,310
Accumulated depreciation and amortization	(98,692)	(85,254)

	$534,200	$540,255

Other assets:
Intangible assets	$16,948	$15,060
Debt issue costs	8,856	10,339
Notes receivable	3,105	2,696
Other	13,684	8,987

	$42,593	$37,082

Accounts payable and accrued liabilities:
Trade payables	$13,924	$19,847
Interest	5,381	7,210
Accrued liabilities	15,609	32,423
Accrued insurance	17,316	18,058
Accrued taxes	48,822	44,785
Other	28,943	18,339

	$129,995	$140,662

Deferred pre-need contract revenue:
Funeral	$70,136	$69,098
Cemetery	18,830	13,873

	$88,966	$82,971

Other liabilities:
Perpetual care liability	$7,546	$7,490
Other	13,343	14,464

	$20,899	$21,954

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

For the 12 Weeks Ended:	Funeral	Cemetery	Insurance	Other	Consolidated
Revenue earned from external sales:
June 18, 2005	$110,501	$43,914	$22,363	$—	$176,778
June 19, 2004	$106,306	$38,271	$17,704	$—	$162,281
Income from operations:
June 18, 2005	$20,493	$7,275	$830	$(1,702)	$26,896
June 19, 2004	$24,361	$5437	$485	$(9,558)	$20,725
Depreciation and amortization:
June 18, 2005	$5,724	$3,970	$26	$1,238	$10,958
June 19, 2004	$5,440	$2,768	$27	$712	$8,947

For the 24 Weeks Ended:	Funeral	Cemetery	Insurance	Other	Consolidated
Revenue earned from external sales:
June 18, 2005	$234,514	$82,218	$43,931	$—	$360,663
June 19, 2004	$228,247	$74,827	$36,110	$—	$339,184
Income from operations:
June 18, 2005	$50,254	$13,752	$2,113	$(12,346)	$53,773
June 19, 2004	$51,003	$10,615	$1,387	$(21,257)	$41,748
Depreciation and amortization:
June 18, 2005	$11,436	$7,255	$66	$2,338	$21,095
June 19, 2004	$10,919	$5,688	$74	$1,419	$18,100
Total assets at:
June 18, 2005	$1,110,654	$817,683	$298,295	$66,069	$2,292,701
January 1, 2005	$1,154,019	$878,349	$272,823	$67,236	$2,372,427
Goodwill at:
June 18, 2005	$321,075	$—	$—	$—	$321,075
January 1, 2005	$321,134	$—	$—	$—	$321,134

        The following table reconciles earnings from operations of reportable segments to total income and identifies the components of "Other" segment earnings from operations:

	12 Weeks Ended		24 Weeks Ended
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004
Earnings from operations of funeral, cemetery and insurance segments	$28,598	$30,283	$66,119	$63,005
Other expenses of operations:
General and administrative expenses	$(1,702)	$(9,558)	$(12,346)	$(21,257)

Income from operations	$26,896	$20,725	$53,773	$41,748

NOTE 8.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL INFORMATION

        The following presents the condensed consolidating guarantor financial information as of June 18, 2005 and January 1, 2005 and for the 12 and 24 weeks ended June 18, 2005 and June 19, 2004 for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the 7.75% senior unsecured notes due in 2012, and the Company's subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Canadian and Puerto Rican subsidiaries, insurance subsidiaries and certain domestic subsidiaries that are prohibited by law from guaranteeing the 7.75% senior unsecured notes due in 2012.

Alderwoods Group, Inc.
Condensed Consolidating Balance Sheets (unaudited)
Expressed in thousands of dollars

	June 18, 2005
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
ASSETS
Cash and cash equivalents	$—	$8,728	$3,262	$—	$11,990
Other current assets	—	84,906	13,934	—	98,840
Pre-need funeral receivables and trust investments	—	257,650	287,005	(210,724)	333,931
Pre-need cemetery receivables and trust investments	—	284,632	271,316	(248,594)	307,354
Property and equipment and cemetery property	—	548,238	103,551	—	651,789
Insurance invested assets	—	—	271,663	—	271,663
Goodwill	—	272,225	48,850	—	321,075
Investment in subsidiaries	1,036,643	(105,639)	—	(931,004)	—
Cemetery perpetual care trust investment	—	700	245,230	—	245,930
Other assets	8,856	19,972	21,301	—	50,129

Total assets	$1,045,499	$1,371,412	$1,266,112	$(1,390,322)	$2,292,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities	$42,179	$68,724	$19,092	$—	$129,995
Current maturities of long-term debt	—	2,580	40	—	2,620
Intercompany, net of investments in and advances to affiliates	22,893	(79,087)	197,293	(141,099)	—
Long-term debt	400,707	6,517	23	—	407,247
Deferred pre-need funeral and cemetery contract revenue and non-controlling interest in funeral and cemetery trusts	—	527,027	569,257	(459,319)	636,965
Insurance policy liabilities	—	—	238,164	—	238,164
Other liabilities	16	46,260	7,126	—	53,402
Non-controlling interest in perpetual care trusts	—	—	244,604	—	244,604
Stockholders' equity	579,704	799,391	(9,487)	(789,904)	579,704

Total liabilities and stockholders' equity	$1,045,499	$1,371,412	$1,266,112	$(1,390,322)	$2,292,701

Alderwoods Group, Inc.
Condensed Consolidating Balance Sheets
Expressed in thousands of dollars

	January 1, 2005
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
ASSETS
Cash and cash equivalents	$—	$6,385	$2,994	$—	$9,379
Other current assets	—	98,759	12,038	—	110,797
Assets held for sale	—	31,695	72,649	(22,288)	82,056
Pre-need funeral receivables and trust investments	—	261,568	292,069	(217,607)	336,030
Pre-need cemetery receivables and trust investments	—	283,435	271,003	(242,784)	311,654
Property and equipment and cemetery property	—	557,671	101,626	—	659,297
Insurance invested assets	—	—	250,785	—	250,785
Goodwill	—	274,691	46,443	—	321,134
Investment in subsidiaries	995,959	(98,582)	—	(897,377)	—
Cemetery perpetual care trust investment	—	827	245,225	—	246,052
Other assets	10,339	15,926	18,978	—	45,243

Total assets	$1,006,298	$1,432,375	$1,313,810	$(1,380,056)	$2,372,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities	$42,827	$84,062	$13,773	$—	$140,662
Current maturities of long-term debt	4,509	2,838	1,736	—	9,083
Intercompany, net of investments in and advances to affiliates	(43,793)	(28,860)	184,458	(111,805)	—
Liabilities associated with assets held for sale	—	24,515	59,201	(22,288)	61,428
Long-term debt	446,826	7,708	23	—	454,557
Deferred pre-need funeral and cemetery contract revenue and non-controlling interest in funeral and cemetery trusts	—	521,111	575,868	(460,391)	636,588
Insurance policy liabilities	—	—	214,745	—	214,745
Other liabilities	16	29,410	12,885	—	42,311
Non-controlling interest in perpetual care trusts	—	—	257,141	—	257,141
Stockholders' equity	555,913	791,591	(6,020)	(785,572)	555,912

Total liabilities and stockholders' equity	$1,006,298	$1,432,375	$1,313,810	$(1,380,056)	$2,372,427

Alderwoods Group, Inc.
Condensed Consolidating Statement of Operations (unaudited)
Expressed in thousands of dollars

	12 Weeks Ended June 18, 2005
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
Revenues	$—	$134,168	$42,610	$—	$176,778
Costs and expenses	—	109,596	38,992	—	148,588
General and administrative expenses	(181)	(12,990)	14,873	—	1,702
Provision for asset impairment	—	(408)	—	—	(408)

Income (loss) from operations	181	37,970	(11,255)	—	26,896
Interest on long-term debt	6,798	216	(22)	21	7,013
Intercompany charges	2,938	4,273	(7,211)	—	—
Other expense (income), net	—	(197)	153	—	(44)

Income (loss) before income taxes	(9,555)	33,678	(4,175)	(21)	19,927
Income taxes	(839)	22,685	258	(15,103)	7,001

Net income (loss) from continuing operations	(8,716)	10,993	(4,433)	15,082	12,926

Equity in subsidiaries	20,799	(890)		(19,909)	—
Discontinued operations
Income (loss) from discontinued operations	—	(703)	103	21	(579)
Income taxes	—	—	266	—	266

Net income (loss) from discontinued operations	—	(703)	(163)	21	(845)

Net income (loss)	$12,083	$9,400	$(4,596)	$(4,806)	$12,081

Alderwoods Group, Inc.
Condensed Consolidating Statement of Operations (unaudited)
Expressed in thousands of dollars

	12 Weeks Ended June 19, 2004
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
Revenues	$—	$126,019	$36,262	$—	$162,281
Costs and expenses	—	100,859	32,637	—	133,496
General and administrative expenses	—	(1,075)	10,634	—	9,559
Provision for asset impairment	—	(1,531)	32	—	(1,499)

Income (loss) from operations	—	27,766	(7,041)	—	20,725
Interest on long-term debt	14,060	368	43	(972)	13,499
Intercompany charges	2,026	2,035	(4,061)	—	—
Other expense (income), net	—	1,974	(198)	—	1,776

Income (loss) before income taxes	(16,086)	23,389	(2,825)	972	5,450
Income taxes	1,810	10,259	364	(10,248)	2,185

Net income (loss) from continuing operations	(17,896)	13,130	(3,189)	11,220	3,265

Equity in subsidiaries	11,421	(5,027)	—	(6,394)	—
Discontinued operations
Loss from discontinued operations	—	(4,478)	(2,666)	(972)	(8,116)
Income taxes	—	798	827	—	1,625

Net loss	—	(5,276)	(3,493)	(972)	(9,741)

Net income (loss)	$(6,475)	$2,827	$(6,682)	$3,854	$(6,476)

Alderwoods Group, Inc.
Condensed Consolidating Statement of Operations (unaudited)
Expressed in thousands of dollars

	24 Weeks Ended June 18, 2005
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
Revenues	$—	$274,526	$86,137	$—	$360,663
Costs and expenses	—	219,541	76,630	—	296,171
General and administrative expenses	(262)	(14,124)	26,732	—	12,346
Provision for asset impairment	—	(1,606)	(21)	—	(1,627)

Income (loss) from operations	262	70,715	(17,204)	—	53,773
Interest on long-term debt	14,108	402	18	—	14,528
Intercompany charges	5,147	10,756	(15,903)	—	—
Other expense (income), net	—	(6,124)	281	—	(5,843)

Income (loss) before income taxes	(18,993)	65,681	(1,600)	—	45,088
Income taxes	(663)	46,640	1,511	(29,295)	18,193

Net income (loss) from continuing operations	(18,330)	19,041	(3,111)	29,295	26,895

Equity in subsidiaries	43,548	(812)	—	(42,736)	—
Discontinued operations
Loss from discontinued operations	—	(1,248)	(164)	—	(1,412)
Income taxes	—	—	266	—	266

Net loss from discontinued operations	—	(1,248)	(430)	—	(1,678)

Net income (loss)	$25,218	$16,981	$(3,541)	$(13,441)	$25,217

Alderwoods Group, Inc.
Condensed Consolidating Statement of Operations (unaudited)
Expressed in thousands of dollars

	24 Weeks Ended June 19, 2004
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
Revenues	$—	$264,302	$74,882	$—	$339,184
Costs and expenses	—	209,843	65,764	—	275,607
General and administrative expenses	2	1	21,254	—	21,257
Provision for asset impairment	—	440	132	—	572

Income (loss) from operations	(2)	54,018	(12,268)	—	41,748
Interest on long-term debt	19,848	759	99	(1,943)	18,763
Intercompany charges	3,606	8,251	(11,857)	—	—
Other expense (income), net	—	741	(63)	—	678

Income (loss) before income taxes	(23,456)	44,267	(447)	1,943	22,307
Income taxes	1,833	24,403	1,695	(20,158)	7,773

Net income (loss) from continuing operations	(25,289)	19,864	(2,142)	22,101	14,534

Equity in subsidiaries	23,651	(5,620)	—	(18,031)	—
Discontinued operations
Loss from discontinued operations	—	(14,016)	(1,259)	(1,943)	(17,218)
Income taxes	—	(2,921)	1,875	—	(1,046)

Net loss from discontinued operations	—	(11,095)	(3,134)	(1,943)	(16,172)

Net income (loss)	$(1,638)	$3,149	$(5,276)	$2,127	$(1,638)

Alderwoods Group, Inc.
Condensed Consolidating Statement of Cash Flows (unaudited)
Expressed in thousands of dollars

	12 Weeks Ended June 18, 2005
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities of continuing operations	$18,893	$(11,246)	$21,090	$(21)	$28,716
Cash flows from operating activities of discontinuing operations	—	394	(1,226)	21	(811)
Cash flows from investing activities of continuing operations	—	(4,657)	(13,840)	—	(18,497)
Cash flows from investing activities of discontinuing operations	—	6,033	711	—	6,744
Cash flows from financing activities of continuing operations	(18,893)	(633)	(1,503)	—	(21,029)
Cash flows from financing activities of discontinuing operations	—	(11)		—	(11)

Increase (decrease) in cash and cash equivalents	—	(10,120)	5,232	—	(4,888)
Cash and cash equivalents, beginning of period	—	18,848	(1,970)	—	16,878

Cash and cash equivalents, end of period	$—	$8,728	$3,262	$—	$11,990

Alderwoods Group, Inc.
Condensed Consolidating Statement of Cash Flows (unaudited)
Expressed in thousands of dollars

	12 Weeks Ended June 19, 2004
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities of continuing operations	$15,511	$12,671	$4,492	$972	$33,646
Cash flows from operating activities of discontinuing operations	—	5,912	1,601	(1,025)	6,488
Cash flows from investing activities of continuing operations	—	(3,622)	(5,155)	—	(8,777)
Cash flows from investing activities of discontinuing operations	—	1,471	(720)	—	751
Cash flows from financing activities of continuing operations	(15,511)	(3,690)	(115)	53	(19,263)
Cash flows from financing activities of discontinuing operations	—	(48)		—	(48)

Increase in cash and cash equivalents	—	12,694	103	—	12,797
Cash and cash equivalents, beginning of period	—	31,748	3,661	—	35,409

Cash and cash equivalents, end of period	$—	$44,442	$3,764	$—	$48,206

Alderwoods Group, Inc.
Condensed Consolidating Statement of Cash Flows (unaudited)
Expressed in thousands of dollars

	24 Weeks Ended June 18, 2005
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities of continuing operations	$49,534	$(5,790)	$27,197	$—	$70,941
Cash flows from operating activities of discontinuing operations	—	661	(1,262)	—	(601)
Cash flows from investing activities of continuing operations	—	2,870	(25,766)	—	(22,896)
Cash flows from investing activities of discontinuing operations	—	6,127	1,779	—	7,906
Cash flows from financing activities of continuing operations	(49,534)	(1,516)	(1,632)	—	(52,682)
Cash flows from financing activities of discontinuing operations	—	(9)	(48)	—	(57)

Increase in cash and cash equivalents	—	2,343	268	—	2,611
Cash and cash equivalents, beginning of period	—	6,385	2,994	—	9,379

Cash and cash equivalents, end of period	$—	$8,728	$3,262	$—	$11,990

Alderwoods Group, Inc.
Condensed Consolidating Statement of Cash Flows (unaudited)
Expressed in thousands of dollars

	24 Weeks Ended June 19, 2004
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities of continuing operations	$19,528	$3,734	$13,344	$1,943	$38,549
Cash flows from operating activities of discontinuing operations	—	5,565	3,879	(2,077)	7,367
Cash flows from investing activities of continuing operations	—	4,538	(14,984)	—	(10,446)
Cash flows from investing activities of discontinuing operations	—	3,413	(3,539)	—	(126)
Cash flows from financing activities of continuing operations	(19,528)	(8,985)	(233)	134	(28,612)
Cash flows from financing activities of discontinuing operations	—	(95)	(43)	—	(138)

Increase (decrease) in cash and cash equivalents	—	8,170	(1,576)	—	6,594
Cash and cash equivalents, beginning of period	—	36,271	5,341	—	41,612

Cash and cash equivalents, end of period	$—	$44,441	$3,765	$—	$48,206

NOTE 9.    PROVISION FOR ASSET IMPAIRMENT

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

        During the 12 weeks ended June 18, 2005, as part of the Company's ongoing assessment to ensure that each of the Company's properties fit into the Company's strategy, the Company identified eight funeral homes and one combination property for sale. These properties remain unsold as of June 18, 2005. The carrying amount of these locations was $3,891,000. The fair market values were determined by specific offers or bids, or estimates based on comparable recent sales transactions. The Company has recorded a pre-tax long-lived asset impairment of $250,000 to record those assets available for sale at the lower of carrying amount of fair market value less estimated costs to sell. For the 24 weeks ended June 18, 2005, these properties had funeral home revenues and costs of $947,000 and $866,000 (June 19, 2004 — $773,000 and $774,000), respectively, and cemetery revenues and costs of $196,000 and $167,000 (June 19, 2004 — $252,000 and $206,000), respectively.

        The assets of $8,820,000 (January 1, 2005 — $9,576,000) and liabilities of $4,929,000 (January 1, 2005 — $5,545,000) of these locations have not been reclassified to assets held for sale and liabilities associated with assets held for sale in the balance sheet.

        During the 12 weeks ended June 18, 2005, the Company also reversed a previous impairment of $639,000 to reflect an adjustment to the carrying amount of real estate previously sold.

        During the 12 weeks ended June 19, 2004, the Company reversed a previous impairment of $1,499,000 to remove certain locations from discontinued operations because they were no longer going to be sold, or were going to be sold for higher proceeds as real estate.

        The asset impairment provisions include management estimates. As a result, actual results could differ significantly from these estimates.

NOTE 10.    DISCONTINUED OPERATIONS OF ASSETS HELD FOR SALE

        Over the previous three fiscal years, the Company engaged in a substantial strategic market rationalization assessment to dispose of cemetery and funeral operating locations that did not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land. The Company will on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit into the Company's strategy (Note 9).

        As of June 18, 2005, the Company has completed the strategic market rationalization program except for one cemetery which was classified back to continuing operations during the 12 weeks ended June 18, 2005.

        The operating results of discontinued operations are summarized in the following table:

	12 Weeks Ended		24 Weeks Ended
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004
Revenue
Funeral	$394	$5,573	$1,853	$12,427
Cemetery	144	4,175	598	8,501
Insurance	—	12,451	—	25,848

	$538	$22,199	$2,451	$46,776

Gross margin
Funeral	$(170)	$476	$(152)	$1,037
Cemetery	(60)	413	(237)	396
Insurance	—	2,374	—	5,181

	(230)	3,263	(389)	6,614
Provision for asset impairment	—	10,938	568	22,466
Other expense (income), net	371	(544)	455	(601)

Loss from discontinued operations	(601)	(7,131)	(1,412)	(15,251)
Interest on long-term debt	(22)	985	—	1,967

Loss from discontinued operations, before tax	(579)	(8,116)	(1,412)	(17,218)
Income tax provision for discontinued operations	266	1,625	266	(1,046)

Net loss from discontinued operations	$(845)	$(9,741)	$(1,678)	$(16,172)

Depreciation included in gross margin of discontinued operations	$7	$153	$20	$300

        Details of assets held for sale at January 1, 2005, are as follows:

	Funeral	Cemetery	Total
Assets held for sale
Current assets	$2,141	$215	$2,356
Pre-need receivables and trust investments	21,818	33,790	55,608
Cemetery property	—	—	—
Property and equipment	11,110	—	11,110
Other assets	209	12,773	12,982

	$35,278	$46,778	$82,056

Liabilities associated with assets held for sale
Current liabilities	$67	$260	$327
Deferred pre-need contract revenue	1,971	3,691	5,662
Non-controlling interest in funeral and cemetery trusts	20,034	34,306	54,340
Other liabilities	412	687	1,099

	$22,484	$38,944	$61,428

Non-controlling interest in perpetual care trusts	$—	$11,819	$11,819

NOTE 11.    INCOME PER SHARE

        The basic and diluted income per share computations for net income were as follows:

	12 Weeks Ended		24 Weeks Ended
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004
Income (numerator):
Net income (loss) attributable to Common stockholders	$12,081	$(6,476)	$25,217	$(1,638)

Shares (denominator):
Basic weighted average number of shares of Common stock outstanding (thousands)	40,108	39,997	40,078	39,993
Effect of stock options assumed exercised	1,282	1,300	1,297	1,176

Diluted weighted average number of shares of Common stock outstanding (thousands)	41,390	41,297	41,375	41,169

        For the 12 and 24 weeks ended June 18, 2005, 2,604,500 employee and director stock options were dilutive to earnings and are included in the computation of diluted earnings per share. Employee and director stock options to purchase 1,762,500 shares of Common stock and warrants to purchase 2,992,000 shares of Common stock were not included in the computation of diluted earnings per share, because they were anti-dilutive.

NOTE 12.    SUBSEQUENT EVENT

        On July 14, 2005 the Company and certain of its subsidiaries entered into a settlement agreement with, among others, the makers of the notes representing $15 million in aggregate principal amount issued to such subsidiaries as part of the purchase price for the 2001 sale by the predecessor company of its interests in certain Michigan cemeteries. As part of the settlement, the Company received $11.5 million in satisfaction of all outstanding obligations under the notes, including approximately $600,000 in accrued and unpaid interest under the notes. The Company had established an allowance against the full principal amount of the notes at the time of sale of the cemeteries due to concerns over collectability of the notes. For the 12 weeks ended June 18, 2005, the Company has recorded the $10.9 million reduction in the allowance in general and administrative expenses.

        On July 21, 2005, the Board of Directors of Alderwoods Group: (1) adopted new employment agreements with each of John S. Lacey, Chairman of the Board, Paul A. Houston, President and Chief Executive Officer, Kenneth A. Sloan, Executive Vice President, Chief Financial Officer, and Ross S. Caradonna, Executive Vice President, Chief Information Officer, in each case to be effective August 1, 2005 and to replace the existing employment agreement with such individual; (2) adopted an amendment to the 2003-2005 Executive Strategic Incentive Plan; and (3) adopted the 2005-2007 Executive Strategic Incentive Plan.

        Alderwoods Group is filing, on the date of the filing of this Quarterly Report on Form 10-Q, a Current Report on Form 8-K that contains further details with respect to these actions, as well as certain other recent actions taken by the Board of Directors and the Compensation Committee.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Alderwoods Group, Inc., a Delaware corporation ("Alderwoods Group" and, together with its subsidiaries unless the context otherwise requires, the "Company"), is the second largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As of June 18, 2005, the Company operated 623 funeral homes, 73 cemeteries and 60 combination funeral homes and cemeteries throughout North America. As of June 19, 2004, the Company operated 716 funeral homes, 130 cemeteries and 61 combination funeral homes and cemeteries throughout North America.

        Alderwoods Group is a holding company owning, directly or indirectly, the capital stock of approximately 207 subsidiaries through which funeral, cemetery and insurance businesses are operated.

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

        Insurance Operations.    The Company operates an insurance subsidiary licensed in a total of 35 states. This insurance subsidiary sells a variety of insurance products, primarily for the funding of pre-need funerals.

Critical Accounting Policies

        Accounting policies that the Company believes are both most important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgments are described under Item 7. "— Management's Discussion and Analysis of Financial Condition and Results of Operations" in Alderwoods Group's Annual Report on Form 10-K for the 52 weeks ended January 1, 2005, as filed with the U.S. Securities and Exchange Commission ("SEC"). There have been no changes to the Company's critical accounting policies in the 12 weeks ended June 18, 2005.

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

Results of Operations

        Detailed below are the operating results of the Company for the 12 and 24 weeks ended June 18, 2005 and June 19, 2004. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of revenue.

        The following provides a detailed discussion of continuing operations, which consist of those business operations the Company owned and operated both for the entire current and prior fiscal quarters and that the Company plans to retain, and those business operations that have been opened during either the current or prior fiscal quarters and that the Company plans to retain. Discontinued operations consist of those business operations that have been sold or closed during either the current or prior fiscal quarters and the business operations that are currently being offered for sale. As of June 18, 2005, the Company has completed the sale of all the locations classified as discontinued operations in its strategic market rationalization except for one cemetery which was classified back to continuing operations during the 12 weeks ended June 18, 2005. This program is now complete.

        The operations of the Company comprise three business segments: funeral homes, cemeteries and insurance. Additional segment information is provided in Note 7 of the Company's interim consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

12 Weeks Ended June 18, 2005 Compared to 12 Weeks Ended June 19, 2004

	12 Weeks Ended
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004
	(in millions)	(in millions)	(percentages)	(percentages)
Revenue
Funeral	$110.5	$106.3	62.5	65.5
Cemetery	43.9	38.3	24.8	23.6
Insurance	22.4	17.7	12.7	10.9

Total	$176.8	$162.3	100.0	100.0

Gross margin
Funeral	$20.1	$22.9	18.1	21.5
Cemetery	7.3	5.4	16.4	14.1
Insurance	0.8	0.5	3.6	2.8

Total	28.2	28.8	16.0	17.7

Expenses
General and administrative	1.7	9.6	0.9	5.9
Provision for asset impairment	(0.4)	(1.5)	(0.2)	(1.0)

Income from operations	26.9	20.7	15.3	12.8
Interest on long-term debt and refinancing costs	7.0	13.5	4.0	8.3
Other expense (income), net	—	1.8	—	1.1

Income before income taxes	19.9	5.4	11.3	3.4
Income taxes	7.0	2.2	4.0	1.4

Net income from continuing operations	12.9	3.2	7.3	2.0
Loss from discontinued operations, net of tax	(0.8)	(9.7)	(0.5)	(6.0)

Net income (loss)	$12.1	$(6.5)	6.8	(4.0)

        Other information for the 12 weeks ended June 18, 2005, and 12 weeks ended June 19, 2004, is summarized in the following table.

			Increase
	June 18, 2005	June 19, 2004
Continuing Operations:			(amount)	(percentages)
Funeral — Other Information
Number of funeral services performed	26,693	26,363	330	1.3
Number of same site funeral services performed	26,660	26,267	393	1.5
Average revenue per funeral service	$4,140	$4,033	$107	2.7
Same site average revenue per funeral service	$4,142	$4,030	$112	2.8
Pre-need funeral contracts written (in millions)	$47.0	$44.1	$2.9	6.6
Pre-need funeral conversion (percentages)	27	26	1	—
Cemetery — Other Information
Number of cemetery interments	10,984	10,419	565	5.4
Pre-need cemetery contracts written (in millions)	$24.8	$21.0	$3.8	18.3

Continuing Operations

        Consolidated revenue of $176.8 million for the 12 weeks ended June 18, 2005, increased by $14.5 million, or 8.9%, compared to the corresponding period in 2004, reflecting increases in all business segment revenues. Consolidated gross margin as a percentage of revenue decreased to 16.0% for the 12 weeks ended June 18, 2005, from 17.7% for the corresponding period in 2004.

        Funeral revenue of $110.5 million for the 12 weeks ended June 18, 2005, increased by $4.2 million, compared to $106.3 million for the corresponding period in 2004, primarily as a result of an increase of $107, or 2.7%, in average revenue per funeral service performed and an increase in the number of funeral services performed. The number of funeral services performed during the 12 weeks ended June 18, 2005 increased by 1.3% from the corresponding period in 2004. The increase in average revenue per funeral service performed was achieved through adjusting the pricing and mix of merchandise and services offered to customer families that were designed both to meet customer family needs and to increase average revenues.

        On a same site basis funeral revenue was $110.4 million for the 12 weeks ended June 18, 2005, an increase of $4.5 million compared to $105.9 million for the corresponding period in 2004, primarily as a result of an increase of $112, or 2.8%, in average revenue per funeral service performed and an increase of 1.5% in the number of funeral services performed from the corresponding period in 2004.

        The number of cremation services performed as a percentage of total services performed increased to 36.9% for the 12 weeks ended June 18, 2005, compared to 34.9% for the corresponding period in 2004, consistent with national trends. The number of cremation services performed may impact funeral revenue, as the average revenue per cremation service is typically lower than the average revenue for a traditional funeral service.

        Funeral gross margin as a percentage of revenue decreased to 18.1% for the 12 weeks ended June 18, 2005, compared to 21.5% for the corresponding period in 2004. The decrease in gross margin was primarily due to increased wages, training and advertising costs related to the Company's expanded field management structure and investment in programs designed to build local brand awareness and generate future growth.

        Pre-need funeral contracts written for the 12 weeks ended June 18, 2005, were $47.0 million, compared to $44.1 million for the corresponding period in 2004. The Company is continuing its program to increase pre-need sales. For the 12 weeks ended June 18, 2005, 27% of the funeral services performed were derived from the pre-need backlog, compared to 26% during the 12 weeks ended June 19, 2004. The

Company manages the cash impact of its pre-need funeral sales program primarily by offsetting direct costs, including commissions paid to counselors, with either general agency commissions received from third party and related insurance companies or amounts not required to be trusted. Pre-need funeral sales are important, because over time, they build the foundation for future funeral revenue and generate positive cash flow when the funeral service is performed.

        Cemetery revenue of $43.9 million for the 12 weeks ended June 18, 2005, was $5.6 million, or 14.6%, higher than cemetery revenue for the corresponding period in 2004, primarily due to increased pre-need space sales of $3.8 million at the Company's Rose Hills subsidiary, combined with an overall increase in the number of cemetery interments.

        Cemetery gross margin as a percentage of revenue increased to 16.4% for the 12 weeks ended June 18, 2005, compared to 14.1% for the corresponding period in 2004, primarily due to the increased pre-need space sales and cemetery interments.

        Pre-need cemetery contracts written for the 12 weeks ended June 18, 2005, were $24.8 million, compared to $21.0 million for the corresponding period in 2004. The increase in pre-need cemetery contracts written was primarily due to higher sales of cemetery spaces at the Company's Rose Hills subsidiary. Pre-need cemetery sales may initially decrease cash flows if the amount of cash initially collected is insufficient to cover the amount required to be trusted, sales commissions, and other direct costs paid out. However, this net cash flow impact is not significant, as the Company sets minimum down payments, maximum terms and sales commission rates to maximize cash flow. The Company believes that pre-need cemetery sales are important, because over time, they generate positive cash flow and build the foundation for future cemetery revenue.

        Insurance revenue for the 12 weeks ended June 18, 2005, increased $4.7 million, or 26.6%, compared to the corresponding period in 2004, primarily due to increases in premiums of $4.2 million. Insurance premium revenue is dependent on the level of pre-need funeral contracts written over time that are funded by the Company's insurance subsidiary. Insurance production represents the insurance segment's participation in the Company's pre-need funeral contracts and for the 12 weeks ended June 18, 2005 was $32.3 million compared to $25.9 million for the corresponding period in 2004. Insurance gross margin as a percentage of revenue increased to 3.6% for the 12 weeks ended June 18, 2005, compared to 2.8% for the corresponding period in 2004, primarily due to the revenue increase being at a rate higher than that of the cost increase. The Company expects the insurance gross margin percentage to grow modestly over the near term.

        General and administrative expenses for the Company for the 12 weeks ended June 18, 2005, were $1.7 million, or 0.9% of consolidated revenue, compared to $9.6 million, or 5.9% of consolidated revenue for the corresponding period in 2004. The decrease of $7.9 million is primarily due to the reversal of a $10.9 million allowance for doubtful accounts related to the collection subsequent to June 18, 2005 of notes receivable partially offset by a $1.0 million retirement allowance accrual in the 12 weeks ended June 18, 2005. The amounts in the 12 weeks ended June 19, 2004 were reduced by $0.9 million legal claim accrual reversal and $1.2 million for corporate receivable recoveries that were previously fully reserved against.

        Interest expense on long-term debt for the 12 weeks ended June 18, 2005, was $7.0 million, reflecting the effect of principal repayments and lower interest rates compared to interest expense of $13.5 million for the corresponding period in 2004, as detailed in the following table:

	12 weeks ended
	June 18, 2005	June 19, 2004
	(in millions)
Tender premium on the repurchase of the 12.25% Senior Unsecured Notes due in 2009	$—	$1.1
Amortization of debt issue costs	0.7	0.8
Interest on long-term debt	6.3	12.6
Allocation of interest to discontinued operations	—	(1.0)

Interest on long-term debt	$7.0	$13.5

        Income tax expense for the 12 weeks ended June 18, 2005, was $7.0 million compared to $2.2 million for the corresponding period in 2004. The effective rate of tax was 35.1% for the 12 weeks ended June 18, 2005, compared to 40.0% for the 12 weeks ended June 19, 2004. The effective tax rate varied from the statutory tax rate for the 12 weeks ended June 18, 2005, because in certain jurisdictions, there was a decrease in the valuation allowance for which the benefit has not been recognized in income tax expense. The decrease was attributable to the realization of the benefits of the tax assets that had a corresponding valuation allowance established on January 2, 2002 which will result in a reduction to goodwill established on January 2, 2002.

        At December 31, 2001, the Company had accrued $57.1 million of reorganization costs related to costs incurred during it's predecessor's reorganization, as well as costs incurred in connection with the actual emergence from reorganization proceedings and various related activities. As of June 18, 2005, the balance of $1.7 million of reorganization costs, primarily consisting of an accrual for a legal fee reimbursement, has been included in accounts payable and accrued liabilities

Discontinued Operations

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

        As of June 18, 2005, the Company has completed the strategic market rationalization program except for one cemetery which was classified back to continuing operations during the 12 weeks ended June 18, 2005.

        The Company had classified all the locations identified in its strategic market rationalization program for disposal as assets held for sale in the consolidated balance sheets and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition as income from discontinued operations. Depreciation and amortization is not recorded once an asset has been identified as held for sale. The Company has also reclassified the prior fiscal periods to reflect any comparative amounts on a similar basis. All discontinued operations financial information presented under the insurance segment relate to Security Plan Life Insurance Company.

        During the 12 weeks ended June 18, 2005, the Company sold 17 funeral, two cemetery and four combination locations for gross proceeds of $6.1 million.

24 weeks Ended June 18, 2005 Compared to 24 weeks Ended June 19, 2004

	24 weeks Ended
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004
	(in millions)	(in millions)	(percentages)	(percentages)
Revenue
Funeral	$234.5	$228.2	65.0	67.3
Cemetery	82.2	74.8	22.8	22.1
Insurance	43.9	36.1	12.2	10.6

Total	$360.6	$339.1	100.0	100.0

Gross margin
Funeral	$50.0	$51.8	21.3	22.7
Cemetery	12.4	10.4	15.1	13.9
Insurance	2.1	1.4	4.8	3.9

Total	64.5	63.6	17.9	18.8

Expenses
General and administrative	12.3	21.3	3.4	6.3
Provision for asset impairment	(1.6)	0.6	(0.4)	0.2

Income from operations	53.8	41.7	14.9	12.3
Interest on long-term debt and refinancing costs	14.5	18.8	4.0	5.5
Other expense (income), net	(5.8)	0.6	(1.6)	0.2

Income before income taxes	45.1	22.3	12.5	6.6
Income taxes	18.2	7.8	5.0	2.3

Net income from continuing operations	26.9	14.5	7.5	4.3
Loss from discontinued operations, net of tax	(1.7)	(16.1)	(0.5)	(4.7)

Net income	$25.2	$(1.6)	7.0	(0.5)

        Other information for the 24 weeks ended June 18, 2005, and 24 weeks ended June 19, 2004, is summarized in the following table.

			Increase (decrease)
	June 18, 2005	June 19, 2004
Continuing Operations:			(amount)	(percentages)
Funeral — Other Information
Number of funeral services performed	56,735	56,800	(65)	(0.1)
Number of same site funeral services performed	56,451	56,564	(113)	(0.2)
Average revenue per funeral service	$4,133	$4,018	$115	2.9
Same site average revenue per funeral service	$4,137	$4,015	$122	3.0
Pre-need funeral contracts written (in millions)	$90.3	$84.4	$5.8	6.9
Pre-need funeral conversion (percentages)	27	26	1	—
Cemetery — Other Information
Number of cemetery interments	22,501	22,623	(122)	(0.5)
Pre-need cemetery contracts written (in millions)	$45.8	$39.2	$6.6	16.8

Continuing Operations

        Consolidated revenue of $360.6 million for the 24 weeks ended June 18, 2005, increased by $21.5 million, or 6.3%, compared to the corresponding period in 2004, reflecting increases in all business segment revenues. Consolidated gross margin as a percentage of revenue decreased to 17.9% for the 24 weeks ended June 18, 2005, from 18.8% for the corresponding period in 2004.

        Funeral revenue of $234.5 million for the 24 weeks ended June 18, 2005, increased by $6.3 million, compared to $228.2 million for the corresponding period in 2004, primarily as a result of an increase of $115, or 2.9%, in average revenue per funeral service performed, partially offset by a decrease in the number of funeral services performed. The number of funeral services performed during the 24 weeks ended June 18, 2005 decreased by 0.1% from the corresponding period in 2004. The increase in average revenue per funeral service performed was achieved through adjusting the pricing and mix of merchandise and services offered to customer families that were designed both to meet customer family needs and to increase average revenues.

        On a same site basis funeral revenue was $233.5 million for the 24 weeks ended June 18, 2005, an increase of $6.4 million compared to $227.1 million for the corresponding period in 2004, primarily as a result of an increase of $122, or 3.0%, in average revenue per funeral service performed, partially offset by a decrease of 0.1% in the number of funeral services performed from the corresponding period in 2004.

        The number of cremation services performed as a percentage of total services performed increased to 36.2% for the 24 weeks ended June 18, 2005, compared to 35.0% for the corresponding period in 2004, consistent with national trends. The number of cremation services performed may impact funeral revenue, as the average revenue per cremation service is typically lower than the average revenue for a traditional funeral service.

        Funeral gross margin as a percentage of revenue decreased to 21.3% for the 24 weeks ended June 18, 2005, compared to 22.7% for the corresponding period in 2004. The decrease in gross margin was primarily due to increased wages, training and advertising costs related to the Company's expanded field management structure and investment in programs designed to build local brand awareness and generate future growth.

        Pre-need funeral contracts written for the 24 weeks ended June 18, 2005, were $90.3 million, compared to $84.4 million for the corresponding period in 2004. The Company is continuing its program to increase pre-need sales. For the 24 weeks ended June 18, 2005, 27% of the funeral services performed were derived from backlog, an increase from 26% in the comparative period in 2004. The Company manages the cash impact of its pre-need funeral sales program primarily by offsetting direct costs, including commissions paid to counselors, with either general agency commissions received from third party and related insurance companies or amounts not required to be trusted. Pre-need funeral sales are important, because over time, they build the foundation for future funeral revenue and generate positive cash flow when the funeral service is performed.

        Cemetery revenue of $82.2 million for the 24 weeks ended June 18, 2005, was $7.4 million, or 9.9%, higher than cemetery revenue for the corresponding period in 2004, primarily due to increased space sales of $5.5 million at the Company's Rose Hills subsidiary, combined with an overall increase in the number of cemetary interments and a reduction of $0.7 million in the allowance for cancellation of related customer receivables as a result of analysis of improving collection trends.

        Cemetery gross margin as a percentage of revenue increased to 15.1% for the 24 weeks ended June 18, 2005, compared to 13.9% for the corresponding period in 2004 primarily due to the increased pre-need space sales and cemetary interments.

        Pre-need cemetery contracts written for the 24 weeks ended June 18, 2005, were $45.8 million, compared to $39.2 million for the corresponding period in 2004. The increase in pre-need cemetery contracts written was primarily due to higher sales of cemetery spaces at the Company's Rose Hills subsidiary. Pre-need cemetery sales may initially decrease cash flows if the amount of cash initially collected is insufficient to cover the amount required to be trusted, sales commissions, and other direct costs paid out. However, this cash flow impact is not significant, as the Company sets minimum down payments, maximum terms and sales commission rates to maximize cash flow. The Company believes that pre-need cemetery sales are important, because over time, they generate positive cash flow and build the foundation for future cemetery revenue.

        Insurance revenue for the 24 weeks ended June 18, 2005, increased $7.8 million, or 21.6%, compared to the corresponding period in 2004, primarily due to increases in premiums of $7.2 million. Insurance premium revenue is dependent on the level of pre-need funeral contracts written over time that are funded by the Company's insurance subsidiary. Insurance production represents the insurance segment's participation in the Company's pre-need funeral contracts and for the 24 weeks ended June 18, 2005 was $62.7 million compared to $51.3 million for the corresponding period in 2004. Insurance gross margin as a percentage of revenue increased to 4.8% for the 24 weeks ended June 18, 2005, compared to 3.9% for the corresponding period in 2004, primarily due to the revenue increase being at a rate higher than that of the cost increase. The Company expects the insurance gross margin percentage to grow modestly over the near term.

        General and administrative expenses for the Company for the 24 weeks ended June 18, 2005, were $12.3 million, or 3.4% of consolidated revenue, compared to $21.3 million, or 6.3% of consolidated revenue, for the corresponding period in 2004. The decrease of $9.0 million is due primarily to the reversal of a $10.9 million allowance for doubtful accounts related to the collection subsequent to June 18, 2005 of notes receivable and $0.9 million reduction of an accrual on the settlement of the US trustee bankruptcy fee partially offset by a $1.0 million retirement allowance accrual in the 24 weeks ended June 18, 2005. The amounts in the 24 weeks ended 2004 were reduced by a $0.9 million legal claim accrual reversal as the Company obtained approvals for insurance coverage for these costs, and $1.2 million for corporate receivable recoveries that were previously fully reserved against.

        Interest expense on long-term debt for the 24 weeks ended June 18, 2005, was $14.5 million, a decrease from the comparative period of $4.3 million, reflecting the effect of principal repayments and lower interest rates compared to the corresponding period in 2004 partially offset by the inclusion in the 24 weeks ended June 19, 2004 of a credit of $7.2 million from the unamortized premium upon the early retirement of the 12.25% Convertible Subordinated Notes due in 2012, as detailed in the following table:

	24 weeks ended
	June 18, 2005	June 19, 2004
	(in millions)
Tender premiums on the repurchase of the 12.25% Senior Unsecured Notes due in 2009	$0.3	$1.1
Unamortized premium credited to interest expense on 12.25% Convertible Subordinated Notes due in 2012 that were fully retired	—	(7.2)
Amortization of debt issue costs	1.7	1.4
Interest on long-term debt	12.5	25.5
Allocation of interest to discontinued operations	—	(2.0)

Interest on long-term debt	$14.5	$18.8

        Income tax expense for the 24 weeks ended June 18, 2005, was $18.2 million compared to $7.8 million for the corresponding period in 2004. The effective rate of tax was 40.3% for the 24 weeks ended June 18, 2005, compared to 34.8% for the 24 weeks ended June 19, 2004. The effective tax rate varied from the statutory tax rate for the 24 weeks ended June 18, 2005, because in certain jurisdictions, there was a decrease in the valuation allowance for which the benefit has not been recognized in income tax expense. The decrease was attributable to the realization of the benefits of the tax assets that had a corresponding valuation allowance established on January 2, 2002 which will result in a reduction to goodwill established on January 2, 2002.

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

        As of June 18, 2005, the Company has completed the strategic market rationalization program except for one cemetery which was classified back to continuing operations during the 12 weeks ended June 18, 2005.

        The Company had classified all the locations identified in its strategic market rationalization program for disposal as assets held for sale in the consolidated balance sheets and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition as income from discontinued operations. Depreciation and amortization is not recorded once an asset has been identified as held for sale. The Company has also reclassified the prior fiscal periods to reflect any comparative amounts on a similar basis. All discontinued operations financial information presented under the insurance segment relate to Security Plan Life Insurance Company.

        During the 24 weeks ended June 18, 2005, the Company sold 18 funeral, five cemetery and four combination locations for gross proceeds of $7.3 million.

Pre-need Funeral and Cemetery Backlog for Continuing Operations

        The Company's backlog represents pre-need funeral and cemetery arrangements with customer families. These arrangements are subject to trust or insurance funding requirements. The activities in the Company's funeral backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

	12 weeks Ended		24 Weeks Ended
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004
	(in thousands)		(in thousands)
Funeral backlog:
Beginning balance	$1,295,227	$1,224,468	$1,275,972	$1,195,972
Sales, net of cancellations	46,753	40,935	85,019	75,265
Maturities	(33,871)	(33,978)	(68,200)	(67,603)
Net increase in insurance benefits and earnings realized on funeral trust balances	3,578	2,071	8,741	6,339
Change in cancellation reserve	(4,091)	1,083	5,395	13,828
Other	47	(6,248)	716	4,530

Ending balance	$1,307,643	$1,228,331	$1,307,643	$1,228,331

Trust funded	$345,921	$351,833	$345,921	$351,833
Third party insurance companies	300,756	247,736	300,756	247,736
Subsidiary insurance companies	660,966	628,762	660,966	628,762

	$1,307,643	$1,228,331	$1,307,643	$1,228,331

        The activities in the Company's cemetery backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

	12 weeks Ended		24 Weeks Ended
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004
	(in thousands)		(in thousands)
Cemetery backlog:
Beginning balance	$264,047	$260,358	$262,825	$259,456
Sales, net of cancellations	23,057	19,003	44,089	35,769
Maturities	(22,300)	(18,306)	(41,688)	(35,206)
Earnings realized on cemetery trust balances	3,941	2,015	3,635	2,769
Change in cancellation reserve	1,905	(163)	1,789	119

Ending balance	$270,650	$262,907	$270,650	$262,907

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

        Net cash from continuing operating activities was $28.7 million for the 12 weeks ended June 18, 2005, compared to $33.6 million for the corresponding period in 2004. The decrease is due primarily to the payment of $9.1 million in connection with the U.S. trustee bankruptcy fee.

        Net cash from continuing operating activities was $70.9 million for the 24 weeks ended June 18, 2005, compared to $38.5 million for the corresponding period in 2004. The increase is primarily due to the increase of $15.0 million in withdrawals of excess funds from funeral and cemetery trusts resulting from the Company's ongoing review process, and $16.1 million related to collateral for liability lines of insurance coverage replaced with a letter of credit partially offset by the payment of $9.1 million in connection with the U.S. trustee bankruptcy fee. The Company has substantially completed its ongoing review and withdrawal of excess funds from funeral and cemetery trusts.

        The Company's insurance subsidiary is subject to certain state regulations that restrict distributions, loans and advances from the subsidiary to the Company and its other subsidiaries. Dividends are only distributable after regulatory approval is obtained. The cash inflows from operations of the insurance subsidiary are primarily generated from insurance premiums, all of which are invested in insurance invested assets.

        Net cash used in continuing investing activities was $18.5 million for the 12 weeks ended June 18, 2005, compared to $8.8 million for the corresponding period in 2004, primarily due to the increase of $6.4 million of increased capital expenditures related to the continued roll out of Alderwoods Rooms and the development of new funeral home properties and $2.6 million in net purchase of insurance invested assets.

        Net cash used in continuing investing activities was $22.9 million for the 24 weeks ended June 18, 2005, compared to $10.4 million for the corresponding period in 2004, primarily due to the increase of $7.0 million of increased capital expenditures related to the continued roll out of Alderwoods Rooms, and the development of new funeral home properties and $4.5 million in net purchase of insurance invested assets.

        Net cash used in continuing financing activities was $21.0 million for the 12 weeks ended June 18, 2005, compared to $19.3 million for the corresponding period in 2004. The increase of $1.7 million was due primarily to the net repayment of debt during the 12 weeks ended June 18, 2005, compared to the corresponding period in 2004.

        Net cash used in continuing financing activities was $52.7 million for the 24 weeks ended June 18, 2005, compared to $28.6 million for the corresponding period in 2004. The increase of $24.1 million was primarily due to the higher net repayment of debt during the 24 weeks ended June 18, 2005, compared to the corresponding period in 2004.

        The net increase in cash from discontinued operations was $5.9 million for the 12 weeks ended June 18, 2005, compared to $7.2 million in the corresponding period in 2004.

        For the 24 weeks ended June 18, 2005, the majority of proceeds from the sale of the Company's operating locations and excess real estate was used to further reduce long term debt.

        As of June 18, 2005, the Company's cash balance was $12.0 million and the amount available under the Credit Agreement's $75.0 million revolving credit facility (the "Revolving Credit Facility") was $75.0 million, less $17.7 million in outstanding letters of credit. The Company's debt repayment obligation over the next 12 months is $2.6 million and aggregates $230.3 million over the next five years. The Company believes that the Revolving Credit Facility, together with existing cash, cash flow from operations and expected cash proceeds from the sale of discontinued operations, will be sufficient to meet the Company's anticipated capital expenditures, working capital requirements and debt repayment obligations in both the near and intermediate terms.

Long-Term Indebtedness

        The change in the Company's carrying amounts of long-term indebtedness is as follows:

Issue	Long-Term Indebtedness Carrying Value January 1, 2005	Net increase (decrease)	Long-Term Indebtedness Carrying Value June 18, 2005
	(in millions)	(in millions)	(in millions)
Revolving credit facility	$—	$—	$—
Senior secured Term Loan B due in 2009	246.8	(46.1)	200.7
7.75% Senior unsecured notes due in 2012	200.0	—	200.0
12.25% Senior unsecured notes due in 2009	4.5	(4.5)	—
Promissory notes and capitalized obligations (a)	12.3	(3.1)	9.2

Carrying amounts	$463.6	$(53.7)	$409.9

(a)
The change represents the net amount of repayments, decreases in debt, foreign exchange and other adjustments.

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

        Financial covenants under the Credit Agreement require the Company to maintain a minimum interest coverage ratio and fixed charge coverage ratio, and not to exceed a maximum leverage ratio. As of June 18, 2005, the Company met all of the financial covenants required by the Credit Agreement.

        In connection with the issuance of the Eight-Year Senior Unsecured Notes, the Company entered into a registration rights agreement, pursuant to which the Company was required, on or prior to May 16, 2005, to file an exchange offer registration statement on an appropriate form under the Securities Act of 1933 with the SEC. On May 12, 2005, the Company filed the exchange offer registration statement with the SEC. The registration statement was subsequently declared effective by the SEC on June 7, 2005. On

June 8, 2005, the Company commenced an exchange offer (the "Exchange Offer") pursuant to which holders of the Eight-Year Senior Unsecured Notes were given the opportunity to exchange their outstanding notes for new notes with substantially identical terms covered by the exchange offer registration statement. The Company consummated the Exchange Offer on July 18, 2005.

Contractual Obligations and Commercial Commitments

        The following table details the Company's contractual obligations of continuing and discontinued operations as of June 18, 2005. Significant changes to long-term debt are discussed above under "Long-Term Indebtedness."

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Long-term debt (a)	$400,707	$—	$4,661	$196,046	$200,000
Promissory notes and capitalized obligations (a) (b)	9,160	2,620	3,869	957	1,714
Operating leases (c)	42,722	7,956	12,398	7,835	14,533

Total	$452,589	$10,576	$20,928	$204,838	$216,247

(a)
See Note 3 to the Company's interim consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

(b)
Promissory notes and capitalized obligations include amounts payable under non-competition agreements and capitalized lease obligations.

(c)
Operating leases are primarily for premises and automobiles and expire over the next one to 28 years.

        In addition to the operating leases noted in the table above, as of June 18, 2005, the Company leased approximately 1,236 vehicles under a master operating lease agreement, which has a minimum lease term of 12 months. The Company's practice is to continue these leases on a month-to-month basis after the expiry of the minimum lease term. Lease payments for these vehicles are projected to be $7.7 million over the next 12 months.

        The Company issues purchase orders for the supply of goods and services for its operations. As of June 18, 2005, there were no significant or unusual purchase orders outstanding. The Company entered into agreements with certain suppliers of funeral and cemetery merchandise, and office supplies to obtain volume discounts. However, none of these agreements have committed purchase quantities or prices.

        The following table details the Company's commercial commitments as of June 18, 2005.

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Lines of credit (a)	$—	$—	$—	$—	$—
Standby letters of credit (b)	17.7	17.7	—	—	—

Total contractual cash obligations	$17.7	$17.7	$—	$—	$—

(a)
Relates to the Revolving Credit Facility described more fully in Note 3 to the Company's interim consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. The expiry date of the Revolving Credit Facility is September 29, 2008.

(b)
Standby letters of credit primarily relate to surety bonds for various pre-need sales trusting requirements and collateral for liability lines of insurance coverage for various years.

        At June 18, 2005, the aggregate fair value of the Company's forward foreign currency exchange contracts and foreign currency option contracts was an asset of $1.0 million. There has been no material change in the Company's forward foreign currency exchange contract and foreign currency option commitments, which are described under Item 7A. "— Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the 52 weeks ended January 1, 2005, as filed with the SEC.

Off-Balance Sheet Arrangements

        Off-balance sheet arrangements as of June 18, 2005, consist of operating leases noted above under "Contractual Obligations and Commercial Commitments."

Other Information

EBITDA from Continuing Operations

        The Company's earnings from continuing operations before interest on long-term debt and refinancing costs, taxes, depreciation and amortization, provision for goodwill impairment and provision for asset impairment ("EBITDA") are presented in the table below and reconciled to the Company's net income (loss) from continuing operations. The Company considers EBITDA to be an important supplemental indicator of operating performance. The Company believes that EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of the operating performance of companies with high yield debt, and the vast majority of companies with high yield debt present EBITDA when reporting their results. The Company believes EBITDA facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). It is also one basis, subject to certain modifications, on which compliance with certain of the financial covenants under the Credit Agreement is determined and some payments under certain of the Company's compensation plans are calculated. EBITDA is not a term that has specific meaning in accordance with GAAP and may be calculated differently by other companies. EBITDA is not a measurement of the Company's financial performance under GAAP and should not be considered in isolation, as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP, or otherwise as a measure of a company's profitability, or as an alternative to cash flows from operating activities or otherwise as a measure of the Company's liquidity.

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

        Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to the Company to invest in the growth of its business or reduce its indebtedness.

	12 weeks Ended		24 weeks Ended
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004
	(millions of dollars)		(millions of dollars)
EBITDA from continuing operations:
Net income from continuing operations	$12.9	$3.3	$26.9	$14.5
Income taxes	7.0	2.2	18.2	7.8
Interest on long-term debt and refinancing costs	7.0	13.5	14.5	18.8
Depreciation	11.0	8.9	21.1	18.1
Provision for asset impairment	(0.4)	(1.5)	(1.6)	0.6

EBITDA from continuing operations	$37.5	$26.4	$79.1	$59.8

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

        The Company's insurance subsidiary is subject to certain state regulations that restrict distributions, loans and advances from the subsidiary to the Company and its other subsidiaries. The cash flow used in operations of the insurance subsidiary for the 12 and 24 weeks ended June 18, 2005, was approximately $7.5 million and $17.8 million, respectively, all of which premiums have been used for net purchases of insurance invested assets.

Operating Locations

        The Company's number of operating locations by country, state and province as of June 18, 2005, and the overall totals as of June 18, 2005, and January 1, 2005, are summarized in the table below.

	Number of Operating Locations
				Total Number of Operating Locations
Country, State/Province	Funeral	Cemetery	Combination
Canada
British Columbia	17	—	1	18
Alberta	11	—	—	11
Saskatchewan	23	—	—	23
Manitoba	3	1	2	6
Ontario	22	—	—	22
Quebec	17	—	—	17
Nova Scotia	8	—	—	8

Total Canadian	101	1	3	105
United States
Alabama	8	—	1	9
Alaska	3	—	—	3
Arizona	5	—	1	6
Arkansas	3	—	—	3
California	46	1	7	54
Colorado	3	1	1	5
Connecticut	3	—	—	3
Florida	31	6	8	45
Georgia	25	6	5	36
Idaho	4	1	—	5
Illinois	6	16	3	25
Indiana	16	4	1	21
Kansas	7	—	—	7
Kentucky	1	—	—	1
Louisiana	21	2	—	23
Maryland	2	—	—	2
Massachusetts	13	—	—	13
Michigan	12	—	—	12
Minnesota	9	1	1	11
Mississippi	21	1	3	25
Montana	4	—	—	4
Nevada	2	—	1	3
New Hampshire	4	—	—	4
New Mexico	5	—	—	5
New York	38	1	—	39
North Carolina	26	8	3	37
Ohio	16	4	1	21
Oklahoma	18	1	1	20
Oregon	18	1	3	22
Pennsylvania	6	—	—	6
Rhode Island	3	—	—	3
South Carolina	6	4	3	13
Tennessee	30	2	5	37
Texas	58	4	4	66
Virginia	22	—	—	22
Washington	21	3	3	27
West Virginia	3	—	—	3
Puerto Rico	3	5	2	10

Total United States	522	72	57	651

Overall total, as of June 18, 2005	623	73	60	756

Overall total, as of January 1, 2005	648	79	63	790

        As of June 18, 2005, the Company had completed the sale of all locations classified as discontinued operations.

        The total number of locations of 790 as of January 1, 2005, includes operating locations that had been classified as discontinued operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding the Company's exposure to certain market risks, see Item 7A. "— Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the 52 weeks ended January 1, 2005, as filed with the SEC. As of June 18, 2005, there were no material changes in such matters disclosed in the Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by the report, an evaluation was carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the Company's principal executive officer (the "CEO"), and the Chief Financial Officer, the Company's principal financial officer (the "CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 18, 2005. The Company has not completed implementation of the changes it believes are required to remediate the previously reported material weaknesses in internal control over financial reporting related to maintaining an effective control environment (i) over the financial reporting and income tax processes that have resulted in limitation in the capacity of the accounting and tax resources to identify and react in a timely manner to new accounting pronouncements and non-routine and complex business transactions and (ii) at its operating locations that have resulted in the Company not achieving full awareness and consistent compliance with the Company's policies and procedures which are designed to both prevent and detect misstatements at the location level. As a result, the CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective as of June 18, 2005.

        In addition to the changes the Company is making as outlined below, the Company has implemented various procedures to correct and/or mitigate the material weaknesses and other deficiencies the Company has identified. The Company believes that the actions it has taken to date in this regard, when taken as a whole, have mitigated the material weaknesses and other deficiencies with respect to the preparation of this Quarterly Report on Form 10-Q such that the information required to be disclosed herein has been recorded, processed, summarized and reported correctly.

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

Changes In Internal Controls Over Financial Reporting

        During the second fiscal quarter of 2005 the Company continued implementing a new tax accounting system. The new tax accounting system is designed to improve the accuracy and timing of the state and entity level calculations required for financial statement disclosure and detailed analysis of the valuation allowance.

        During the second fiscal quarter of 2005 the Company continued implementing a new pre-need funeral trust accounting software system. The implementation has involved changes to our processes, and accordingly, has required changes to internal controls.

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

Despite the Company's significant level of debt, the Company is permitted to incur more debt, which could intensify the risks described above.

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

        Alderwoods Group is a holding company with no independent operations. As a result, Alderwoods Group depends on its subsidiaries to provide cash flows necessary to service debt obligations at the Alderwoods Group level. Alderwoods Group's cash flows and its ability to service its debt depends on the earnings of its subsidiaries and on the distribution of earnings, loans or other payments to it by these subsidiaries. The ability of a subsidiary to make any dividend, distribution, loan or other payment to Alderwoods Group or another subsidiary could be subject to statutory or contractual restrictions. For example, Alderwoods Group's insurance subsidiary is subject to state regulation that restrict distributions, loans and advances to Alderwoods Group and other subsidiaries. Payments by a subsidiary to Alderwoods Group or another subsidiary will also be contingent upon earnings and business considerations of such subsidiary. Because Alderwoods Group depends on the cash flows of subsidiaries to meet its obligations, these types of restrictions may impair Alderwoods Group's ability to make scheduled interest and principal payments on its debts.

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

        In performing the evaluation of the effectiveness of its internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, management identified two material weaknesses in the Company's internal control over financial reporting as of January 1, 2005. One material weakness identified was that the Company did not maintain an effective control environment over the financial reporting and income tax processes such that there were limitations in the capacity of the accounting and tax resources to identify and react in a timely manner to new accounting pronouncements and non-routine and complex business transactions, certain of which limitations were due to a lack of experienced personnel and turnover in accounting and corporate tax functions. The other material weakness identified was that the Company did not maintain an effective control environment at its operating locations that has resulted in the Company not achieving full awareness and consistent compliance with the Company's policies and procedures which are designed to both prevent and detect misstatements at the location level. Accordingly, management concluded that the Company did not maintain effective internal control over financial reporting as of January 1, 2005. These factors, the Company's ability to remediate the material weaknesses in a timely manner, or other future changes in internal controls could cause investors to lose confidence in the accuracy of the Company's financial statements and could have a material adverse effect on the Company's access to capital and the market price of the Company's Common Stock.

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

Election of Directors

        The nine director nominees, information with respect to which was set forth in the Proxy Statement under the captioned "Proposal No. 1 — Election of Directors," were elected. The vote with respect to the election of these directors was as follows (there were no abstentions or broker non-votes with respect to this proposal):

Name (in alphabetical order of last name)	Total Vote For	Total Vote Withheld
Lloyd E. Campbell	31,322,551	648,394
Anthony G. Eames	31,322,536	648,409
Charles M. Elson	31,549,426	421,519
David R. Hilty	31,237,166	733,779
Paul A. Houston	31,669,647	301,298
Olivia F. Kirtley	31,086,859	884,086
John S. Lacey	31,491,708	479,237
William R. Riedl	31,379,383	591,562
W. MacDonald Snow, Jr.	31,236,701	734,244

Employee Stock Purchase Plan

        The Alderwoods Group, Inc. Employee Stock Purchase Plan, as described in more detail in the Proxy Statement under the caption "Proposal No. 2 — Approval of Alderwoods Group, Inc. Employee Stock Purchase Plan," was approved. The vote with respect to such proposal was as follows:

Total Vote For	Total Vote Against	Abstentions	Broker Non-votes
22,129,419	694,672	65,105	9,081,749

2005 Equity Incentive Plan

        The Alderwoods Group, Inc. 2005 Equity Incentive Plan, as described in more detail in the Proxy Statement under the caption "Proposal No. 3 — Approval of Alderwoods Group, Inc. 2005 Equity Incentive Plan," was approved. The vote with respect to such proposal was as follows:

Total Vote For	Total Vote Against	Abstentions	Broker Non-votes
20,672,224	2,136,214	80,758	9,081,749

ITEM 6.    EXHIBITS

Exhibit Number	Description

2.1	Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 99.1 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed September 10, 2001)
2.2	Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.2 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.3	Second Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.3 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.4	Order Approving Modification of Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries and Compromise and Settlement of Claims Filed by Thomas Hardy (incorporated by reference to Exhibit 2.4 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.5	Findings of Fact, Conclusions of Law and Order Confirming Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries, As Modified, dated December 5, 2001 (incorporated by reference to Exhibit 2.5 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.6	Final Order dated December 7, 2001 (incorporated by reference to Exhibit 2.6 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.7	Stock Purchase Agreement dated as of June 17, 2004, by and between Citizens Insurance Company of America and Mayflower National Life Insurance Company (incorporated by reference to Exhibit 2.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 26, 2004)
3.1	Certificate of Incorporation of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
3.2	Bylaws of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-12G/A of Loewen Group International, Inc., SEC File No. 000-33277, filed December 17, 2001)
4.2	Equity Registration Rights Agreement among Alderwoods Group, Inc. and certain holders of Common Stock. (incorporated by reference to Exhibit 4.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.3	Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.4	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed on March 28, 2002)

4.5	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc., and Angelo, Gordon & Co. (incorporated by reference to Exhibit 4.6 to the Form 10-Q of Alderwoods Group, Inc., SEC file No. 000-33277, filed July 24, 2002)
4.6	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual Advisors, LLC (incorporated by reference to Exhibit 4.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.7	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and GSCP Recovery, Inc. and GSC Recovery II, L.P. (incorporated by reference to Exhibit 4.8 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.8	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Oaktree Capital Management, LLC (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.9	Indenture governing the 7 3/4% Senior Unsecured Notes due 2012 (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
4.10	Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 10.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.11	First Supplemental Indenture dated as of August 4, 2004, to the Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.11 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.1	Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America Securities LLC, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.2	Credit Agreement dated September 17, 2003, among Alderwoods Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 12, 2003)
10.3	Amendment No. 1 dated January 23, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.4	Amendment No. 2 dated August 19, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.5	Amendment No. 3 dated December 3, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed December 8, 2004)

10.6	Amendment No. 4 dated March 18, 2005, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 24, 2005)
*10.7	Employment Agreement dated January 2, 2004, by and between Alderwoods Group, Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.6 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
*10.8	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.7 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
*10.9	Employment Agreement dated January 2, 2004, by and between Alderwoods Group, Inc. and Ross S. Caradonna (incorporated by reference to Exhibit 10.9 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
*10.10	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 1, 2003)
*10.11	Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey (incorporated by reference to Exhibit 10.36 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
*10.12	Amendment No. 1 dated March 16, 2004, to the Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey (incorporated by reference to Exhibit 10.12 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 10, 2004)
*10.13	Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and Paul A. Houston (incorporated by reference to Exhibit 10.37 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
*10.14	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Aaron Shipper (incorporated by reference to Exhibit 10.1 to Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
*10.15	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Mark W. H. Wilson (incorporated by reference to Exhibit 10.2 to Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
*10.16	Alderwoods Group, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.17	Alderwoods Group, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
*10.18	Alderwoods Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
*10.19	Director Compensation Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)

*10.20	Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
*10.21	Alderwoods Support Function Annual Incentive Plan (incorporated by reference to Exhibit 10.19 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2005)
10.22	Description of Compensation of Directors (incorporated by reference to Exhibit 10.20 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed April 28, 2005)
10.23	Form of Indemnification Agreement between Alderwoods Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.33 to Form S-1/A of Alderwoods Group, Inc., SEC File No. 333-85316, filed July 25, 2002)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*
Indicates management contract or compensatory plan or arrangement.

**
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALDERWOODS GROUP, INC.
Dated: July 22, 2005	By:	/s/ KENNETH A. SLOAN Kenneth A. Sloan Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 99.1 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed September 10, 2001)
2.2	Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.2 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.3	Second Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.3 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.4	Order Approving Modification of Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries and Compromise and Settlement of Claims Filed by Thomas Hardy (incorporated by reference to Exhibit 2.4 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.5	Findings of Fact, Conclusions of Law and Order Confirming Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries, As Modified, dated December 5, 2001 (incorporated by reference to Exhibit 2.5 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.6	Final Order dated December 7, 2001 (incorporated by reference to Exhibit 2.6 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.7	Stock Purchase Agreement dated as of June 17, 2004, by and between Citizens Insurance Company of America and Mayflower National Life Insurance Company (incorporated by reference to Exhibit 2.7 to the Form 10-Q of Alderwoods Group, Inc. SEC File No. 000-33277, filed July 26, 2004)
3.1	Certificate of Incorporation of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
3.2	Bylaws of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-12G/A of Loewen Group International, Inc., SEC File No. 000-33277, filed December 17, 2001)
4.2	Equity Registration Rights Agreement among Alderwoods Group, Inc. and certain holders of Common Stock. (incorporated by reference to Exhibit 4.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.3	Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.4	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed on March 28, 2002)
4.5	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc., and Angelo, Gordon & Co. (incorporated by reference to Exhibit 4.6 to the Form 10-Q of Alderwoods Group, Inc. SEC File No. 000-33277, filed July 24, 2002)

4.6	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual Advisors, LLC (incorporated by reference to Exhibit 4.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.7	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and GSCP Recovery, Inc. and GSC Recovery II, L.P. (incorporated by reference to Exhibit 4.8 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.8	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Oaktree Capital Management, LLC (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.9	Indenture governing the 7 3/4% Senior Unsecured Notes due 2012 (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
4.10	Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 10.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.11	First Supplemental Indenture dated as of August 4, 2004, to the Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.11 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.1	Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America Securities LLC, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.2	Credit Agreement dated September 17, 2003, among Alderwoods Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 12, 2003)
10.3	Amendment No. 1 dated January 23, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.4	Amendment No. 2 dated August 19, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.5	Amendment No. 3 dated December 3, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed December 8, 2004)
10.6	Amendment No. 4 dated March 18, 2005, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 24, 2005)
10.7	Employment Agreement dated January 2, 2004, by and between Alderwoods Group, Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.6 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)

10.8	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.7 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.9	Employment Agreement dated January 2, 2004, by and between Alderwoods Group, Inc. and Ross S. Caradonna (incorporated by reference to Exhibit 10.9 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.10	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 1, 2003)
10.11	Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey (incorporated by reference to Exhibit 10.36 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
10.12	Amendment No. 1 dated March 16, 2004, to the Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and John S. Lacey (incorporated by reference to Exhibit 10.12 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 10, 2004)
10.13	Amended and Restated Employment Agreement dated May 1, 2003, by and between Alderwoods Group, Inc. and Paul A. Houston (incorporated by reference to Exhibit 10.37 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
*10.14	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Aaron Shipper (incorporated by reference to Exhibit 10.1 to Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
*10.15	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Mark W. H. Wilson (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
10.16	Alderwoods Group, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.17	Alderwoods Group, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
*10.18	Alderwoods Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
10.19	Director Compensation Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
10.20	Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
10.21	Alderwoods Support Function Annual Incentive Plan (incorporated by reference to Exhibit 10.19 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2005)
10.22	Description of Compensation of Directors (incorporated by reference to Exhibit 10.20 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed April 28, 2005)
10.23	Form of Indemnification Agreement between Alderwoods Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.33 to Form S-1/A of Alderwoods Group, Inc., SEC File No. 333-85316, filed July 25, 2002)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: July 22, 2005	By:	/s/ PAUL A. HOUSTON Paul A. Houston President, Chief Executive Officer and Director (Principal Executive Officer)

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

Date: July 22, 2005	By:	/s/ KENNETH A. SLOAN Kenneth A. Sloan Executive Vice President, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Alderwoods Group, Inc. (the "Company") on Form 10-Q for the twelve weeks ended June 18, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Dated: July 22, 2005	/s/ PAUL A. HOUSTON Paul A. Houston President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ KENNETH A. SLOAN Kenneth A. Sloan Executive Vice President, Chief Financial Officer (Principal Financial Officer)

        The foregoing certification is being furnished solely pursuant to 18 U.S.C. § 1350 and is not being filed as part of the Report or as a separate disclosure document.

QuickLinks

PART I FINANCIAL INFORMATION
ALDERWOODS GROUP, INC. CONSOLIDATED BALANCE SHEETS Expressed in thousands of dollars except number of shares
ALDERWOODS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) Expressed in thousands of dollars except per share amounts and number of shares
ALDERWOODS GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited) Expressed in thousands of dollars except number of shares
ALDERWOODS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) Expressed in thousands of dollars
Alderwoods Group, Inc. Condensed Consolidating Balance Sheets (unaudited) Expressed in thousands of dollars
Alderwoods Group, Inc. Condensed Consolidating Balance Sheets Expressed in thousands of dollars
Alderwoods Group, Inc. Condensed Consolidating Statement of Operations (unaudited) Expressed in thousands of dollars
Alderwoods Group, Inc. Condensed Consolidating Statement of Operations (unaudited) Expressed in thousands of dollars
Alderwoods Group, Inc. Condensed Consolidating Statement of Operations (unaudited) Expressed in thousands of dollars
Alderwoods Group, Inc. Condensed Consolidating Statement of Operations (unaudited) Expressed in thousands of dollars
Alderwoods Group, Inc. Condensed Consolidating Statement of Cash Flows (unaudited) Expressed in thousands of dollars
Alderwoods Group, Inc. Condensed Consolidating Statement of Cash Flows (unaudited) Expressed in thousands of dollars
Alderwoods Group, Inc. Condensed Consolidating Statement of Cash Flows (unaudited) Expressed in thousands of dollars
Alderwoods Group, Inc. Condensed Consolidating Statement of Cash Flows (unaudited) Expressed in thousands of dollars
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES
INDEX TO EXHIBITS
  Exhibit 31.1
  Exhibit 31.2
CERTIFICATION
  Exhibit 32.1