Form 10-Q
period 2005-10-08
ALDERWOODS GROUP INC
filed 2005-11-16
CIK 927914

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the 16 weeks (fiscal quarter) ended October 8, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-33277

ALDERWOODS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1522627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
311 Elm Street, Suite 1000, Cincinnati, Ohio (Address of principal executive offices)	45202 (Zip Code)

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

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

At November 5, 2005, there were 40,457,125 shares of Common Stock outstanding.

ALDERWOODS GROUP, INC.

i

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALDERWOODS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Expressed in thousands of dollars
except number of shares

	October 8, 2005	January 1, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,333	$9,379
Receivables, net of allowances	59,318	66,445
Inventories	15,972	16,730
Other	10,530	27,622
Assets held for sale	—	82,056

	92,153	202,232
Pre-need funeral receivables and trust investments	334,504	336,030
Pre-need cemetery receivables and trust investments	304,202	311,654
Cemetery property	115,732	119,042
Property and equipment	541,047	540,255
Insurance invested assets	284,044	250,785
Deferred income tax assets	11,086	8,161
Goodwill	321,101	321,134
Cemetery perpetual care trust investments	245,327	246,052
Other assets	42,372	37,082

	$2,291,568	$2,372,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$120,057	$140,662
Current maturities of long-term debt	2,490	9,083
Liabilities associated with assets held for sale	—	61,428

	122,547	211,173
Long-term debt	384,296	454,557
Deferred pre-need funeral and cemetery contract revenue	97,494	82,971
Non-controlling interest in funeral and cemetery trusts	544,650	553,617
Insurance policy liabilities	255,198	214,745
Deferred income tax liabilities	31,830	20,357
Other liabilities	21,143	21,954

	1,457,158	1,559,374

Non-controlling interest in perpetual care trusts	245,569	257,141
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,456,409 issued and outstanding (January 1, 2005 — 40,017,454)	405	400
Capital in excess of par value	743,131	740,210
Accumulated deficit	(181,469)	(213,588)
Accumulated other comprehensive income	26,774	28,890

	588,841	555,912

	$2,291,568	$2,372,427

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Expressed in thousands of dollars
except per share amounts and number of shares

	16 Weeks Ended		40 Weeks Ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
Revenue
Funeral	$133,158	$135,797	$367,672	$364,044
Cemetery	52,519	48,979	134,737	123,806
Insurance	29,105	25,994	73,036	62,104

	214,782	210,770	575,445	549,954

Costs and expenses
Funeral	116,927	110,500	301,457	287,000
Cemetery	47,202	43,135	117,026	107,519
Insurance	27,752	24,399	69,570	59,123

	191,881	178,034	488,053	453,642

	22,901	32,736	87,392	96,312
General and administrative expenses	19,192	14,909	31,539	36,166
Provision for asset impairment	254	(159)	(1,373)	413

	19,446	14,750	30,166	36,579

Income from operations	3,455	17,986	57,226	59,733
Interest on long-term debt (Note 3)	8,967	48,731	23,495	67,494
Other expense (income), net	(68)	(27)	(5,910)	651

Income (loss) before income taxes	(5,444)	(30,718)	39,641	(8,412)
Income tax expense (recovery)	(12,349)	(6,180)	5,844	1,593

Net income (loss) from continuing operations	6,905	(24,538)	33,797	(10,005)
Discontinued operations (Note 10)
Income (loss) from discontinued operations	—	18,707	(1,412)	1,489
Income taxes	—	7,548	266	6,502

Net income (loss) from discontinued operations	—	11,159	(1,678)	(5,013)

Net income (loss)	$6,905	$(13,379)	$32,119	$(15,018)

Basic earnings per Common share:
Net income (loss) from continuing operations	$0.17	$(0.61)	$0.83	$(0.25)
Net income (loss) from discontinued operations	—	0.28	(0.04)	(0.13)

Net income (loss)	$0.17	$(0.33)	$0.79	$(0.38)

Diluted earnings per Common share:
Net income (loss) from continuing operations	$0.16	$(0.61)	$0.81	$(0.25)
Net income (loss) loss from discontinued operations	—	0.28	(0.04)	(0.13)

Net income (loss)	$0.16	$(0.33)	$0.77	$(0.38)

Basic weighted average number of shares outstanding (thousands)	40,456	40,003	40,456	39,997

Diluted weighted average number of shares outstanding (thousands)	42,051	40,003	41,721	39,997

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

Expressed in thousands of dollars except number of shares

	Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2005	40,017,454	$400	$740,210	$(213,588)	$28,890	$555,912
Comprehensive income:
Net income				32,119		32,119
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $nil					2,155	2,155
Unrealized loss on insurance invested assets, net of income taxes of $683					(3,340)	(3,340)
Less: reclassification adjustments for realized gains on insurance invested assets included in net income, net of income taxes of $153					(285)	(285)
Unrealized loss on derivatives, net of income taxes of $nil					192	192
Less: reclassification adjustments for realized gains on derivatives included in net income, net of income taxes of $nil					(838)	(838)

Comprehensive income						585,915
Stock based compensation			43			43
Common stock issued:
Stock issued as compensation in lieu of cash	7,705	—	106			106
Stock issued under equity incentive plan	431,250	5	2,772			2,777

Balance at October 8, 2005	40,456,409	$405	$743,131	$(181,469)	$26,774	$588,841

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Expressed in thousands of dollars

	16 Weeks Ended		40 Weeks Ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
CASH PROVIDED BY (APPLIED TO)
Operations
Net income (loss)	$6,905	$(13,379)	$32,119	$(15,018)
Income (loss) from discontinued operations, net of tax	—	(11,159)	1,678	5,013
Items not affecting cash
Depreciation and amortization	13,778	12,956	34,873	31,057
Amortization of debt issue costs	915	4,716	2,565	6,136
Insurance policy benefit reserves	15,957	14,693	38,609	32,280
Provision for asset impairment	254	(159)	(1,373)	413
Gain on disposal of business assets	(165)	(56)	(6,068)	(1,551)
Deferred income taxes	(1,699)	(5,723)	11,050	(770)
Premium on long-term debt repurchase	—	31,340	282	32,450
Other, including net changes in other non-cash balances	9,903	4,067	3,054	(14,166)

Net cash provided by continuing operations	45,848	37,296	116,789	75,844
Net cash provided by (used in) discontinued operations	—	3,322	(601)	10,690

	45,848	40,618	116,188	86,534

Investing
Proceeds on disposition of business assets	3,757	2,455	14,916	14,542
Purchase of property and equipment	(15,507)	(14,604)	(31,823)	(23,881)
Purchase of insurance invested assets	(24,794)	(57,107)	(90,025)	(93,964)
Proceeds on disposition and maturities of insurance invested assets	6,702	24,794	54,193	48,396

Net cash used in continuing operations	(29,842)	(44,462)	(52,739)	(54,907)
Net cash provided by discontinued operations	—	94,494	7,906	94,368

	(29,842)	50,032	(44,833)	39,461

Financing
Increase in long-term debt	47	365,224	5,199	389,899
Repayment of long-term debt	(23,111)	(493,604)	(82,320)	(546,900)
Issuance of Common stock	1,401	47	2,777	56

Net cash used in continuing operations	(21,663)	(128,333)	(74,344)	(156,945)
Net cash used in discontinued operations	—	(303)	(57)	(442)

	(21,663)	(128,636)	(74,401)	(157,387)

Decrease in cash and cash equivalents	(5,657)	(37,986)	(3,046)	(31,392)
Cash and cash equivalents, beginning of period	11,990	48,206	9,379	41,612

Cash and cash equivalents, end of period	$6,333	$10,220	$6,333	$10,220

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Tabular amounts expressed in thousands of dollars except per share amounts)

NOTE 1.    NATURE OF OPERATIONS

        Alderwoods Group, Inc., a Delaware corporation ("Alderwoods Group" and, together with its subsidiaries unless the context otherwise requires, the "Company"), is the second-largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As of October 8, 2005, the Company operated 613 funeral homes, 72 cemeteries and 60 combination funeral homes and cemeteries throughout North America.

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

        The interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results as of October 8, 2005, and for the 16 and 40 weeks ended October 8, 2005, and October 9, 2004. The interim consolidated financial statements have been prepared on a basis consistent with the accounting policies described in the Company's Annual Report on Form 10-K for the 52 weeks ended January 1, 2005, as filed with the U.S. Securities and Exchange Commission ("SEC") and should be read in conjunction therewith.

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

Stock based compensation plans

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123" ("FAS No. 148"), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. However, as allowed by FAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described below, and has adopted the disclosure requirements of FAS No. 123 and FAS No. 148.

        The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if (i) the current market price of the underlying stock exceeds the exercise price, and (ii) the number of shares upon exercise can be determined. Any compensation expense recorded is charged against operations over the service period, which generally matches the option vesting period.

        For option grants under the 2002 Equity Plan, no stock-based compensation expense was recorded in the 40 weeks ended October 8, 2005 and October 9, 2004, as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the grant date.

        In April of 2005, the Company's shareholders approved the 2005 Equity Incentive Plan that permits the grant of options, with or without tandem appreciation rights, and restricted Common stock units. A total of 1,800,000 shares are reserved for grant under the plan.

        For the 16 weeks ended October 8, 2005, the Company granted 1,011,000 (of which 6,500 options have been cancelled as of October 8, 2005) options with tandem appreciation rights. The tandem appreciation rights entitle the employee to exchange the employee's option right for a number of shares equal in value to the appreciated value of the options. The exchange of the option for the tandem appreciation right requires an immediate exercise of the tandem appreciation right and will cause the immediate termination of the related option right. An exchange of an option right for a tandem appreciation right may only be made when the relevant option is otherwise exercisable. In applying the intrinsic value-based method, the Company recorded stock-based employee compensation cost of $43,000 because, although the options granted had an exercise price equal to or greater than the market value of the underlying Common stock on the grant date, the number of shares to be issued upon exercise of the option is not determinable as it may be dependent upon the exchange of the option for a tandem appreciation right.

        The following table illustrates the effect on net income and net income per share, if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.

	16 Weeks Ended		40 Weeks Ended
	Oct 8, 2005	Oct 9, 2004	Oct 8, 2005	Oct 9, 2004
Net income (loss), as reported	$6,905	$(13,379)	$32,119	$(15,018)
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(873)	(649)	(1,821)	(1,934)

Pro forma net income (loss)	$6,032	$(14,028)	$30,298	$(16,952)

Net income (loss) per Common share:
Basic, as reported	$0.17	$(0.33)	$0.79	$(0.38)
Basic, pro forma	0.15	(0.35)	0.75	(0.42)
Diluted, as reported	0.16	(0.33)	0.77	(0.38)
Diluted, pro forma	0.14	(0.35)	0.73	(0.42)

        For the 16 weeks ended October 8, 2005, the Company granted 242,200 (of which 5,400 shares have been cancelled as of October 8, 2005) shares of restricted Common stock to employees. The restricted Common stock does not vest for the first three years after grant. Thereafter, the restricted Common stock vests in years 3 to 10 based upon the share price of the Company's common stock. After three years of service, the restricted Common stock units vest 70% at a $17 share price, and an additional 15% at a $17.50 share price and the final 15% at an $18 share price. Once granted, the restricted Common stock is included in total shares outstanding but is not included in the weighted average number of common shares outstanding in each period used to calculate basic earnings per share until the shares vest.

        The 2005-2007 Executive Strategic Incentive Plan, approved by the Board of Directors on July 21, 2005, is a performance based compensation plan designed to motivate and reward the senior management team for achieving shareholder value objectives. The plan provides cash awards to the senior executives based on the Company's stock reaching a threshold target price of $17.00 in December 2007. The amount of the cash award increases the more the stock price exceeds the $17.00 threshold target price. Achieving a stock price of $17.00 results in an aggregate cash award of $5.6 million. Achieving a stock price of $18.00 results in an aggregate cash award of $8.0 million. The aggregate cash award increases by $1.6 million for every $1.00 in stock appreciation beyond $18.00.

        No compensation expense was recorded in the 16 weeks ended October 8, 2005 for the restricted Common stock and Executive Strategic Incentive Plan. Beginning in the first fiscal quarter of 2006, the Company will adopt Statement of Financial Accounting Standards No. 123R ("FAS 123R") which will be applicable to the restricted Common stock and Executive Strategic Incentive Plan. The Company is in the process of evaluating the expected impact FAS 123R will have on stock based compensation.

Employee Stock Purchase Plan

        In April 2005, the Company's shareholders approved the adoption of a compensatory employee stock purchase plan to provide for the purchase on the open market, to a maximum of 1,100,000 shares of Common stock of the Company. Eligible employees may authorize payroll deductions of up to 5% of their regular base salary to purchase shares of Common stock of the Company on the open market on a monthly basis. The Company will make a cash contribution to purchase shares of common stock of the Company as additional compensation to each participant equal to 50% of the employee's contribution for that month. For the 16 weeks ended October 8, 2005, a total of 16,620 shares were purchased and distributed to employees at an average price of $16.60 per share and compensation expense of $90,000 was incurred.

Comparability

        Certain comparative amounts have been reclassified to conform to the presentation adopted in the current year, including, among other things, the reclassification of assets held for sale as discontinued operations.

Recent accounting standards

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS No. 123R"). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) issued to employees. FAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. FAS No. 123R is effective in the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The Company will adopt FAS No. 123R in the first fiscal quarter of its 2006 fiscal year and expects to use the modified prospective application method, which results in no restatement of the Company's previously issued annual consolidated financial statements. The Company is in the process of evaluating the expected effect of FAS No. 123R using the modified prospective application method on the consolidated financial position, results of operations and cash flows of the Company.

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

NOTE 3.    LONG-TERM DEBT

        Long-term debt consists of the following:

	October 8, 2005	January 1, 2005
Revolving credit facility (a)	$—	$—
Senior secured term loan B due in 2009 (a)(b)	178,523	246,826
7.75% Senior unsecured notes due in 2012 (c)	200,000	200,000
12.25% Senior unsecured notes due in 2009 (d)	—	4,509
Promissory notes and capitalized obligations, certain of which are secured by assets of certain subsidiaries	8,263	12,305

	386,786	463,640
Less, current maturities of long-term debt	2,490	9,083

	$384,296	$454,557

(a)
In 2003, the Company entered into a senior secured facility (the "Credit Agreement"), which after subsequent amendments, includes a $368,000,000 Senior Secured Term Loan B due September 29, 2009 (the "Term Loan B") and a $75,000,000 revolving credit facility (the "Revolving Credit Facility"), of which $35,000,000 is available in the form of letters of credit.

  The Revolving Credit Facility is intended to be used primarily to fund the Company's working capital requirements. The Revolving Credit Facility bears interest at a rate per annum in accordance with graduated pricing based upon the Company's consolidated leverage ratio, and the Company has the option to elect an interest rate equal to either (i) a base rate (6.75% at October 8, 2005), plus 1.5% (based upon the Company's consolidated leverage ratio at October 8, 2005), or (ii) LIBOR (4.12% for the three-month LIBOR at October 8, 2005), plus 2.5% (based upon the Company's consolidated leverage ratio at October 8, 2005). An annual fee of 0.50% is charged on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility matures on September 29, 2008.

  Material covenants in the Credit Agreement include a requirement to maintain a minimum interest coverage ratio and fixed charge coverage ratio, a requirement not to exceed a maximum leverage ratio, an annual maximum on capital expenditures and cemetery development, and specified maximum amounts for capital lease obligations, indebtedness, acquisitions, certain investments, and sales of accounts receivable. Outstanding principal amounts and interest accrued and unpaid may, at the election of the requisite lenders, become immediately due and payable and further commitments by the lenders to make loans may, at the election of the requisite lenders, be terminated upon the occurrence of events of default specified in the Credit Agreement. As of October 8, 2005, the Company was in compliance with all covenants and was not in breach of any provision of the Credit Agreement that would cause an event of default to occur. The Credit Agreement is secured by specified real property, and substantially all personal property of Alderwoods Group and specified subsidiaries.

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

  As of October 8, 2005, the amount available under the Revolving Credit Facility was $75,000,000, less $17,722,000 in outstanding letters of credit.

(b)
The Term Loan B provides the Company with an option to elect an interest rate equal to either (i) a base rate (6.75% at October 8, 2005), plus 1.00%, or (ii) LIBOR (4.12% for the three-month LIBOR at October 8, 2005), plus 2.00%. The weighted average rate of interest was 5.75% at October 8, 2005. The Term Loan B is repayable in quarterly principal installments from October 8, 2005, to June 13, 2009 (subject to reduction for prepayments) of 0.25% of the aggregate principal amount of the Term Loan B outstanding as of December 3, 2004, with a lump sum payment of the then-outstanding amount on the maturity date. The Company has prepaid the required quarterly principal installments up to and including the fourth quarter of its 2006 fiscal year.

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

NOTE 4.    LEGAL CONTINGENCIES

        Funeral Consumers Alliance, Inc. et al v. Alderwoods Group, Inc. et al;    was recently transferred to the United States District Court for the Southern District of Texas, Case No. CV3394. To date, six separate class action lawsuits, including, Francis H. Rocha v. Alderwoods Group, Inc. et al, Marcia Berger v. Alderwoods Group, Inc. et al, Maria Magsarili and Tony Magsarili v. Alderwoods Group, Inc. et al, Caren Speizer v. Alderwoods Group, Inc. et al, Frank Moroz v. Alderwoods Group, Inc. et al, and Pioneer Valley Casket Co. v. Alderwoods Group, Inc. et al ("Funeral Consumer Cases") have been consolidated into this case. It is anticipated that Ralph Fancher et al v. Alderwoods Group, Inc. et al (described in greater detail below) will be consolidated if it is re-filed in the United States District Court for the Southern District of Texas.

        The Funeral Consumer Cases are purported class actions on behalf of casket consumers throughout the United States. The suits name as defendants the Company and four other public companies involved in the funeral or casket industry. The plaintiffs allege that defendants violated federal and state antitrust laws by engaging in anticompetitive practices with respect to the sale and pricing of caskets. The consolidated antitrust lawsuits seek injunctions, unspecified amounts of monetary damages, and treble damages. Since the litigation is in its preliminary stages, the Company cannot quantify its ultimate liability, if any, for the payment of damages. The Company believes the plaintiff's claims are without merit and intends to vigorously defend itself in these actions.

        Ralph Fancher et al v. Alderwoods Group, Inc. et al;    In the United States District Court, Eastern District of Tennessee at Greenville; Case No. 2:05CV145. This lawsuit, filed and served on the Company in May 2005, was voluntarily dismissed by plaintiffs and then re-filed in and again dismissed from the United States District Court for the Northern District of California. It is anticipated that plaintiffs will re-file a second time in the United States District Court for the Southern District of Texas, but they have yet to do so. This lawsuit makes claims similar to those made in the Funeral Consumer Cases, again purporting to allege a national class action and seeking essentially duplicative relief. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend itself in this action.

        Richard Sanchez et al v. Alderwoods Group, Inc.    et al; In the Superior Court of the State of California, for the County of Los Angeles, Central District; Case No.BC328962. This lawsuit, filed in February 2005 and served on the Company in April 2005, seeks to certify a nationwide class on behalf of all plaintiffs who purchased funeral goods and services from the Company. Plaintiffs allege that federal and California regulations and statutes required the Company to disclose its markups on all items obtained from third parties in connection with funeral service contracts and that the failure to make certain disclosures of markups resulted in breach of contract and other legal claims. Plaintiffs seek to recover an unspecified amount of monetary damages, attorneys' fees, costs and unspecified "injunctive and declaratory relief." The Company believes the plaintiffs' claims are without merit and intends to vigorously defend itself in this action.

        On July 7, 2005, the FTC issued a letter advisory opinion regarding the lawful construction of the term "cash advance item" as used in the Funeral Rule. The FTC opined with regard to a similar lawsuit in Texas state court: "The Commission believes that the court is incorrect in ruling that all goods or services purchased from a third-party vendor are cash advance items. This interpretation sweeps far too broadly, potentially bringing within its scope every component good or service that comprises a funeral. This was not and is not the Commission's intention in the 'cash advance' provisions of the Rule. In our opinion, the term 'cash advance item' in the Rule applies only to those items that the funeral provider represents expressly to be 'cash advance items' or represents by implication to be procured on behalf of a particular customer and provided to that customer at the same price the funeral provider paid for them." The FTC sets forth its analysis in the remainder of the letter.

        We have learned that a number of plaintiffs to these actions have filed a petition against the Federal Trade Commission in the District of Columbia Circuit Court asking the Court to overturn the FTC's July 7, 2005 Advisory Opinion. Based on that filing, the Court in Sanchez has agreed to stay all California proceedings other than plaintiffs' filing an amended complaint. Therefore, no discovery will commence until the Court so instructs or until the District of Columbia Circuit Court rules on the FTC's Advisory Opinion.

        In addition to the funeral and casket antitrust lawsuits, the Company has received a Civil Investigative Demand, dated August 4, 2005, from the Attorney General of Maryland on behalf of itself and other undisclosed state attorneys general, who have commenced an investigation of alleged anticompetitive practices in the funeral industry. The Company has also received similar Civil Investigative Demands from the Attorneys General of Florida and Connecticut.

        The ultimate outcome of the litigation matters described in this note four cannot be determined at this time. An adverse decision in one or more of such matters could have a material adverse effect on the Company, its financial condition, results of operation and cash flows. The Company intends to aggressively defend the lawsuits.

        In addition, the Company is party to other legal proceedings in the ordinary course of business, and does not expect the outcome of these proceedings, individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 5.    SUPPLEMENTARY STATEMENTS OF CASH FLOWS DISCLOSURE

        Supplemental disclosures related to the statement of cash flows consist of the following:

	16 Weeks Ended		40 Weeks Ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
Decrease (increase) in assets:
Receivables, net of allowances
Trade	$5,354	$(2,445)	$16,837	$7,638
Other	7,768	446	(6,618)	(6,220)
Inventories	1,023	2,246	769	284
Prepaid expenses	(681)	767	16,468	(2,874)
Cemetery property	(2,960)	(4,015)	(7,036)	(6,042)
Other assets	(2,552)	(10,402)	(6,100)	(15,443)

Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(9,064)	(4,832)	(19,566)	(24,273)
Net effect of pre-need receivables and deferred revenue	9,377	18,522	12,310	31,843
Other liabilities	(17)	(610)	(2,909)	4,306
Insurance policy liabilities	1,077	1,134	1,844	1,605
Other changes in non-cash balances	578	3,256	(2,945)	(4,990)

	$9,903	$4,067	$3,054	$(14,166)

Supplemental information:
Interest paid	$11,567	$21,050	$26,431	$43,499
Income taxes paid, net of refunds	806	883	2,937	3,702
Bad debt expense	1,138	955	2,304	2,792
Non-cash investing and financing activities:
Stock issued in connection with the settlement of certain unsecured claims	$—	$—	$—	$31
Stock issued as compensation in lieu of cash	42	44	106	128
Stock based compensation	43	—	43	—
Restricted cash investing and financing activities:
Purchases of funeral, cemetery, and perpetual care trust investments	145,441	28,980	501,874	120,541
Proceeds on disposition and maturities of funeral, cemetery, and perpetual care trust investments	125,693	33,434	538,809	112,059
Increase in non-controlling interests in funeral, cemetery and perpetual care trusts	15,222	19,809	38,568	43,934
Decrease in non-controlling interests in funeral, cemetery and perpetual care trusts upon fulfillment of pre-need contracts	28,760	19,996	65,171	45,864

NOTE 6.    SUPPLEMENTARY FINANCIAL INFORMATION

        A summary of certain balance sheet accounts is as follows:

	October 8, 2005	January 1, 2005
Receivables, net of allowances:
Customer receivables	$53,473	$68,721
Allowance for doubtful accounts	(10,558)	(12,029)
Other	16,403	9,753

	$59,318	$66,445

Pre-need funeral receivables and trust investments:
Customer receivables	$35,872	$37,146
Allowance for contract cancellations and refunds	(15,627)	(17,287)
Funeral trust investments	284,678	288,928
Amounts receivable from funeral trusts	29,581	27,243

	$334,504	$336,030

Pre-need cemetery receivables and trust investments:
Customer receivables	$65,940	$64,130
Unearned finance income	(6,025)	(5,759)
Allowance for contract cancellations and refunds	(16,951)	(17,538)
Cemetery merchandise and service trust investments	261,238	270,821

	$304,202	$311,654

Cemetery property:
Developed land and lawn crypts	$37,729	$37,623
Undeveloped land	30,747	30,685
Mausoleums	47,256	50,734

	$115,732	$119,042

Property and equipment:
Land	$162,329	$166,252
Buildings and improvements	381,956	368,501
Automobiles	12,495	13,014
Furniture, fixtures and equipment	65,659	54,432
Computer hardware and software	27,305	23,310
Accumulated depreciation and amortization	(108,697)	(85,254)

	$541,047	$540,255

Other assets:
Intangible assets	$18,107	$15,060
Debt issue costs	8,709	10,339
Notes receivable	3,078	2,696
Other	12,478	8,987

	$42,372	$37,082

Accounts payable and accrued liabilities:
Trade payables	$19,394	$19,847
Interest	2,063	7,210
Accrued liabilities	18,758	32,423
Accrued insurance	22,256	18,058
Accrued taxes	37,829	44,785
Other	19,757	18,339

	$120,057	$140,662

Deferred pre-need contract revenue:
Funeral	$71,615	$69,098
Cemetery	25,879	13,873

	$97,494	$82,971

Other liabilities:
Perpetual care liability	$7,689	$7,490
Other	13,454	14,464

	$21,143	$21,954

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

        The Company sells primarily to external customers, though any inter-segment sales or transfers occur at market price. The Company evaluates performance based on income from operations of the respective businesses.

For the 16 Weeks Ended:	Funeral	Cemetery	Insurance	Other	Consolidated
Revenue earned from external sales:
October 8, 2005	$133,158	$52,519	$29,105	$—	$214,782
October 9, 2004	$135,797	$48,979	$25,994	$—	$210,770
Income from operations:
October 8, 2005	$15,980	$5,314	$1,353	$(19,192)	$3,455
October 9, 2004	$24,854	$6,446	$1,595	$(14,909)	$17,986
Depreciation and amortization:
October 8, 2005	$7,718	$4,597	$54	$1,409	$13,778
October 9, 2004	$7,373	$4,523	$51	$1,009	$12,956

For the 40 Weeks Ended:	Funeral	Cemetery	Insurance	Other	Consolidated
Revenue earned from external sales:
October 8, 2005	$367,672	$134,737	$73,036	$—	$575,445
October 9, 2004	$364,044	$123,806	$62,104	$—	$549,954
Income from operations:
October 8, 2005	$66,234	$19,065	$3,466	$(31,539)	$57,226
October 9, 2004	$75,857	$17,061	$2,981	$(36,166)	$59,733
Depreciation and amortization:
October 8, 2005	$19,154	$11,852	$120	$3,747	$34,873
October 9, 2004	$18,292	$10,211	$125	$2,429	$31,057
Total assets at:
October 8, 2005	$1,112,540	$808,070	$315,000	$55,958	$2,291,568
January 1, 2005	$1,154,019	$878,349	$272,823	$67,236	$2,372,427
Goodwill at:
October 8, 2005	$321,101	$—	$—	$—	$321,101
January 1, 2005	$321,134	$—	$—	$—	$321,134

        The following table reconciles earnings from operations of reportable segments to total income and identifies the components of "Other" segment earnings from operations:

	16 Weeks Ended		40 Weeks Ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
Earnings from operations of funeral, cemetery and insurance segments	$22,647	$32,895	$88,765	$95,899
Other expenses of operations:
General and administrative expenses	(19,192)	(14,909)	(31,539)	(36,166)

Income from operations	$3,455	$17,986	$57,226	$59,733

NOTE 8.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL INFORMATION

        The following presents the condensed consolidating guarantor financial information as of October 8, 2005 and January 1, 2005 and for the 16 and 40 weeks ended October 8, 2005 and October 9, 2004 for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the 7.75% senior unsecured notes due in 2012, and the Company's subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Canadian and Puerto Rican subsidiaries, insurance subsidiaries and certain domestic subsidiaries that are prohibited by law from guaranteeing the 7.75% senior unsecured notes due in 2012.

Condensed Consolidating Balance Sheets (unaudited)

	October 8, 2005
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
ASSETS
Cash and cash equivalents	$—	$3,977	$2,356	$—	$6,333
Other current assets	—	69,912	15,908	—	85,820
Pre-need funeral receivables and trust investments	—	261,228	287,957	(214,681)	334,504
Pre-need cemetery receivables and trust investments	—	282,168	267,512	(245,478)	304,202
Cemetery property and property and equipment	—	548,062	108,717	—	656,779
Insurance invested assets	—	—	284,044	—	284,044
Goodwill	—	272,224	48,877	—	321,101
Investment in subsidiaries	1,059,299	(99,819)	—	(959,480)	—
Cemetery perpetual care trust investment	—	—	245,327	—	245,327
Other assets	8,710	17,591	27,157	—	53,458

Total assets	$1,068,009	$1,355,343	$1,287,855	$(1,419,639)	$2,291,568

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities	$39,325	$74,820	$5,912	$—	$120,057
Current maturities of long-term debt	—	2,469	21	—	2,490
Intercompany, net of investments in and advances to affiliates	61,304	(105,990)	192,089	(147,403)	—
Long-term debt	378,523	5,750	23	—	384,296
Deferred pre-need funeral and cemetery contract revenue and non-controlling interest in funeral and cemetery trusts	—	533,481	568,822	(460,159)	642,144
Insurance policy liabilities	—	—	255,198	—	255,198
Other liabilities	16	42,221	10,736	—	52,973
Non-controlling interest in perpetual care trusts	—	—	245,569	—	245,569
Stockholders' equity	588,841	802,592	9,485	(812,077)	588,841

Total liabilities and stockholders' equity	$1,068,009	$1,355,343	$1,287,855	$(1,419,639)	$2,291,568

Condensed Consolidating Balance Sheets

	January 1, 2005
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
ASSETS
Cash and cash equivalents	$—	$6,385	$2,994	$—	$9,379
Other current assets	—	98,759	12,038	—	110,797
Assets held for sale	—	31,695	72,649	(22,288)	82,056
Pre-need funeral receivables and trust investments	—	261,568	292,069	(217,607)	336,030
Pre-need cemetery receivables and trust investments	—	283,435	271,003	(242,784)	311,654
Cemetery property and property and equipment	—	557,671	101,626	—	659,297
Insurance invested assets	—	—	250,785	—	250,785
Goodwill	—	274,691	46,443	—	321,134
Investment in subsidiaries	995,959	(98,582)	—	(897,377)	—
Cemetery perpetual care trust investment	—	827	245,225	—	246,052
Other assets	10,339	15,926	18,978	—	45,243

Total assets	$1,006,298	$1,432,375	$1,313,810	$(1,380,056)	$2,372,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities	$42,827	$84,062	$13,773	$—	$140,662
Current maturities of long-term debt	4,509	2,838	1,736	—	9,083
Intercompany, net of investments in and advances to affiliates	(43,793)	(28,860)	184,458	(111,805)	—
Liabilities associated with assets held for sale	—	24,515	59,201	(22,288)	61,428
Long-term debt	446,826	7,708	23	—	454,557
Deferred pre-need funeral and cemetery contract revenue and non-controlling interest in funeral and cemetery trusts	—	521,111	575,868	(460,391)	636,588
Insurance policy liabilities	—	—	214,745	—	214,745
Other liabilities	16	29,410	12,885	—	42,311
Non-controlling interest in perpetual care trusts	—	—	257,141	—	257,141
Stockholders' equity	555,913	791,591	(6,020)	(785,572)	555,912

Total liabilities and stockholders' equity	$1,006,298	$1,432,375	$1,313,810	$(1,380,056)	$2,372,427

Condensed Consolidating Statement of Operations (unaudited)

	16 Weeks Ended October 8, 2005
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
Revenues	$—	$160,248	$54,534	$—	$214,782
Costs and expenses	—	142,139	49,742	—	191,881
General and administrative expenses	—	530	18,662	—	19,192
Provision for asset impairment	—	556	(302)	—	254

Income (loss) from operations	—	17,023	(13,568)	—	3,455
Interest on long-term debt	8,841	197	(71)	—	8,967
Intercompany charges	6,803	14,551	(21,354)	—	—
Other expense (income), net	—	(227)	159	—	(68)

Income (loss) before income taxes	(15,644)	2,502	7,698	—	(5,444)
Income taxes	663	4,212	(10,921)	(6,303)	(12,349)

Net income (loss) from continuing operations	(16,307)	(1,710)	18,619	6,303	6,905

Equity in subsidiaries	23,212	(425)	—	(22,787)	—
Discontinued operations
Income from discontinued operations	—	—	—	—	—
Income taxes	—	—	—	—	—

Net income from discontinued operations	—	—	—	—	—

Net income (loss)	$6,905	$(2,135)	$18,619	$(16,484)	$6,905

Condensed Consolidating Statement of Operations (unaudited)

	16 Weeks Ended October 9, 2004
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
Revenues	$—	$161,007	$49,763	$—	$210,770
Costs and expenses	—	133,994	44,040	—	178,034
General and administrative expenses	—	1,620	13,289	—	14,909
Provision for asset impairment	—	(535)	376	—	(159)

Income (loss) from operations	—	25,928	(7,942)	—	17,986
Interest on long-term debt	46,356	315	117	1,943	48,731
Intercompany charges	5,673	2,659	(8,332)	—	—
Other expense (income), net	—	(165)	138	—	(27)

Income (loss) before income taxes	(52,029)	23,119	135	(1,943)	(30,718)
Income taxes	(1,833)	4,435	(41)	(8,741)	(6,180)

Net income (loss) from continuing operations	(50,196)	18,684	176	6,798	(24,538)

Equity in subsidiaries	36,817	(778)	—	(36,039)	—
Discontinued operations
Income (loss) from discontinued operations	—	(4,498)	21,262	1,943	18,707
Income taxes	—	2,920	4,628	—	7,548

Net income (loss) from discontinued operations	—	(7,418)	16,634	1,943	11,159

Net income (loss)	$(13,379)	$10,488	$16,810	$(27,298)	$(13,379)

Condensed Consolidating Statement of Operations (unaudited)

	40 Weeks Ended October 8, 2005
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
Revenues	$—	$434,774	$140,671	$—	$575,445
Costs and expenses	—	361,680	126,373	—	488,053
General and administrative expenses	(262)	(13,591)	45,392	—	31,539
Provision for asset impairment	—	(1,050)	(323)	—	(1,373)

Income (loss) from operations	262	87,735	(30,771)	—	57,226
Interest on long-term debt	22,948	600	(53)	—	23,495
Intercompany charges	11,952	25,304	(37,256)	—	—
Other expense (income), net	—	(6,350)	440	—	(5,910)

Income (loss) before income taxes	(34,638)	68,181	6,098	—	39,641
Income taxes	—	50,850	(9,409)	(35,597)	5,844

Net income (loss) from continuing operations	(34,638)	17,331	15,507	35,597	33,797

Equity in subsidiaries	66,757	(1,234)	—	(65,523)	—
Discontinued operations
Income (loss) from discontinued operations	—	(1,247)	(165)	—	(1,412)
Income taxes	—	(2)	268	—	266

Net loss from discontinued operations	—	(1,245)	(433)	—	(1,678)

Net income (loss)	$32,119	$14,852	$15,074	$(29,926)	$32,119

Condensed Consolidating Statement of Operations (unaudited)

	40 Weeks Ended October 9, 2004
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
Revenues	$—	$425,309	$124,645	$—	$549,954
Costs and expenses	—	343,838	109,804	—	453,642
General and administrative expenses	2	1,621	34,543	—	36,166
Provision for asset impairment	—	(95)	508	—	413

Income (loss) from operations	(2)	79,945	(20,210)	—	59,733
Interest on long-term debt	66,204	1,073	217	—	67,494
Intercompany charges	9,280	10,910	(20,190)	—	—
Other expense (income), net	—	576	75	—	651

Income (loss) before income taxes	(75,486)	67,386	(312)	—	(8,412)
Income taxes	—	28,837	1,655	(28,899)	1,593

Net income (loss) from continuing operations	(75,486)	38,549	(1,967)	28,899	(10,005)

Equity in subsidiaries	60,468	(6,397)	—	(54,071)	—
Discontinued operations
Income (loss) from discontinued operations	—	(18,512)	20,001	—	1,489
Income taxes	—	—	6,502	—	6,502

Net income (loss) from discontinued operations	—	(18,512)	13,499	—	(5,013)

Net income (loss)	$(15,018)	$13,640	$11,532	$(25,172)	$(15,018)

Condensed Consolidating Statement of Cash Flows (unaudited)

	16 Weeks Ended October 8, 2005
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities of continuing operations	$20,783	$2,524	$22,541	$—	$45,848
Cash flows from operating activities of discontinued operations	—	—	—	—	—
Cash flows from investing activities of continuing operations	—	(6,416)	(23,426)	—	(29,842)
Cash flows from investing activities of discontinued operations	—	—	—	—	—
Cash flows from financing activities of continuing operations	(20,783)	(861)	(19)	—	(21,663)
Cash flows from financing activities of discontinued operations	—	—	—	—	—

Decrease in cash and cash equivalents	—	(4,753)	(904)	—	(5,657)
Cash and cash equivalents, beginning of period	—	8,729	3,261	—	11,990

Cash and cash equivalents, end of period	$—	$3,976	$2,357	$—	$6,333

Condensed Consolidating Statement of Cash Flows (unaudited)

	16 Weeks Ended October 9, 2004
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities of continuing operations	$127,031	$(42,320)	$(45,472)	$(1,943)	$37,296
Cash flows from operating activities of discontinued operations	—	2,896	2,328	(1,902)	3,322
Cash flows from investing activities of continuing operations	—	(6,536)	(37,926)	—	(44,462)
Cash flows from investing activities of discontinued operations	—	13,650	80,844	—	94,494
Cash flows from financing activities of continuing operations	(127,031)	(4,989)	(158)	3,845	(128,333)
Cash flows from financing activities of discontinued operations	—	(258)	(45)	—	(303)

Decrease in cash and cash equivalents	—	(37,557)	(429)	—	(37,986)
Cash and cash equivalents, beginning of period	—	44,440	3,766	—	48,206

Cash and cash equivalents, end of period	$—	$6,883	$3,337	$—	$10,220

Condensed Consolidating Statement of Cash Flows (unaudited)

	40 Weeks Ended October 8, 2005
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities of continuing operations	$70,317	$(3,266)	$49,738	$—	$116,789
Cash flows from operating activities of discontinued operations	—	661	(1,262)	—	(601)
Cash flows from investing activities of continuing operations	—	(3,547)	(49,192)	—	(52,739)
Cash flows from investing activities of discontinued operations	—	6,129	1,777	—	7,906
Cash flows from financing activities of continuing operations	(70,317)	(2,376)	(1,651)	—	(74,344)
Cash flows from financing activities of discontinued operations	—	(9)	(48)	—	(57)

Decrease in cash and cash equivalents	—	(2,408)	(638)	—	(3,046)
Cash and cash equivalents, beginning of period	—	6,385	2,994	—	9,379

Cash and cash equivalents, end of period	$—	$3,977	$2,356	$—	$6,333

Condensed Consolidating Statement of Cash Flows (unaudited)

	40 Weeks Ended October 9, 2004
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities of continuing operations	$146,559	$(38,587)	$(32,128)	$—	$75,844
Cash flows from operating activities of discontinued operations	—	8,461	6,208	(3,979)	10,690
Cash flows from investing activities of continuing operations	—	(1,997)	(52,910)	—	(54,907)
Cash flows from investing activities of discontinued operations	—	17,063	77,305	—	94,368
Cash flows from financing activities of continuing operations	(146,559)	(13,974)	(391)	3,979	(156,945)
Cash flows from financing activities of discontinued operations	—	(353)	(89)	—	(442)

Decrease in cash and cash equivalents	—	(29,387)	(2,005)	—	(31,392)
Cash and cash equivalents, beginning of period	—	36,270	5,342	—	41,612

Cash and cash equivalents, end of period	$—	$6,883	$3,337	$—	$10,220

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

        As of October 8, 2005, in conjunction with the Company's ongoing assessment to ensure that each of the Company's properties fit into the Company's strategy, the Company held five funeral homes for sale. The carrying amount of these locations was $704,000. The fair market values were determined by specific offers or bids, or estimates based on comparable recent sales transactions. The Company has recorded a pre-tax long-lived asset impairment of $200,000 during the 12 weeks ended June 18, 2005 to record those assets available for sale at the lower of carrying amount of fair market value less estimated costs to sell. For the 40 weeks ended October 8, 2005, these properties had funeral home revenues and costs of $855,000 and $732,000 (October 9, 2004 — $913,000 and $812,000), respectively.

        The assets of $1,575,000 (January 1, 2005 — $1,855,000) and liabilities of $871,000 (January 1, 2005 — $938,600) of these locations are classified according to their nature in the consolidated balance sheets and, on the basis of immateriality have not been identified separately as to assets held for sale and liabilities associated with assets held for sale in the balance sheet.

        In addition, for the 40 weeks ended October 8, 2005, the total revenues and costs of disposed funeral home locations which were not reclassified to discontinued operations were $2,409,000 and $2,353,000 (October 9, 2004 — $3,350,000 and $2,941,000), respectively.

        The asset impairment provisions include management estimates. As a result, actual results could differ significantly from these estimates.

NOTE 10.    DISCONTINUED OPERATIONS OF ASSETS HELD FOR SALE

        Over the previous three fiscal years, the Company engaged in a substantial strategic market rationalization assessment to dispose of cemetery and funeral operating locations that did not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land. The Company will on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit into the Company's strategy (See Note 9).

        As of June 18, 2005, the Company had completed the strategic market rationalization program except for one cemetery which was classified back to continuing operations during the 12 weeks ended June 18, 2005.

        The operating results of discontinued operations are summarized in the following table:

	16 Weeks Ended		40 Weeks Ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
Revenue
Funeral	$—	$5,063	$1,853	$17,490
Cemetery	—	4,070	598	12,570
Insurance	—	15,871	—	41,720

	$—	$25,004	$2,451	$71,780

Gross margin
Funeral	$—	$88	$(152)	$1,126
Cemetery	—	97	(237)	493
Insurance	—	4,202	—	9,382

	—	4,387	(389)	11,001
Provision for asset impairment	—	1,324	568	23,790
Other expense (income), net	—	(16,985)	455	(17,586)

Income (loss) from discontinued operations	—	20,048	(1,412)	4,797
Interest on long-term debt	—	1,341	—	3,308

Income (loss) from discontinued operations, before tax	—	18,707	(1,412)	1,489
Income tax provision for discontinued operations	—	7,548	266	6,502

Net income (loss) from discontinued operations	$—	$11,159	$(1,678)	$(5,013)

Depreciation included in gross margin of discontinued operations	$—	$165	$20	$464

        Details of assets held for sale at January 1, 2005, are as follows:

	Funeral	Cemetery	Total
Assets held for sale:
Current assets	$2,141	$215	$2,356
Pre-need receivables and trust investments	21,818	33,790	55,608
Cemetery property	—	—	—
Property and equipment	11,110	—	11,110
Other assets	209	12,773	12,982

	$35,278	$46,778	$82,056

Liabilities associated with assets held for sale:
Current liabilities	$67	$260	$327
Deferred pre-need contract revenue	1,971	3,691	5,662
Non-controlling interest in funeral and cemetery trusts	20,034	34,306	54,340
Other liabilities	412	687	1,099

	$22,484	$38,944	$61,428

Non-controlling interest in perpetual care trusts	$—	$11,819	$11,819

NOTE 11.    INCOME PER SHARE

        The basic and diluted income per share computations for net income were as follows:

	16 Weeks Ended		40 Weeks Ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
Income (numerator):
Net income (loss) attributable to Common stockholders	$6,905	$(13,379)	$32,119	$(15,018)

Shares (denominator):
Basic weighted average number of shares of Common stock outstanding (thousands)	40,456	40,003	40,456	39,997
Effect of stock options assumed exercised (thousands)	1,595	—	1,265	—

Diluted weighted average number of shares of Common stock outstanding (thousands)	42,051	40,003	41,721	39,997

        For the 16 and 40 weeks ended October 8, 2005, 4,013,250 employee and director stock options were dilutive to earnings and are included in the computation of diluted earnings per share. Employee and director stock options to purchase 1,034,500 shares of Common stock, warrants to purchase

2,992,000 shares of Common stock and 236,800 shares of restricted Common stock were not included in the computation of diluted earnings per share, because they were anti-dilutive.

NOTE 12.    EFFECT OF HURRICANE KATRINA

        On August 29, 2005, Hurricane Katrina struck Louisiana and Mississippi. The Company operates 30 funeral homes, four cemeteries and a limousine company in these heavily affected areas. The Company has experienced some damage at all of these locations. Repair work has begun at many of the locations. Of the 30 funeral homes, seven experienced significant damage and are not expected to be in operation by the end of the year and are not included as same-site locations in the table below. All four cemeteries are in operation. The New Orleans limousine company that had provided services both to the Company's funeral operations and other third-parties experienced significant damage to its fleet of vehicles and will not be resuming operations.

        The Company is making every effort to use its existing operating facilities to provide services to customers normally served by one of the Company's closed locations.

        The Company's insurance subsidiary supporting the sale of funeral pre-need contracts is also headquartered in New Orleans and although forced to relocate temporarily to Cincinnati, has resumed operations from New Orleans. The relocation has not significantly affected the Company's operating results.

Financial results

        The Company's financial results for the 16 weeks ended October 8, 2005 and the 40 weeks ended October 8, 2005 included results from operations for those locations affected by Hurricane Katrina as outlined in the following table:

	16 Weeks Ended		40 Weeks Ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
Funeral Homes
Revenue	$7,301	$8,506	$21,656	$22,662
Number of funeral services performed	1,570	1,832	4,649	4,865
Number of same-site funeral services performed	1,368	1,478	3,942	3,890
Costs and expenses	$7,622	$7,051	$19,024	$18,620
Gross Margin	$(321)	$1,455	$2,632	$4,042
Pre-need funeral contracts written	$3,174	$3,197	$8,956	$9,441
Cemeteries
Revenue	$787	$1,264	$2,211	$2,495
Number of cemetery interments	233	238	760	685
Costs and expenses	$900	$1,066	$2,228	$2,280
Gross Margin	$(113)	$198	$(17)	$215
Pre-need cemetery contracts written	$356	$391	$1,047	$951

Insurance coverage and long-term asset gain or loss

        The Company purchases insurance coverage for property damage, including damage from wind and flood, subject to separate limits, sub-limits and deductible amounts. The Company, along with its insurance companies, is continuing to assess and estimate the extent of damages. Based on a preliminary review of the Company's insurance policy, the Company expects to recover a substantial portion of the costs associated with the storm damage through insurance, including the capital costs of rebuilding. For those properties not in operation and requiring rebuilding, insurance proceeds have not yet been fully estimated, and as a result, any estimated loss or gain for these properties cannot be determined. The net book value of buildings and contents for those locations not in operation aggregates $7.4 million.

        The Company has recorded an expense of $3.0 million in the 16 weeks ended October 8, 2005, representing its expected deductible under its insurance policies and other expenses not expected to be reimbursed under the insurance policy. Under its internal risk sharing practice the Company's aggregate costs are charged to all its operations, not just the locations affected by Hurricane Katrina. The effect on funeral and cemetery costs for the 16 weeks ended October 8, 2005 was $2.2 and $0.8 million respectively.

        The Company is self-insured for physical damage to its owned and leased automobiles and charges the aggregate resulting costs to all of its operations. Hurricane Katrina resulted in estimated damages across our vehicles aggregating $0.6 million. The effect of Hurricane Katrina vehicle damage on funeral and cemetery costs for the 16 weeks ended October 8, 2005 was $0.5 and $0.1 million respectively.

        The Company has business interruption insurance that allows the recovery of operating costs and lost profits. The Company is preparing its analysis in support of a claim. Potential proceeds from this claim cannot currently be reasonably estimated and therefore no receivable or recovery has been recorded as of October 8, 2005.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Alderwoods Group, Inc., a Delaware corporation ("Alderwoods Group" and, together with its subsidiaries unless the context otherwise requires, the "Company"), is the second largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As of October 8, 2005, the Company operated 613 funeral homes, 72 cemeteries and 60 combination funeral homes and cemeteries throughout North America. As of October 9, 2004, the Company operated 683 funeral homes, 110 cemeteries and 61 combination funeral homes and cemeteries throughout North America.

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

        Insurance Operations.    The Company operates an insurance subsidiary licensed in a total of 35 states. This insurance subsidiary sells a variety of insurance products, primarily to fund pre-need funeral services.

Critical Accounting Policies

        Accounting policies that the Company believes are both most important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgments are described under Item 7. "— Management's Discussion and Analysis of Financial Condition and Results of Operations" in Alderwoods Group's Annual Report on Form 10-K for the 52 weeks ended January 1, 2005, as filed with the U.S. Securities and Exchange Commission ("SEC"). There have been no changes to the Company's critical accounting policies in the 16 weeks ended October 8, 2005.

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

Results of Operations

        Detailed below are the operating results of the Company for the 16 and 40 weeks ended October 8, 2005 and October 9, 2004. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of revenue.

        The following provides a detailed discussion of continuing operations, which consist of those business operations the Company owned and operated both for the entire current and prior fiscal quarters and that the Company plans to retain, and those business operations that have been opened during either the current or prior fiscal quarters and that the Company plans to retain. Discontinued operations consist of those business operations that have been sold or closed during prior fiscal quarters. As of June 18, 2005, the Company had completed the sale of all the locations classified as discontinued operations in its strategic market rationalization except for one cemetery which was classified back to continuing operations during the 12 weeks ended June 18, 2005. The program was completed as of the end of the second quarter 2005.

        The operations of the Company comprise three business segments: funeral homes, cemeteries and insurance. Additional segment information is provided in Note 7 to the Company's interim consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Hurricane Katrina

        During the 16 weeks Ended October 8, 2005, some of the Company's operations were affected by Hurricane Katrina. The Company operates 30 funeral homes, four cemeteries and a limousine company in areas of Louisiana and Mississippi that were affected by the hurricane on August 29, 2005. The Company has experienced some damage at all of these locations. Repair work has begun at many of the locations. Of the 30 funeral homes, seven experienced significant damage and are not expected to be in operation by the end of the year. All four cemeteries are in operation. The New Orleans limousine company that had provided services both to the Company's funeral operations and other third-parties experienced significant damage to its fleet of vehicles and will not be resuming operations.

        The Company purchases insurance coverage for property damage, including damage from wind and flood, subject to separate limits, sub-limits and deductible amounts. The Company, along with its insurance companies, is continuing to assess and estimate the extent of damages. Based on a preliminary review of the Company's insurance policy, the Company expects to recover a substantial portion of the costs associated with the storm damage through insurance, including the capital costs of rebuilding. For those properties not in operation and requiring rebuilding, insurance proceeds have not yet been fully estimated, and as a result, any estimated loss or gain for these properties cannot be determined. The net book value of buildings and contents for those locations not in operation aggregates $7.4 million.

        The Company has recorded an expense of $3.0 million in the 16 weeks ended October 8, 2005, representing its expected deductible under its insurance policies and other expenses not expected to be reimbursed under the insurance policy. Under its internal risk sharing practice, the Company's aggregate costs are charged to all its operations, not just the locations affected by Hurricane Katrina. The effect on funeral and cemetery costs for the 16 weeks ended October 8, 2005 was $2.2 and $0.8 million respectively.

        The Company is self-insured for physical damage to its owned and leased automobiles and charges the aggregate resulting costs to all of its operations. Hurricane Katrina resulted in estimated damages across our vehicles aggregating $0.6 million. The effect of Hurricane Katrina vehicle damage on funeral and cemetery costs for the 16 weeks ended October 8, 2005 was $0.5 and $0.1 million respectively.

        The Company has business interruption insurance that allows the recovery of operating costs and lost profits. The Company is preparing its analysis in support of a claim. Potential proceeds from this claim cannot currently be reasonably estimated and therefore no receivable or recovery has been recorded as of October 8, 2005.

        Additional information regarding Hurricane Katrina is provided in Note 12 to the Company's interim consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

16 Weeks Ended October 8, 2005 Compared to 16 Weeks Ended October 9, 2004

	16 Weeks Ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
	(in thousands)	(in thousands)	(percentages)	(percentages)
Revenue
Funeral	$133,158	$135,797	62.0	64.5
Cemetery	52,519	48,979	24.5	23.2
Insurance	29,105	25,994	13.5	12.3

Total	$214,782	$210,770	100.0	100.0

Gross margin
Funeral	$16,231	$25,297	12.2	18.6
Cemetery	5,317	5,844	10.1	11.9
Insurance	1,353	1,595	4.6	6.1

Total	22,901	32,736	10.7	15.5

Expenses
General and administrative	19,192	14,909	8.9	7.1
Provision for asset impairment	254	(159)	0.1	(0.1)

Income from operations	3,455	17,986	1.7	8.5
Interest on long-term debt and refinancing costs	8,967	48,731	4.2	23.1
Other expense (income), net	(68)	(27)	—	—

Income before income taxes	(5,444)	(30,718)	(2.5)	(14.6)
Income tax recovery	(12,349)	(6,180)	(5.7)	(2.9)

Net income (loss) from continuing operations	6,905	(24,538)	3.2	(11.7)
Net income from discontinued operations, net of tax	—	11,159	—	5.3

Net income (loss)	$6,905	$(13,379)	3.2	(6.4)

        Other information for the 16 weeks ended October 8, 2005, and 16 Weeks Ended October 9, 2004, is summarized in the following table:

			Increase (decrease)
Continuing Operations:	October 8, 2005	October 9, 2004
			(amount)	(percentages)
Funeral — Other Information
Number of funeral services performed	32,368	33,799	(1,431)	(4.2)
Number of same site funeral services performed	32,070	32,980	(910)	(2.8)
Average revenue per funeral service	$4,114	$4,018	$96	2.4
Same site average revenue per funeral service	$4,109	$4,027	$82	2.0
Pre-need funeral contracts written (in millions)	$59.7	$52.9	$6.8	13.0
Pre-need funeral conversion (percentages)	27	26	1	—
Cemetery — Other Information
Number of cemetery interments	13,763	13,435	328	2.4
Pre-need cemetery contracts written (in millions)	$28.9	$26.3	$2.6	9.8

Continuing Operations

        Consolidated revenue of $214.8 million for the 16 weeks ended October 8, 2005, increased by $4.0 million, or 1.9%, compared to the corresponding period in 2004, reflecting increases in the cemetery and insurance segments partially offset by a decrease in funeral revenue. Consolidated gross margin as a percentage of revenue decreased to 10.7% for the 16 weeks ended October 8, 2005, from 15.5% for the corresponding period in 2004.

        Funeral revenue of $133.2 million for the 16 weeks ended October 8, 2005, decreased by $2.6 million, compared to $135.8 million for the corresponding period in 2004, primarily as a result of a decrease in the number of funeral services performed partially offset by an increase of $96, or 2.4%, in average revenue per funeral service performed. The number of funeral services performed during the 16 weeks ended October 8, 2005 decreased by 4.2% from the corresponding period in 2004. The increase in average revenue per funeral service performed was achieved through adjusting the pricing and mix of merchandise and services offered to customer families designed to both meet customer family needs and to increase average revenues.

        Included in the funeral revenue for the 16 weeks ended October 8, 2005 is $7.3 million from 1,570 funeral services performed in New Orleans, Louisiana and on the Gulf Coast of Mississippi compared to $8.5 million of funeral revenue from 1,832 funeral services performed for the 16 weeks ended October 9, 2004. The Company's funeral operations in these areas were significantly affected by Hurricane Katrina.

        On a same site basis, funeral revenue was $131.8 million for the 16 weeks ended October 8, 2005, a decrease of $1.0 million compared to $132.8 million for the corresponding period in 2004, as a result of a decrease of 2.8% in the number of funeral services performed from the corresponding period in 2004 offset by an increase of $82, or 2.0%, in average revenue per funeral service performed. If the locations affected by Hurricane Katrina were removed, the number of funeral services performed on a same site basis would have declined 2.5% from the corresponding period in 2004.

        The number of cremation services performed as a percentage of total services performed increased to 36.7% for the 16 weeks ended October 8, 2005, compared to 35.9% for the corresponding period in 2004, consistent with national trends. The number of cremation services performed may impact funeral revenue, as the average revenue per cremation service is typically lower than the average revenue for a traditional funeral service.

        Funeral gross margin as a percentage of revenue decreased to 12.2% for the 16 weeks ended October 8, 2005, compared to 18.6% for the corresponding period in 2004. The decrease in gross margin was primarily due to (i) increased wages, training and advertising costs related to the Company's expanded field management structure and investment in programs designed to build local brand awareness and generate growth in future services, (ii) a $2.7 million accrual for an expected insurance deductible and expenses not expected to be reimbursed under the Company's insurance policy for damages at locations affected by Hurricane Katrina offset by $1.0 million of lower insurance costs compared to the prior year, and (iii) a $1.3 million accrual for litigation claims during the 16 weeks ended October 8, 2005.

        Pre-need funeral contracts written for the 16 weeks ended October 8, 2005, were $59.7 million, compared to $52.9 million for the corresponding period in 2004. The Company is continuing its program to increase pre-need sales. For the 16 weeks ended October 8, 2005, 27% of the funeral services performed were derived from the pre-need backlog, an increase from 26% in the comparative period in 2004. The Company manages the cash impact of its pre-need funeral sales program primarily by offsetting direct costs, including commissions paid to counselors, with either general agency commissions received from third party and related insurance companies or amounts not required to be trusted. Pre-need funeral sales are important, because over time, they build the foundation for future funeral revenue and generate positive cash flow when the funeral service is performed.

        Cemetery revenue of $52.5 million for the 16 weeks ended October 8, 2005, was $3.5 million, or 7.2%, higher than cemetery revenue for the corresponding period in 2004, primarily due to increased pre-need space sales of $2.1 million at the Company's Rose Hills subsidiary, combined with an overall increase in the number of cemetery interments.

        Cemetery gross margin as a percentage of revenue decreased to 10.1% for the 16 weeks ended October 8, 2005, compared to 11.9% for the corresponding period in 2004, primarily due to a $0.9 million accrual for an expected insurance deductible and expenses not expected to be reimbursed under the Company's insurance policy for damages at locations affected by Hurricane Katrina and a $0.4 million accrual for litigation claims during the 16 weeks ended October 8, 2005.

        Pre-need cemetery contracts written for the 16 weeks ended October 8, 2005, were $28.9 million, compared to $26.3 million for the corresponding period in 2004. The increase in pre-need cemetery contracts written was primarily due to higher sales of cemetery spaces at the Company's Rose Hills subsidiary. Pre-need cemetery sales may initially decrease cash flows if the amount of cash initially collected is insufficient to cover the amount required to be trusted, sales commissions, and other direct costs paid out. However, this initial net cash flow impact is not significant, as the Company sets minimum down payments, maximum terms and sales commission rates to maximize cash flow. The Company believes that pre-need cemetery sales are important, because over time, they generate positive cash flow and build the foundation for future cemetery revenue.

        Insurance revenue for the 16 weeks ended October 8, 2005, increased $3.1 million, or 12.0%, compared to the corresponding period in 2004, primarily due to increases in premiums of $2.9 million. Insurance premium revenue is dependent on the level of pre-need funeral contracts written over time that are funded by the Company's insurance subsidiary. Insurance production represents the insurance segment's participation in the Company's pre-need funeral contracts and for the 16 weeks ended October 8, 2005 was $42.6 million compared to $35.1 million for the corresponding period in 2004. Insurance gross margin as a percentage of revenue decreased to 4.6% for the 16 weeks ended October 8, 2005, compared to 6.1% for the corresponding period in 2004, due to a decrease in investment gains of $0.7 million compared to the 16 weeks ended October 9, 2004. The Company expects the insurance gross margin percentage to grow modestly over the near term.

        General and administrative expenses for the Company for the 16 weeks ended October 8, 2005, were $19.2 million, or 8.9% of consolidated revenue, compared to $14.9 million, or 7.1% of consolidated revenue for the corresponding period in 2004. The increase of $4.3 million is primarily due to an increase in wages, consulting and audit expenses of $1.1 million related to Sarbanes-Oxley compliance, increased accrual for management incentive bonuses of $2.3 million and a $0.5 million foreign exchange impact from Canadian dollar based support center costs.

        In accordance with FAS 142, the Company undertook its annual goodwill impairment review during the 16 weeks ended October 8, 2005. Goodwill impairment is deemed to exist, and must then be further assessed, if a reporting unit's carrying amount exceeds its estimated fair value. The Company's reporting units are funeral, cemetery and insurance, which are consistent with the Company's operating segments. All of the Company's goodwill is recorded in the funeral reporting unit. As a result of the Company's annual goodwill impairment review, there was no indication of goodwill impairment, as the estimated fair value of the reporting unit exceeded its carrying amount as of October 8, 2005.

        Interest expense on long-term debt for the 16 weeks ended October 8, 2005, was $9.0 million, reflecting the effect of principal repayments and lower interest rates compared to interest expense, tender premium and refinancing costs in the corresponding period in 2004, as detailed in the following table:

	16 Weeks Ended
	October 8, 2005	October 9, 2004
	(in millions)
Interest on long-term debt	$8.1	$14.8
Amortization of debt issue costs	0.9	—
Tender premium on the repurchase of the 12.25% Senior Unsecured Notes due in 2009	—	31.3
Unamortized deferred finance costs expensed relating to the Credit Agreement that was refinanced	—	1.2
Unamortized deferred finance costs expensed relating to the subordinated bridge loan due in 2005 that was fully repaid	—	0.8
Refinancing fees and costs on the Credit Agreement that was refinanced	—	1.9
Allocation of interest to discontinued operations	—	(1.3)

Total interest on long-term debt and refinancing costs	$9.0	$48.7

        Income tax recovery for the 16 weeks ended October 8, 2005 was $12.3 million compared to $6.2 million for the corresponding period in 2004. During the 16 weeks ended October 8, 2005, the Company recorded the non-cash resolution of an outstanding tax liability by reducing its tax expense by $12.6 million and also recorded an adjustment to bring the year-to-date effective tax rate before the above benefit is approximately 45%. The Company's effective tax rate for the 16 weeks ended October 9, 2004 was 20.1%. Future realizations of the benefits of the tax assets that had a corresponding valuation allowance established on January 2, 2002 will result in a reduction to goodwill established on January 2, 2002. The effective tax rate also varied from the statutory tax rate for the 16 weeks ended October 8, 2005, because in certain jurisdictions, losses incurred may not offset the tax expense in profitable jurisdictions.

        At December 31, 2001, the Company had accrued $57.1 million of reorganization costs related to costs incurred during it's predecessor's reorganization, as well as costs incurred in connection with the actual emergence from reorganization proceedings and various related activities. As of October 8, 2005, the balance of $1.2 million of reorganization costs, primarily consisting of an accrual for a legal fee reimbursement, has been included in accounts payable and accrued liabilities.

        During the 16 weeks ended October 8, 2005, the Company sold four funeral locations for gross proceeds of $1.8 million.

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

        As of June 18, 2005, the Company completed the strategic market rationalization program except for one cemetery which was classified back to continuing operations during the 12 weeks ended June 18, 2005.

        The Company had classified all the locations identified in its strategic market rationalization program for disposal as assets held for sale in the consolidated balance sheets and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition within discontinued operations. Depreciation and amortization is not recorded once an asset has been identified as held for sale. The Company has also reclassified the prior fiscal periods to reflect any comparative amounts on a similar basis. All discontinued operations financial information presented under the insurance segment relates to Security Plan Life Insurance Company.

40 Weeks Ended October 8, 2005 Compared to 40 Weeks Ended October 9, 2004

	40 Weeks Ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
	(in thousands)	(in thousands)	(percentages)	(percentages)
Revenue
Funeral	$367,672	$364,044	63.9	66.2
Cemetery	134,737	123,806	23.4	22.5
Insurance	73,036	62,104	12.7	11.3

Total	$575,445	$549,954	100.0	100.0

Gross margin
Funeral	$66,215	$77,044	18.0	21.2
Cemetery	17,711	16,287	13.1	13.2
Insurance	3,466	2,981	4.7	4.8

Total	87,392	96,312	15.2	17.5

Expenses
General and administrative	31,539	36,166	5.5	6.6
Provision for asset impairment	(1,373)	413	(0.2)	0.1

Income from operations	57,226	59,733	9.9	10.8
Interest on long-term debt and refinancing costs	23,495	67,494	4.1	12.3
Other expense (income), net	(5,910)	651	(1.0)	0.1

Income (loss) before income taxes	39,641	(8,412)	6.8	(1.6)
Income taxes	5,844	1,593	1.0	0.3

Net income (loss) from continuing operations	33,797	(10,005)	5.8	(1.9)
Loss from discontinued operations, net of tax	(1,678)	(5,013)	(0.3)	(0.9)

Net income (loss)	$32,119	$(15,018)	5.5	(2.8)

        Other information for the 40 weeks ended October 8, 2005, and 40 weeks ended October 9, 2004, is summarized in the following table:

			Increase (decrease)
Continuing Operations:	October 8, 2005	October 9, 2004	(amount)	(percentages)
Funeral — Other Information
Number of funeral services performed	89,103	90,599	(1,496)	(1.7)
Number of same site funeral services performed	87,162	88,103	(941)	(1.1)
Average revenue per funeral service	$4,126	$4,018	$108	2.7
Same site average revenue per funeral service	$4,137	$4,032	$105	2.6
Pre-need funeral contracts written (in millions)	$150.0	$137.3	$12.7	9.3
Pre-need funeral conversion (percentages)	27	26	1	—
Cemetery — Other Information
Number of cemetery interments	36,264	36,058	206	0.6
Pre-need cemetery contracts written (in millions)	$74.7	$65.5	$9.2	14.0

Continuing Operations

        Consolidated revenue of $575.4 million for the 40 weeks ended October 8, 2005, increased by $25.5 million, or 4.6%, compared to the corresponding period in 2004, reflecting increases in all business segment revenues. Consolidated gross margin as a percentage of revenue decreased to 15.2% for the 40 weeks ended October 8, 2005, from 17.5% for the corresponding period in 2004.

        Funeral revenue of $367.7 million for the 40 weeks ended October 8, 2005, increased by $3.7 million, compared to $364.0 million for the corresponding period in 2004, primarily as a result of an increase of $108, or 2.7%, in average revenue per funeral service performed, partially offset by a decrease in the number of funeral services performed. The number of funeral services performed during the 40 weeks ended October 8, 2005 decreased by 1.7% from the corresponding period in 2004. The increase in average revenue per funeral service performed was achieved through adjusting the pricing and mix of merchandise and services offered to customer families designed to both meet customer family needs and to increase average revenues.

        Included in the funeral revenue for the 40 weeks ended October 8, 2005 is $21.7 million from 4,649 funeral services performed in New Orleans, Louisiana, and on the Gulf Coast of Mississippi compared to $22.7 million of funeral revenue from 4,865 funeral services performed for the 40 weeks ended October 9, 2004. The Company's funeral operations in these areas were affected significantly by Hurricane Katrina.

        On a same site basis funeral revenue was $360.6 million for the 40 weeks ended October 8, 2005, an increase of $5.4 million compared to $355.2 million for the corresponding period in 2004, as a result of an increase of $105, or 2.6%, in average revenue per funeral service performed, offset by a decrease of 1.1% in the number of funeral services performed from the corresponding period in 2004. If the locations affected by Hurricane Katrina were removed, the number of funeral services performed on a same site basis would have declined 1.2% from the corresponding period in 2004 as the impacted locations were performing well prior to Hurricane Katrina.

        The number of cremation services performed as a percentage of total services performed increased to 36.4% for the 40 weeks ended October 8, 2005, compared to 35.3% for the corresponding period in 2004, consistent with national trends. The number of cremation services performed may impact funeral revenue, as the average revenue per cremation service is typically lower than the average revenue for a traditional funeral service.

        Funeral gross margin as a percentage of revenue decreased to 18.0% for the 40 weeks ended October 8, 2005, compared to 21.2% for the corresponding period in 2004. The decrease in gross margin was primarily due to (i) increased wages, training and advertising costs related to the Company's expanded field management structure and investment in programs designed to build local brand awareness and generate growth in future services, (ii) a $2.7 million accrual for an expected insurance deductible and expenses not expected to be reimbursed under the Company's insurance policy for damages at locations affected by Hurricane Katrina offset by $1.0 million of lower insurance costs compared to the prior year, and (iii) a $1.3 million accrual for litigation claims during the 40 weeks ended October 8, 2005.

        Pre-need funeral contracts written for the 40 weeks ended October 8, 2005, were $150.0 million, compared to $137.3 million for the corresponding period in 2004. The Company is continuing its program to increase pre-need sales. For the 40 weeks ended October 8, 2005, 27% of the funeral services performed were derived from pre-need backlog, an increase from 26% in the comparative period in 2004. The Company manages the cash impact of its pre-need funeral sales program primarily by offsetting direct costs, including commissions paid to counselors, with either general agency commissions received from third party and related insurance companies or amounts not required to be trusted. Pre-need funeral sales are important, because over time, they build the foundation for future funeral revenue and generate positive cash flow when the funeral service is performed.

        Cemetery revenue of $134.7 million for the 40 weeks ended October 8, 2005, was $10.9 million, or 8.8%, higher than cemetery revenue for the corresponding period in 2004, primarily due to increased space sales of $7.6 million at the Company's Rose Hills subsidiary, combined with an overall increase in the number of cemetary interments and a reduction of $0.7 million in the allowance for cancellation of related customer receivables as a result of improving collection trends.

        Cemetery gross margin as a percentage of revenue decreased to 13.1% for the 40 weeks ended October 8, 2005, compared to 13.2% for the corresponding period in 2004. The decrease in gross margin includes a $0.9 million accrual for an expected insurance deductible and expenses not expected to be reimbursed under the Company's insurance policy for damages at locations affected by Hurricane Katrina and a $0.4 million accrual for litigation claims during the 40 weeks ended October 8, 2005.

        Pre-need cemetery contracts written for the 40 weeks ended October 8, 2005, were $74.7 million, compared to $65.5 million for the corresponding period in 2004. The increase in pre-need cemetery contracts written was primarily due to higher sales of cemetery spaces at the Company's Rose Hills subsidiary. Pre-need cemetery sales may initially decrease cash flows if the amount of cash initially collected is insufficient to cover the amount required to be trusted, sales commissions, and other direct costs paid out. However, this initial cash flow impact is not significant, as the Company sets minimum down payments, maximum terms and sales commission rates to maximize cash flow. The Company believes that pre-need cemetery sales are important, because over time, they generate positive cash flow and build the foundation for future cemetery revenue.

        Insurance revenue for the 40 weeks ended October 8, 2005, increased $10.9 million, or 17.6%, compared to the corresponding period in 2004, primarily due to increases in premiums of $10.0 million. Insurance premium revenue is dependent on the level of pre-need funeral contracts written over time that are funded by the Company's insurance subsidiary. Insurance production represents the insurance segment's participation in the Company's pre-need funeral contracts and for the 40 weeks ended October 8, 2005 was $105.3 million compared to $86.4 million for the corresponding period in 2004. Insurance gross margin as a percentage of revenue decreased to 4.7% for the 40 weeks ended October 8, 2005, compared to 4.8% for the corresponding period in 2004, due to a decrease in investment gains of $1.0 compared to the 40 weeks ended October 9, 2004. The Company expects the insurance gross margin percentage to grow modestly over the near term.

        General and administrative expenses decreased $4.7 million for the 40 weeks ended October 8, 2005, to $31.5 million, or 5.5% of consolidated revenue, compared to $36.2 million, or 6.6% of consolidated revenue, for the corresponding period in 2004. General and administrative expenses included the following items affecting the comparison of the 40 weeks ended October 8, 2005 to the 40 weeks ended October 9, 2004:

	40 Weeks Ended
	October 8, 2005	October 9, 2004
	(in millions)
Recovery of corporate receivable previously fully reserved against	$(10.9)	$(1.2)
Reduction in accrual on settlement of U.S. trustee bankruptcy fee	(0.9)	—
Increased Sarbanes-Oxley compliance costs	2.5	—
Increased support center facilities costs	1.0	—
Retirement allowance accrual	1.1	—
Foreign exchange impact on Canadian dollar based support centers	0.7	—
Reversal of legal claim accrual due to approvals obtained for insurance coverage of the costs	—	(0.9)

        In accordance with FAS 142, the Company undertook its annual goodwill impairment review during the 40 weeks ended October 8, 2005. Goodwill impairment is deemed to exist, and must then be further assessed, if a reporting unit's carrying amount exceeds its estimated fair value. The Company's reporting units are funeral, cemetery and insurance, which are consistent with the Company's operating segments. All of the Company's goodwill is recorded in the funeral reporting unit. As a result of the Company's annual goodwill impairment review, there was no indication of goodwill impairment, as the estimated fair value of the reporting unit exceeded its carrying amount as of October 8, 2005.

        Interest expense on long-term debt for the 40 weeks ended October 8, 2005, was $23.5 million, a decrease of $44.0 million from the corresponding period of $67.5 million, reflecting the effect of principal repayments and lower interest rates compared to interest expense, tender premium and refinancing costs in the corresponding period in 2004 partially offset by the inclusion in the 40 weeks ended October 9, 2004 of a credit of $7.2 million from the unamortized premium upon the early retirement of the 12.25% Convertible Subordinated Notes due in 2012, as detailed in the following table:

	40 Weeks Ended
	October 8, 2005	October 9, 2004
	(in millions)
Interest on long-term debt	$20.6	$41.5
Amortization of debt issue costs	2.6
Tender premiums on the repurchase of the 12.25% Senior Unsecured Notes due in 2009	0.3	32.5
Unamortized deferred finance costs expensed relating to the Credit Agreement that was refinanced	—	1.2
Unamortized deferred finance costs expensed relating to the subordinated bridge loan due in 2005 that was fully repaid	—	0.9
Refinancing fees and costs on the Credit Agreement that was refinanced	—	1.9
Unamortized premium credited to interest expense on 12.25% Convertible Subordinated Notes due in 2012 that were fully retired	—	(7.2)
Allocation of interest to discontinued operations	—	(3.3)

Total interest on long-term debt and refinancing costs	$23.5	$67.5

        Income tax expense for the 40 Weeks Ended October 8, 2005 was $5.8 million compared to $1.6 million for the corresponding period in 2004. During the 40 Weeks Ended October 8, 2005, the Company recorded the non-cash resolution of an outstanding tax liability by reducing its tax expense by $12.1 million. The year-to-date effective tax rate before the above benefit was approximately 45%. Future realizations of the benefits of the tax assets that had a corresponding valuation allowance established on January 2, 2002 will result in a reduction to goodwill established on January 2, 2002. The effective tax rate also varied from the statutory tax rate for the 40 weeks ended October 8, 2005, because in certain jurisdictions, losses incurred may not offset the tax expense in profitable jurisdictions.

        During the 40 weeks ended October 8, 2005, the Company sold 22 funeral, five cemetery and four combination locations for gross proceeds of $9.1 million.

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

        As of June 18, 2005, the Company completed the strategic market rationalization program except for one cemetery which was classified back to continuing operations during the 12 weeks ended June 18, 2005.

        The Company had classified all the locations identified in its strategic market rationalization program for disposal as assets held for sale in the consolidated balance sheets and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition within discontinued operations. Depreciation and amortization is not recorded once an asset has been identified as held for sale. The Company has also reclassified the prior fiscal periods to reflect any comparative amounts on a similar basis. All discontinued operations financial information presented under the insurance segment relates to Security Plan Life Insurance Company.

Pre-need Funeral and Cemetery Backlog for Continuing Operations

        The Company's backlog represents pre-need funeral and cemetery arrangements with customer families. These arrangements are subject to trust or insurance funding requirements. The activities in the

Company's funeral backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

	16 Weeks Ended		40 Weeks Ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
	(in thousands)		(in thousands)
Funeral backlog:
Beginning balance	$1,307,643	$1,231,799	$1,279,964	$1,199,441
Sales, net of cancellations	50,835	41,355	133,760	117,589
Maturities	(34,475)	(28,068)	(102,675)	(95,949)
Net increase in insurance benefits and earnings realized on funeral trust balances	9,634	6,044	16,047	12,383
Change in cancellation reserve	(2,829)	(9,875)	2,566	3,953
Other	2,378	6,118	3,524	9,956

Ending balance	$1,333,186	$1,247,373	$1,333,186	$1,247,373

Trust funded	$349,972	$362,715	$349,972	$362,715
Third party insurance companies	662,745	643,677	662,745	643,677
Subsidiary insurance companies	320,469	240,981	320,469	240,981

	$1,333,186	$1,247,373	$1,333,186	$1,247,373

        The activities in the Company's cemetery backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

	16 weeks Ended		40 Weeks Ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
	(in thousands)		(in thousands)
Cemetery backlog:
Beginning balance	$270,650	$260,316	$262,825	$259,456
Sales, net of cancellations	26,842	24,370	69,809	62,210
Maturities	(26,006)	(26,109)	(67,713)	(61,615)
Earnings realized on cemetery trust balances	4,243	4,826	8,956	3,235
Change in cancellation reserve	270	(245)	2,122	(128)
Other	(1709)	—	(1709)	—

Ending balance	$274,290	$263,158	$274,290	$263,158

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

        Net cash from continuing operating activities was $45.9 million for the 16 weeks ended October 8, 2005, compared to $37.3 million for the corresponding period in 2004. The increase is due primarily to an $11.5 million settlement the Company received for satisfaction of all outstanding obligations under the $15 million of notes which were set up as part of the purchase price for the 2001 sale by the predecessor company of its interests in certain Michigan cemeteries. The Company had established an allowance against the full principal amount of the notes at the time of sale of the cemeteries due to concerns over collectability.

        Net cash from continuing operating activities was $116.8 million for the 40 weeks ended October 8, 2005, compared to $75.8 million for the corresponding period in 2004. The increase is primarily due to $25.4 million in withdrawals of excess funds from funeral and cemetery trusts resulting from the Company's ongoing review process (which is substantially complete), $16.1 million related to collateral for liability lines of insurance coverage replaced with a letter of credit and the collection of an $11.5 million settlement for notes receivables previously set up as an allowance (as described above). The increase is partially offset by the payment of $9.1 million as settlement of the U.S. trustee bankruptcy fee.

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

        Net cash used in continuing investing activities was $29.8 million for the 16 weeks ended October 8, 2005, compared to $44.5 million for the corresponding period in 2004, primarily due to the decrease of $14.2 million in net purchases of insurance assets.

        Net cash used in continuing investing activities was $52.7 million for the 40 weeks ended October 8, 2005, compared to $54.9 million for the corresponding period in 2004, primarily due to the decrease of $9.7 million in net purchase of insurance assets, partially offset by an increase in purchase of property and equipment of $7.9 million.

        Net cash used in continuing financing activities was $21.7 million for the 16 weeks ended October 8, 2005, compared to $128.3 million for the corresponding period in 2004. The decrease of $106.6 million was due primarily to the lower net repayment of debt during the 16 weeks ended October 8, 2005, compared to the corresponding period in 2004.

        Net cash used in continuing financing activities was $74.3 million for the 40 weeks ended October 8, 2005, compared to $156.9 million for the corresponding period in 2004. The decrease of $82.6 million was primarily due to the lower net repayment of debt during the 40 weeks ended October 8, 2005, compared to the corresponding period in 2004.

        The net cash from discontinued operations of nil for the 16 weeks ended October 8, 2005, compared to net cash provided by discontinued operations of $97.5 million in the corresponding period in 2004 was due to the completion of the Company's disposition program as of the end of the second fiscal quarter of 2005.

        For the 40 weeks ended October 8, 2005, the majority of proceeds from the sale of the Company's operating locations and excess real estate were used to further reduce long term debt.

        As of October 8, 2005, the Company's cash balance was $6.3 million and the amount available under the Credit Agreement's $75.0 million revolving credit facility (the "Revolving Credit Facility") was $75.0 million, less $17.7 million in outstanding letters of credit. The Company's debt repayment obligation over the next 12 months is $2.5 million and aggregates $185.1 million over the next five years. The Company believes that the Revolving Credit Facility, together with existing cash, cash flow from operations and expected cash proceeds from the sale of discontinued operations, will be sufficient to meet the Company's anticipated capital expenditures, working capital requirements and debt repayment obligations in both the near and intermediate terms.

Long-Term Indebtedness

        The change in the Company's carrying amounts of long-term indebtedness is as follows:

Issue	Long-Term Indebtedness Carrying Value January 1, 2005	Net increase (decrease)	Long-Term Indebtedness Carrying Value October 8, 2005
	(in millions)	(in millions)	(in millions)
Revolving credit facility	$—	$—	$—
Senior secured Term Loan B due in 2009	246.8	(68.3)	178.5
7.75% Senior unsecured notes due in 2012	200.0	—	200.0
12.25% Senior unsecured notes due in 2009	4.5	(4.5)	—
Promissory notes and capitalized obligations (a)	12.3	(4.0)	8.3

Carrying amounts	$463.6	$(76.8)	$386.8

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

        Financial covenants under the Credit Agreement require the Company to maintain a minimum interest coverage ratio and fixed charge coverage ratio, and not to exceed a maximum leverage ratio. As of October 8, 2005, the Company met all of the financial covenants required by the Credit Agreement.

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

Contractual Obligations and Commercial Commitments

        The following table details the Company's contractual obligations of continuing and discontinued operations as of October 8, 2005. Significant changes to long-term debt are discussed above under "Long-Term Indebtedness."

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Long-term debt (a)	$378,523	$—	$4,661	$173,862	$200,000
Promissory notes and capitalized obligations (a) (b)	8,263	2,491	3,296	817	1,659
Operating leases (c)	43,656	8,205	11,191	7,694	16,565

Total	$430,442	$10,696	$19,148	$182,373	$218,224

(a)
See Note 3 to the Company's interim consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

(b)
Promissory notes and capitalized obligations include amounts payable under non-competition agreements and capitalized lease obligations.

(c)
Operating leases are primarily for premises and automobiles and expire over the next one to 28 years.

        In addition to the operating leases noted in the table above, as of October 8, 2005, the Company leased approximately 1,236 vehicles under a master operating lease agreement, which has a minimum lease term of 12 months. The Company's practice is to continue these leases on a month-to-month basis after the expiry of the minimum lease term. Lease payments for these vehicles are projected to be $7.7 million over the next 12 months.

        The Company issues purchase orders for the supply of goods and services for its operations. As of October 8, 2005, there were no significant or unusual purchase orders outstanding. The Company entered into agreements with certain suppliers of funeral and cemetery merchandise, and office supplies to obtain volume discounts. However, none of these agreements have committed purchase quantities or prices.

        The following table details the Company's commercial commitments as of October 8, 2005.

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

        At October 8, 2005, the aggregate fair value of the Company's forward foreign currency exchange contracts and foreign currency option contracts was an asset of $1.4 million. There has been no material change in the Company's forward foreign currency exchange contract and foreign currency option commitments, which are described under Item 7A. "— Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the 52 weeks ended January 1, 2005, as filed with the SEC.

Employment Agreements

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

        On July 25, 2005 the Company filed a Current Report on Form 8-K that contains further details with respect to these actions, as well as certain other recent actions taken by the Board of Directors and the Compensation Committee.

Off-Balance Sheet Arrangements

        Off-balance sheet arrangements as of October 8, 2005, consist of operating leases noted above under "Contractual Obligations and Commercial Commitments."

Other Information

EBITDA from Continuing Operations

        The Company's earnings from continuing operations before interest on long-term debt and refinancing costs, taxes, depreciation and amortization, provision for goodwill impairment and provision for asset impairment ("EBITDA"), a non-GAAP financial measure, are presented in the table below and reconciled to the Company's net income (loss) from continuing operations. The Company considers EBITDA to be an important supplemental indicator of operating performance. The Company believes that EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of the operating performance of companies with high yield debt, and the vast majority of companies with high yield debt present EBITDA when reporting their results. The Company believes EBITDA facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). It is also one basis, subject to certain modifications, on which compliance with certain of the financial covenants under the Credit Agreement is determined and some payments under certain of the Company's compensation plans are calculated. EBITDA is not a term that has specific meaning in accordance with GAAP and may be calculated differently by other companies. EBITDA is not a measurement of the Company's financial performance under GAAP and should not be considered in isolation, as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP, or otherwise as a measure of a company's profitability, or as an alternative to cash flows from operating activities or otherwise as a measure of the Company's liquidity.

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

	16 weeks Ended		40 weeks Ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
	(thousands of dollars)		(thousands of dollars)
EBITDA from continuing operations:
Net income from continuing operations	$6,905	$(24,538)	$33,797	$(10,005)
Income taxes	(12,349)	(6,180)	5,844	1,593
Interest on long-term debt and refinancing costs	8,967	48,731	23,495	67,494
Depreciation	13,778	12,956	34,873	31,057
Provision for asset impairment	254	(159)	(1,373)	413

EBITDA from continuing operations	$17,555	$30,810	$96,636	$90,552

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

        The Company's insurance subsidiary is subject to certain state regulations that restrict distributions, loans and advances from the subsidiary to the Company and its other subsidiaries. The cash flow used in operations of the insurance subsidiary for the 16 and 40 weeks ended October 8, 2005, was approximately $18.1 million and $35.9 million, respectively, all of which premiums have been used for net purchases of insurance invested assets.

Operating Locations

        The Company's number of operating locations by country, state and province as of October 8, 2005, and the overall totals as of October 8, 2005, and January 1, 2005, are summarized in the table below.

	Number of Operating Locations
				Total Number of Operating Locations
Country, State/Province	Funeral	Cemetery	Combination
Canada
British Columbia	17	—	1	18
Alberta	11	—	—	11
Saskatchewan	23	—	—	23
Manitoba	3	1	2	6
Ontario	22	—	—	22
Quebec	14	—	—	14
Nova Scotia	7	—	—	7

Total Canadian	97	1	3	101
United States
Alabama	7	—	1	8
Alaska	3	—	—	3
Arizona	5	—	1	6
Arkansas	3	—	—	3
California	44	1	6	51
Colorado	3	1	1	5
Connecticut	3	—	—	3
Florida	31	6	8	45
Georgia	25	6	5	36
Idaho	4	1	—	5
Illinois	6	16	3	25
Indiana	16	4	1	21
Kansas	7	—	—	7
Kentucky	1	—	—	1
Louisiana	21	2	—	23
Maryland	2	—	—	2
Massachusetts	13	—	—	13
Michigan	12	—	—	12
Minnesota	9	1	1	11
Mississippi	21	1	3	25
Montana	4	—	—	4
Nevada	2	—	1	3
New Hampshire	4	—	—	4
New Mexico	5	—	—	5
New York	37	1	—	38
North Carolina	26	8	3	37
Ohio	16	4	1	21
Oklahoma	18	1	1	20
Oregon	18	1	3	22
Pennsylvania	6	—	—	6
Rhode Island	3	—	—	3
South Carolina	6	3	4	13
Tennessee	30	2	5	37
Texas	56	4	4	64
Virginia	22	—	—	22
Washington	21	3	3	27
West Virginia	3	—	—	3
Puerto Rico	3	5	2	10

Total United States	516	71	57	644

Overall total, as of October 8, 2005	613	72	60	745

Overall total, as of January 1, 2005	648	79	63	790

        As of June 18, 2005, the Company had completed the sale of all locations classified as discontinued operations.

        The total number of locations of 790 as of January 1, 2005, includes operating locations that had been classified as discontinued operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding the Company's exposure to certain market risks, see Item 7A. "— Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the 52 weeks ended January 1, 2005, as filed with the SEC. As of October 8, 2005, there were no material changes in such matters disclosed in the Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by the report, an evaluation was carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the Company's principal executive officer (the "CEO"), and the Chief Financial Officer, the Company's principal financial officer (the "CFO"), of the effectiveness of the Company's disclosure controls and procedures as of October 8, 2005. The Company has substantially completed implementation of the changes it believes are required to remediate the previously reported material weaknesses in internal control over financial reporting related to maintaining an effective control environment (i) over the financial reporting and income tax processes that have resulted in limitation in the capacity of the accounting and tax resources to identify and react in a timely manner to new accounting pronouncements and non-routine and complex business transactions and (ii) at its operating locations that have resulted in the Company not achieving full awareness and consistent compliance with the Company's policies and procedures which are designed to both prevent and detect misstatements at the location level. The changes the Company has implemented include those outlined below, as well as other procedures to correct and/or mitigate the material weaknesses and other deficiencies the Company has identified; however, certain of the corrective processes, procedures and controls have not been tested. Accordingly, the CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective as of October 8, 2005.

        We continue to monitor the effectiveness of our internal controls over financial reporting and will make any further changes management deems appropriate. The Company believes that the actions it has taken to date in this regard, when taken as a whole, have mitigated the material weaknesses and other deficiencies with respect to the preparation of this Quarterly Report on Form 10-Q such that the information required to be disclosed herein has been recorded, processed, summarized and reported correctly.

Remediation of Material Weakness

        In order to remediate these material weaknesses, the Company has made the following changes:

  •
  Enhanced and restructured our Financial Reporting and Tax Departments with the hiring of additional full time finance personnel

  •
  Engaged an external advisor to assist the Company in its accounting for new accounting pronouncements, non-routine and complex business transactions and accounting for income taxes

  •
  Enhanced the review and timing of the analysis of new accounting pronouncements and non-routine and complex business transactions

  •
  Continued implementation of our new pre-need trust accounting software system to simplify transaction accounting, as well as to accelerate transaction accounting and analytical capabilities

  •
  Continued implementation of a new tax consolidation process to improve the detail and accuracy within the tax function.

  •
  Enhanced the level of review in and accelerated the timing of the preparation of the quarterly and annual income tax provision

  •
  Continued formalization of processes, procedures and documentation standards relating to income tax provisions

  •
  Enhanced and restructured our field management structure in order to improve the internal controls and accountability for financial reporting matters

  •
  Implemented programs and monitoring processes, including location checklists and certifications that are intended to create awareness of the need for internal controls and the need to follow established company policy and procedures

Changes In Internal Controls Over Financial Reporting

        During the third fiscal quarter of 2005 the Company completed the implementation of phase 1 of the new tax accounting system for use in interim reporting. The new tax accounting system is designed to improve the accuracy and timing of the state and entity level calculations required for financial statement disclosure and detailed analysis of the valuation allowance.

        During the third fiscal quarter of 2005 the Company continued implementing a new pre-need funeral trust accounting software system. The implementation has involved changes to our processes, and accordingly, has required changes to internal controls.

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

ITEM 5.    OTHER INFORMATION

        The Company's Nominating and Corporate Governance Committee recommended, and the Company's Board of Directors approved amendments to the Company's Code of Business Conduct and Ethics (the "Code"), which applies to all officers (including senior financial and executive officers), directors and employees of the Company, effective November 14, 2005. The amendments to the Code are briefly described below, and the revised Code is furnished as an exhibit to this Form 10-Q. The Code is posted on, and is available, free of charge through, the Company's web site (http://www.alderwoods.com) in the Corporate Governance section of the Investor Relations page. Copies of the Code are also available free of charge upon written request to the Company's Secretary at 311 Elm Street, Suite 1000, Cincinnati, Ohio 45202-2706.

        The amendments to the Code:

  •
  Clarify procedures for reporting suspected non-compliance with the Code, Company policies, or applicable laws, rules and regulations;

  •
  Expressly provide that loans to, or loan guarantees on behalf of, executive officers or directors of the Company are prohibited;

  •
  Expressly provide that management employees, officers or directors are prohibited from overriding (or directing others to override) the Company's established system of internal controls over financial reporting and disclosure; and

  •
  Clarify employee responsibilities with respect to the Code.

ITEM 6.    EXHIBITS

Exhibit Number	Description

2.1	Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 99.1 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed September 10, 2001)
2.2	Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.2 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.3	Second Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.3 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)

2.4	Order Approving Modification of Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries and Compromise and Settlement of Claims Filed by Thomas Hardy (incorporated by reference to Exhibit 2.4 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.5	Findings of Fact, Conclusions of Law and Order Confirming Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries, As Modified, dated December 5, 2001 (incorporated by reference to Exhibit 2.5 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.6	Final Order dated December 7, 2001 (incorporated by reference to Exhibit 2.6 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.7	Stock Purchase Agreement dated as of June 17, 2004, by and between Citizens Insurance Company of America and Mayflower National Life Insurance Company (incorporated by reference to Exhibit 2.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 26, 2004)
3.1	Certificate of Incorporation of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
3.2	Bylaws of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-12G/A of Loewen Group International, Inc., SEC File No. 000-33277, filed December 17, 2001)
4.2	Equity Registration Rights Agreement among Alderwoods Group, Inc. and certain holders of Common Stock. (incorporated by reference to Exhibit 4.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.3	Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.4	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed on March 28, 2002)
4.5	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc., and Angelo, Gordon & Co. (incorporated by reference to Exhibit 4.6 to the Form 10-Q of Alderwoods Group, Inc., SEC file No. 000-33277, filed July 24, 2002)
4.6	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual Advisors, LLC (incorporated by reference to Exhibit 4.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.7	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and GSCP Recovery, Inc. and GSC Recovery II, L.P. (incorporated by reference to Exhibit 4.8 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.8	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Oaktree Capital Management, LLC (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)

4.9	Indenture governing the 7 3/4% Senior Unsecured Notes due 2012 (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
4.10	Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 10.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.11	First Supplemental Indenture dated as of August 4, 2004, to the Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.11 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.1	Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America Securities LLC, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.2	Credit Agreement dated September 17, 2003, among Alderwoods Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 12, 2003)
10.3	Amendment No. 1 dated January 23, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.4	Amendment No. 2 dated August 19, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.5	Amendment No. 3 dated December 3, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed December 8, 2004)
10.6	Amendment No. 4 dated March 18, 2005, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 24, 2005)
*10.7	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.3 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.8	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.7 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
*10.9	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Ross S. Caradonna (incorporated by reference to Exhibit 10.4 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)

*10.10	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 1, 2003)
*10.11	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and John S. Lacey (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.12	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Paul A. Houston (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.13	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Aaron Shipper (incorporated by reference to Exhibit 10.1 to Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
*10.14	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Mark W. H. Wilson (incorporated by reference to Exhibit 10.2 to Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
*10.15	Alderwoods Group, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.16	Alderwoods Group, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
*10.17	Alderwoods Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
*10.18	Director Compensation Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.19	Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
*10.20	Amendment to the Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.21	Alderwoods Support Function Annual Incentive Plan (incorporated by reference to Exhibit 10.19 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2005)
10.22	Description of Compensation of Directors (incorporated by reference to Exhibit 10.20 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed April 28, 2005)
10.23	Form of Indemnification Agreement between Alderwoods Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.33 to Form S-1/A of Alderwoods Group, Inc., SEC File No. 333-85316, filed July 25, 2002)
*10.24	2005-2007 Executive Strategic Incentive Plan of Alderwoods Group Canada Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)

*10.25	Form of Director Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.7 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.26	Form of Employee Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.8 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.27	Form of Restricted Stock Units Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
14.1	Code of Business Conduct and Ethics**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*
Indicates management contract or compensatory plan or arrangement.

**
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALDERWOODS GROUP, INC.
Dated: November 16, 2005	By:	/s/ KENNETH A. SLOAN Kenneth A. Sloan Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 99.1 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed September 10, 2001)
2.2	Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.2 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.3	Second Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.3 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.4	Order Approving Modification of Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries and Compromise and Settlement of Claims Filed by Thomas Hardy (incorporated by reference to Exhibit 2.4 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.5	Findings of Fact, Conclusions of Law and Order Confirming Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries, As Modified, dated December 5, 2001 (incorporated by reference to Exhibit 2.5 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.6	Final Order dated December 7, 2001 (incorporated by reference to Exhibit 2.6 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.7	Stock Purchase Agreement dated as of June 17, 2004, by and between Citizens Insurance Company of America and Mayflower National Life Insurance Company (incorporated by reference to Exhibit 2.7 to the Form 10-Q of Alderwoods Group, Inc. SEC File No. 000-33277, filed July 26, 2004)
3.1	Certificate of Incorporation of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
3.2	Bylaws of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-12G/A of Loewen Group International, Inc., SEC File No. 000-33277, filed December 17, 2001)
4.2	Equity Registration Rights Agreement among Alderwoods Group, Inc. and certain holders of Common Stock. (incorporated by reference to Exhibit 4.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.3	Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.4	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed on March 28, 2002)
4.5	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc., and Angelo, Gordon & Co. (incorporated by reference to Exhibit 4.6 to the Form 10-Q of Alderwoods Group, Inc. SEC File No. 000-33277, filed July 24, 2002)

4.6	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual Advisors, LLC (incorporated by reference to Exhibit 4.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.7	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and GSCP Recovery, Inc. and GSC Recovery II, L.P. (incorporated by reference to Exhibit 4.8 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.8	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Oaktree Capital Management, LLC (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.9	Indenture governing the 7 3/4% Senior Unsecured Notes due 2012 (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
4.10	Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 10.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.11	First Supplemental Indenture dated as of August 4, 2004, to the Indenture governing the 12 1/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.11 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.1	Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America Securities LLC, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.2	Credit Agreement dated September 17, 2003, among Alderwoods Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 12, 2003)
10.3	Amendment No. 1 dated January 23, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.4	Amendment No. 2 dated August 19, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.5	Amendment No. 3 dated December 3, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed December 8, 2004)
10.6	Amendment No. 4 dated March 18, 2005, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 24, 2005)
10.7	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.3 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)

10.8	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.7 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.9	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Ross S. Caradonna (incorporated by reference to Exhibit 10.4 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.10	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 1, 2003)
10.11	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and John S. Lacey (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.12	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Paul A. Houston (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.13	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Aaron Shipper (incorporated by reference to Exhibit 10.1 to Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
10.14	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Mark W. H. Wilson (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
10.15	Alderwoods Group, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
10.16	Alderwoods Group, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
10.17	Alderwoods Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
10.18	Director Compensation Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
10.19	Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
10.20	Amendment to the Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.21	Alderwoods Support Function Annual Incentive Plan (incorporated by reference to Exhibit 10.19 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2005)
10.22	Description of Compensation of Directors (incorporated by reference to Exhibit 10.20 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed April 28, 2005)
10.23	Form of Indemnification Agreement between Alderwoods Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.33 to Form S-1/A of Alderwoods Group, Inc., SEC File No. 333-85316, filed July 25, 2002)

10.24	2005-2007 Executive Strategic Incentive Plan of Alderwoods Group Canada Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.25	Form of Director Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.7 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.26	Form of Employee Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.8 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.27	Form of Restricted Stock Units Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
14.1	Code of Business Conduct and Ethics
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 16, 2005	By:	/s/ PAUL A. HOUSTON Paul A. Houston President, Chief Executive Officer and Director (Principal Executive Officer)

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

Date: November 16, 2005	By:	/s/ KENNETH A. SLOAN Kenneth A. Sloan Executive Vice President, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Alderwoods Group, Inc. (the "Company") on Form 10-Q for the sixteen weeks ended October 8, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Dated: November 16, 2005	/s/ PAUL A. HOUSTON Paul A. Houston President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ KENNETH A. SLOAN Kenneth A. Sloan Executive Vice President, Chief Financial Officer (Principal Financial Officer)

        The foregoing certification is being furnished solely pursuant to 18 U.S.C. § 1350 and is not being filed as part of the Report or as a separate disclosure document.

QuickLinks

PART I FINANCIAL INFORMATION
ALDERWOODS GROUP, INC. CONSOLIDATED BALANCE SHEETS Expressed in thousands of dollars except number of shares
ALDERWOODS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) Expressed in thousands of dollars except per share amounts and number of shares
ALDERWOODS GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited) Expressed in thousands of dollars except number of shares
ALDERWOODS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) Expressed in thousands of dollars
Condensed Consolidating Balance Sheets (unaudited)
Condensed Consolidating Balance Sheets
Condensed Consolidating Statement of Operations (unaudited)
Condensed Consolidating Statement of Operations (unaudited)
Condensed Consolidating Statement of Operations (unaudited)
Condensed Consolidating Statement of Operations (unaudited)
Condensed Consolidating Statement of Cash Flows (unaudited)
Condensed Consolidating Statement of Cash Flows (unaudited)
Condensed Consolidating Statement of Cash Flows (unaudited)
Condensed Consolidating Statement of Cash Flows (unaudited)
PART II OTHER INFORMATION
SIGNATURES
INDEX TO EXHIBITS
  Exhibit 31.1
  Exhibit 31.2
CERTIFICATION
  Exhibit 32.1