Form 10-K
period 2005-12-31
ALDERWOODS GROUP INC
filed 2006-03-13
CIK 927914

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the 52 weeks (fiscal year) ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Common Stock, par value $0.01 per share
(Title of class)

Warrants to purchase Common Stock
(Title of class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large Accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the Common Stock and Warrants to purchase Common Stock held by non-affiliates of the registrant (assuming that the registrant's only affiliates are its officers and directors), based on their closing prices on the Nasdaq Stock Market on June 18, 2005 was $ 594,745,300 and $ 1,735,360, respectively.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        At March 9, 2006, there were 40,468,951 shares of Common Stock outstanding and Warrants to purchase 2,992,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).

In Part III:

        The information required by the following items will be included in the Company's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year and, such information is incorporated herein by reference.

ITEM 10	Directors and Executive Officers of the Registrant
ITEM 11	Executive Compensation
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
ITEM 13	Certain Relationships and Related Transactions
ITEM 14	Principal Accountant Fees and Services.

i

GENERAL INFORMATION

        Unless the context otherwise requires (a) "Alderwoods Group" refers to Alderwoods Group, Inc., a Delaware corporation, (b) "Loewen Group" or the "Predecessor" refers to The Loewen Group Inc., a British Columbia corporation, (c) "Loewen International" refers to Loewen Group International, Inc., (a Delaware corporation and a wholly-owned subsidiary of Loewen Group which, on January 2, 2002, was reorganized and renamed Alderwoods Group, Inc. and thereupon ceased to be affiliated with Loewen Group), (d) the "Company" refers to Alderwoods Group together with its subsidiaries and associated companies, (e) "Loewen Companies" refers to Loewen Group, Loewen International and their subsidiaries prior to January 2, 2002.

        All dollar amounts are in United States dollars unless otherwise indicated. When discussing the Company's financial condition and results of operations, unless the context otherwise requires, references to "2005" or "fiscal 2005", "2004" or "fiscal 2004," and "2003" or "fiscal 2003" refer to the 52 weeks ended December 31, 2005, the 52 weeks ended January 1, 2005, and the 53 weeks ended January 3, 2004, respectively.

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this Annual Report on Form 10-K, including, but not limited to, information regarding the status and progress of the Company's operating activities, the plans and objectives of the Company's management, assumptions regarding the Company's future performance and plans, and any financial guidance provided in this Annual Report on Form 10-K, are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words "believe," "may," "will," "estimate," "continues," "anticipate," "intend," "expect" and similar expressions identify these forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed elsewhere in this Annual Report on Form 10-K and particularly below under "Item 1A Risk Factors" and under "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

PART I

ITEM 1. BUSINESS

Overview

        Alderwoods Group, Inc. is the second largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As of December 31, 2005, the Company operated 594 funeral homes, 72 cemeteries and 60 combination funeral homes and cemeteries throughout North America. The Company provides funeral and cemetery services and products on both an at-need (time of death) and pre-need basis. In support of its pre-need business, the Company operates an insurance subsidiary that provides customers with a funding mechanism for the pre-arrangement of funerals.

        Alderwoods Group is a holding company owning, directly or indirectly, the capital stock of approximately 200 subsidiaries through which the funeral, cemetery and insurance businesses are operated. The principal executive office of the Company is located at 311 Elm Street, Suite 1000, Cincinnati, Ohio 45202. Under the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., its Parent Corporation and certain of their Debtor Subsidiaries, as modified (the "Plan") and Loewen International (incorporated in Delaware on February 25, 1987), as reorganized and renamed Alderwoods Group, Inc., succeeded to the business previously conducted by Loewen Group on January 2, 2002 (the "Effective Date").

        The Company is focused on achieving improved levels of organic growth, engaging in strategic and targeted key market development to strengthen core operations, strengthening its balance sheet and working toward achieving its commitment of setting the industry standard for customer service, administration, and financial management.

        The Company's operations are geographically diversified across 36 states, seven provinces in Canada and Puerto Rico. Consistent with the Company's urban-based clustering strategy, the Company has a significant number of funeral homes and cemeteries located in Los Angeles, Chicago, New York City, Atlanta, Miami, Houston, and Toronto. The Company's Rose Hills facility, located approximately 14 miles from downtown Los Angeles, is the largest single-location cemetery and funeral home combination facility in the United States. According to the United States Bureau of the Census, many of the metropolitan areas the Company serves have a large population over the age of 65, which represents a principal target market for the Company's pre-need sales program as well as at-need sales. The Company has a pre-need sales program that builds future revenue and which the Company believes enhances future market share. In addition, the Company believes the implementation of its specialty retail and marketing approach has led to annual increases in average revenue per call for at-need sales since 2002.

        The Company makes its periodic and current reports available, free of charge, through its website at http://www.alderwoods.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the United States Securities and Exchange Commission ("SEC").

Business Operations

        The Company's segments primarily consist of the funeral and cemetery activities. The Company's segments also include an insurance business in support of its pre-need funeral business. Within the Company's segments, the Company maintains a regional operating structure for the funeral and cemetery businesses that is organized into multiple geographic regions in the United States and Canada. For certain financial information by segment and geographic area, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 16 to the Company's Consolidated Financial Statements. Funeral operations constituted approximately 64% of consolidated revenue of the Company for 2005, compared to 66% for 2004, and 68% for 2003. Cemetery operations constituted approximately 23% of consolidated revenue of the Company for 2005, 2004, and 2003. Insurance operations constituted approximately 13% of consolidated revenue of the Company for 2005, as compared to approximately 11% for 2004, and 9% for 2003.

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

        Provided certain collectability criteria are met, pre-need cemetery interment right sales of developed cemetery property are deferred until a minimum of 10% of the sales price has been collected, while pre-need cemetery interment right sales of undeveloped cemetery property are deferred and revenue is recognized on a percentage of completion basis as the cemetery property is developed. Pre-need sales of cemetery merchandise or services are deferred until the delivery of such merchandise or performance of such services occurs.

        Pursuant to various state and provincial laws, a portion of the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trusts, which are recorded as trust investments in the Company's Consolidated Financial Statements. The net amount of realized earnings on merchandise and service trust funds is recorded as cemetery revenue when the merchandise is delivered and service performed. Selling costs related to the sale of pre-need cemetery interment rights, merchandise and services are expensed in the period incurred.

        Pursuant to various state and provincial laws, the Company provides for the long-term maintenance of its cemetery properties by placing a portion, typically 10% to 15%, of the proceeds from the sale of interment rights into a perpetual care trust fund (these amounts are generally contributed to trust when the contract is fully paid). As allowed by these laws, the annual income earned on these funds is used to partially offset the maintenance costs of operating the cemeteries. As of December 31, 2005, the Company's cemeteries had approximately $244 million of cemetery perpetual care trust investments.

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

Insurance Operations

        The Company operates an insurance subsidiary licensed in a total of 34 states and the District of Columbia. This insurance subsidiary sells a variety of insurance products, primarily for the funding of pre-need funerals.

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

        During 2002, 2003 and 2004, the Company identified 154 funeral, 89 cemetery and five combination locations for disposal. The funeral locations included all 39 funeral locations in the United Kingdom, which were sold on October 20, 2003.

        During 2003, the Company identified Security Plan Life Insurance Company, its wholly-owned home service insurance company, as a non-strategic asset, because it was not part of the Company's pre-need funeral sales efforts. The Company's continuing wholly-owned pre-need life insurance company is Mayflower National Life Insurance Company. On June 17, 2004, the Company announced the signing of an agreement by its subsidiary, Mayflower National Life Insurance Company, to sell all the outstanding shares of Security Plan Life Insurance Company for $85.0 million. The sale concluded on October 1, 2004. After payment of applicable taxes and expenses, and the recapitalization of Mayflower National Life Insurance Company, the Company utilized $65.0 million of the proceeds to further reduce long-term debt. The Company recorded a pre-tax gain on the sale of $16.0 million.

        The Company classified all the locations identified as discontinued operations as assets held for sale in the consolidated balance sheets and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition as income from discontinued operations. The Company also reclassified the prior fiscal years to reflect any comparative amounts on a similar basis.

        During 2005, the Company completed the strategic market rationalization program.

Death Care Industry

Number of deaths

        There is an inevitable need for the products and services the death care industry offers. According to the United States Bureau of the Census, the number of deaths per year in the United States is expected to increase from approximately 2.4 million in 2004 to 2.6 million in 2010. Moreover, the average age of the population in the United States is increasing. According to the United States Bureau of the Census, the United States population over 50 years of age is expected to increase from 76.1 million in 2000 to 97.1 million in 2010. The Company believes that the aging of the population is particularly important because it expands the Company's target market for pre-need services and merchandise as older persons, especially those over 50 years of age, are most likely to make pre-need funeral and cemetery arrangements.

Competition

        The United States death care industry is estimated to have generated approximately $15 billion of revenue in 2003, of which small family-owned businesses represent approximately 80%. During most of the 1990s, there was a trend of family-owned businesses consolidating with larger organizations such as the Company. However, this trend slowed in the late 1990s, and the industry continues to be characterized by a large number of locally-owned, independent operations. There are approximately 22,000 funeral homes and 10,500 cemeteries in the United States. The market share of a single funeral home or cemetery in any community is a function of the name, reputation and location of that funeral home or cemetery although competitive pricing, professional service and attention, and well-maintained locations are also important. Customer families tend to choose a funeral home because it previously served their family and because of the funeral home's reputation, which must be developed over time. The three largest public operators in the death care industry in the United States, based on the total revenue and number of locations, are Service Corporation International, Alderwoods Group, Inc., and Stewart Enterprises, Inc. The Company believes that these three companies collectively represent approximately 20% of funeral service revenues in the United States.

Cremation

        Substantially all of the Company's funeral homes provide basic cremation services through Company owned or third party crematories, and the Company has unique programs designed to provide a full range of merchandise and services to families choosing cremation. In 2005, cremations accounted for approximately 36% of all funeral services performed by the Company, compared to approximately 35% in 2004 and 34% in 2003. According to the latest industry studies available, cremations will increase by approximately 1% annually from 2004 to 2010, as a percentage of all funeral services in the United States and, in 2004, accounted for approximately 29% of all funeral services performed in the United States. This trend of increasing cremations is expected to continue into the future.

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

        The Company's insurance subsidiary is subject to regulation by the state in which it is domiciled and the states in which its products are sold.

        The Company believes that it complies in all material respects with the provisions of the laws and regulations under which it operates.

Employees

        As of February 25, 2006, the Company employed approximately 8,300 people, with approximately 530 people employed at the executive and administrative offices in Cincinnati, Ohio, Toronto, Ontario and Burnaby, British Columbia. The Company believes that relationships with employees are good. As of February 25, 2006, 118 of the Company's employees were members of collective bargaining units.

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

Predecessor Overview

        From the inception of Loewen Group in 1985 until the last half of 1998, Loewen Group's business philosophy centered on a growth strategy in the funeral home and cemetery businesses. Beginning in the second half of 1998, in light of negative cash flows from its businesses and increasing difficulties in meeting its debt service obligations, Loewen Group virtually ceased its acquisition program. During the last quarter of 1998, Loewen Group began attempting to sell various operations. As of March 31, 1999, Loewen Group's consolidated balance sheet reflected approximately $2.1 billion of long-term debt (of which approximately $742.2 million was due currently) and approximately $48.8 million of other current debt.

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

ITEM 1A. RISK FACTORS

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

        The Company may be able to incur significant amounts of debt in the future, subject to compliance with its existing financing arrangements. Although the Company's Credit Agreement and the indenture governing the 7.75% senior unsecured notes due in 2012 (the "Eight-Year Senior Unsecured Notes") contain restrictions on the incurrence of additional debt, debt incurred in compliance with these restrictions could be significant. If new debt is added to the Company's and its subsidiaries' current debt level, the related risks that the Company faces would be magnified.

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

        The Company's Credit Agreement also requires it to comply with restrictive covenants and maintain financial ratios. Complying with these restrictive covenants and financial ratios, as well as those that may be contained in any future debt agreements, may impair the Company's ability to finance its future operations or capital needs or to take advantage of other favorable business opportunities. The Company's ability to comply with these restrictive covenants and financial ratios will depend on its future performance, which may be affected by events beyond its control. The Company's failure to comply with any of these covenants or restrictions when they apply will result in a default under the particular debt instrument, which could permit acceleration of the debt under that instrument and, in some cases, the acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. In an event of default, or in the event of a cross-default or cross-acceleration, and if the Company is unable to negotiate a waiver with its lenders, the Company may not have sufficient funds available to make the required payments under its debt. If the Company is unable to repay amounts owed under the terms of the Credit Agreement, the lenders thereunder may be entitled to sell most or substantially all of the Company's assets and the assets of many of its subsidiaries to satisfy its obligations under the Credit Agreement.

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

        To compete successfully, the Company's funeral homes and cemeteries must maintain good reputations and high professional standards in the industry, as well as offer attractive products and services at competitive prices. In addition, the Company must market itself in such a manner as to distinguish it from its competitors. The Company has historically experienced price competition from independent funeral home and cemetery operators, and from monument dealers, casket retailers, low-cost funeral providers and other non-traditional providers of services or products. The intense competition the Company faces may force it to reduce prices and thereby its profit margins to retain or recapture its market share. If the Company is unable to successfully compete, its financial condition, results of operations and cash flows could be materially and adversely affected.

The Company's investments held in trusts are invested in securities, the value of which is affected by financial market conditions that are beyond its control.

        Cemetery revenue is impacted by perpetual care trust net realized investment income, which the Company recognizes to the extent of allowed reimbursement from the trust when it performs cemetery maintenance services. The Company recognizes trust income on funeral and cemetery merchandise and service trust investments when the underlying pre-need funeral and cemetery contract obligations are fulfilled. The level of trust income is largely dependent on yields on the investments made with trust funds, which are subject to financial market conditions and other factors that are beyond the Company's control. Trust income is also affected by the mix of fixed income and equity securities the Company chooses to maintain in the trust funds, and the Company may not choose the optimal mix for any particular market condition. If earnings from trust funds decline, the Company would likely experience a decline in future revenue and cash flow. In addition, if the trust funds experienced significant investment losses, there would likely be insufficient funds in the trusts to cover the costs of delivering services and merchandise or to maintain cemeteries in the future. The Company would have to cover any such shortfalls with cash flows from operations, which could adversely affect its ability to service debt.

The level of pre-need sales and the terms of the Company's pre-need contracts may adversely impact its results of operations and cash flows.

        The level of pre-need sales is dependent upon the size and experience of the Company's pre-need sales force organization. The Company cannot assure that it will continue to be successful in recruiting and retaining qualified sales people. In addition, depending on the terms of the contract, pre-need sales have the potential to have an initial negative impact on cash flows because of the commissions paid on the sales and the portion of sales proceeds required to be placed into trust or escrow. The Company's commission structure emphasizes contracts with positive cash flows; however, the Company cannot assure that in the future it will not enter into pre-need sales that have a negative impact on cash flows, which could impair its ability to service debt. A weakening economy that causes customer families to have less discretionary income could cause a decline in pre-need sales. Declines in pre-need cemetery property sales would reduce current revenue, and declines in other pre-need sales would reduce the Company's pre-need backlog and future revenue and could reduce future market share.

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

        A significant portion of the Company's corporate and administrative expenses are payable in Canadian dollars, while most of the Company's revenue is generated in United States dollars and the Company reports its financial statements in United States dollars. Therefore, a strengthening of the Canadian dollar relative to the United States dollar will adversely affect the Company's results of operations. Expenses for the Company's corporate and administrative functions are paid principally in Canadian dollars and have predictable future cash outflows ("Foreign Currency Expenditure"). The Company has a program to hedge the variability in the United States dollar equivalent of a portion of the Foreign Currency Expenditure due to the fluctuation in the exchange rate between the United States dollar and Canadian dollar ("Foreign Currency Hedge Program"). The Company uses forward foreign exchange contracts and foreign exchange option contracts to partially mitigate foreign exchange variability. Under the Foreign Currency Hedge Program, losses or gains in the Company's underlying foreign exchange exposure are partially offset by gains or losses on the forward foreign exchange contracts and foreign exchange option contracts, so as to reduce the magnitude of foreign exchange transaction gains or losses. Any hedging activities the Company undertakes may not be successful in mitigating all of this risk.

Changes in tax rates and tax laws and results of tax audits may affect future results.

        Significant management judgment is required to determine overall Company tax expense and related tax assets and liabilities. Future effective tax rates could be materially affected by changes in tax rates or tax laws in each jurisdiction the Company operates or by changes in the valuation allowance applicable to our deferred tax assets. Realization of tax benefits associated with deferred tax assets is based on an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent such assessment changes based on past experience and revised Company projections, an applicable valuation allowance may be reduced or established. In addition, we are subject to regular tax audits by various tax authorities, which audits may result in material additional taxes payable or recoverable.

Stock volatility is possible.

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

Payment of dividends is not anticipated and is subject to restriction.

        Since the Effective Date, the Company has not paid any cash dividends. Certain institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in the Company's Common Stock. In addition, covenants in the Credit Agreement and indenture governing the Eight-Year Senior Unsecured Notes restrict, and under certain circumstances prohibit, the payment of dividends by the Company.

Certain provisions in the Company's charter documents have anti-takeover effects.

        Certain provisions of the certificate of incorporation and bylaws of the Company, as well as the General Corporation Law of the State of Delaware, may have the effect of delaying, deferring or preventing a change in control of the Company. Such provisions, including those providing for the possible issuance of Preferred Stock of the Company without stockholder approval, regulating the nomination of directors and eliminating stockholder action by written consent, may make it more difficult for other persons, without the approval of the Company's board of directors, to make a tender offer or otherwise acquire substantial amounts of the Company's Common Stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder's best interest.

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

        There is an increasing trend in North America toward cremation. According to the Cremation Association of North America, approximately 29% of all deaths in 2004 in the United States were followed by cremation. This figure has grown at approximately 1% annually since 1997 and is projected to continue to grow at a comparable rate over the next three to five years. Compared to traditional funeral services, cremations have historically generated higher gross profit percentages but lower overall revenues. A substantial increase in the rate of cremations performed by the Company could have a material adverse effect on its financial condition, results of operations and cash flows.

The funeral home, cemetery and insurance industries are highly regulated.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES

        The Company's properties consist primarily of funeral homes and cemeteries. Of the Company's 594 funeral homes as of December 31, 2005, 62 were leased facilities and the balance were owned by the Company. In some cases, the Company has a right of first refusal and/or an option to purchase its leased premises. Of the funeral, cemetery, and combination locations owned by the Company, 362 properties in the United States are pledged through mortgages as security for the Company's $443 million senior secured credit facility entered into on September 17, 2003 (as amended, the "Credit Agreement"). In addition, 18 funeral homes are pledged through mortgages as security for other debt. As of December 31, 2005, there were 499 funeral homes located in the United States and 95 in Canada.

        As of December 31, 2005, the Company operated 60 combination funeral homes and cemeteries, of which 57 were located in the United States and three in Canada. Of these properties, one funeral home was leased, and the balance were owned by the Company.

        As of December 31, 2005, the Company operated or provided management and sales services pursuant to various management and sales agreements to 71 cemeteries located in the United States and one in Canada. The cemeteries (including those in combination funeral homes and cemeteries) operated by the Company as of December 31, 2005, contained an aggregate of approximately 8,500 acres, of which approximately 62% were developed.

        The Company's office in Cincinnati, Ohio occupies approximately 21,000 square feet of leased office space. The Company's office in Toronto, Ontario occupies approximately 29,000 square feet of owned office space. The Company's office in Burnaby, British Columbia occupies approximately 71,000 square feet of leased office space.

        The Company's facilities are well-maintained and kept in good condition, which, management believes, meets the standards required for the Company's nature of business.

ITEM 3. LEGAL PROCEEDINGS

        For information regarding the Company's legal proceedings, see Note 9 to the Company's Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which Note 9 is incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF ALDERWOODS GROUP

        The following table sets forth certain information with respect to executive officers of Alderwoods Group as of February 28, 2006.

Name	Age	Position
John S. Lacey	62	Chairman of the Board
Paul A. Houston	57	Director, President and Chief Executive Officer
Kenneth A. Sloan	56	Executive Vice President, Chief Financial Officer
Ross S. Caradonna	54	Executive Vice President, Chief Information Officer
Ellen Neeman	55	Senior Vice President, Legal & Compliance, Corporate Secretary
Richard J. Scully	47	Senior Vice President, Marketing and Merchandising
Aaron P. Shipper	53	Senior Vice President, Advance Planning and President of Mayflower National Life Insurance Company
Mark W.H. Wilson	35	Senior Vice President, Human Resources

        Certain biographical information relating to each of these individuals is set forth below.

        John S. Lacey became the Chairman of the Board of Directors of Alderwoods Group on January 2, 2002. From January 1999 to January 2002, Mr. Lacey was the Chairman of the Board of Directors of Loewen Group. Mr. Lacey became a director of Loewen Group in December 1998. From July 1998 to November 1998, Mr. Lacey was President and Chief Executive Officer of The Oshawa Group Ltd., a marketer of food and pharmaceutical products, in Toronto, Ontario. From November 1996 to July 1998, Mr. Lacey was President and Chief Executive Officer of WIC Western International Communications Inc., a private broadcaster, in Vancouver, British Columbia. Mr. Lacey is also a director of Telus Corporation, Canadian Tire Corporation, Limited, Western Forest Products, Canadian Imperial Bank of Commerce and Chairman of the Advisory Board of Tricap Restructuring Fund.

        Paul A. Houston became a director, President and Chief Executive Officer of Alderwoods Group on January 2, 2002. From December 1999 to January 2002, Mr. Houston was President and Chief Executive Officer of Loewen Group. Additionally, Mr. Houston served as a director of Loewen Group from June 1999 to January 2002. From August 1996 to October 1999, Mr. Houston was President and Chief Executive Officer of Scott's Restaurants Inc., a quick service food company. Mr. Houston is also a director of the Vicwest Income Fund.

        Kenneth A. Sloan became Executive Vice President, Chief Financial Officer of Alderwoods Group on January 22, 2003. From January 2, 2002, to January 21, 2003, Mr. Sloan was Senior Vice President, Chief Financial Officer of Alderwoods Group. From November 2000 to January 2002, Mr. Sloan was Senior Vice President, Chief Financial Officer of Loewen Group. From September 1987 to September 2000, Mr. Sloan served as Senior Executive Vice President, Finance and Planning and Chief Financial Officer of Shoppers Drug Mart Ltd., an operator of drug stores.

        Ross S. Caradonna became Executive Vice President, Chief Information Officer of Alderwoods Group on January 22, 2003. From September 2002 to January 21, 2003, Mr. Caradonna was Senior Vice President, Chief Information Officer of Alderwoods Group. From September 2001 to September 2002, Mr. Caradonna served as Senior Vice President, Chief Information Officer of Sobey's Inc., Canada's second largest grocery retailer and distributor. From October 2000 to July 2001, Mr. Caradonna was a Senior Retail Consultant with Karabus Management. From August 1996 to September 2000, Mr. Caradonna served as Senior Vice President, Chief Information Officer of Scott's Hospitality Inc., an international consumer service company.

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

        Richard J. Scully became Senior Vice President, Marketing and Merchandising of Alderwoods Group in January 2005. From January 2004 to December 2005, Mr. Scully was Senior Vice President, Marketing and Sales and from June 2001 to January 2003 was Vice President, Marketing of Alderwoods Group. From 2000 to June 2001, Mr. Scully served as Director, E-Commerce of Tucows International Corp., an internet channel management company. From 1989 to 2000, Mr. Scully served in a number of progressively more senior sales and marketing roles at Glaxowellcome Canada Inc., a pharmaceutical manufacturing and marketing company.

        Aaron P. Shipper became President of Mayflower National Life Insurance Company in November 2001, which position he still retains, and was appointed Senior Vice President, Advance Planning of Alderwoods Group in October 2004. From August 1995 to October 2001, Mr. Shipper was Vice President of Marketing for Loewen International.

        Mark W.H. Wilson became Senior Vice President, Human Resources of Alderwoods Group in March 2005. From March 2003 to March 2005, Mr. Wilson was Vice President, Human Resources of Alderwoods Group. From 1997 to March 2003, Mr. Wilson was Vice President, Human Resources of Prizm Brands, a quick service food company.

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

	Price Range
	High	Low
52 Weeks Ended December 31, 2005:
12-week period ended March 26, 2005	$12.96	$10.60
12-week period ended June 18, 2005	14.73	11.66
16-week period ended October 8, 2005	16.80	14.08
12-week period ended December 31, 2005	16.57	13.75

52 Weeks Ended January 1, 2005:
12-week period ended March 27, 2004	$10.69	$8.68
12-week period ended June 19, 2004	14.40	10.06
16-week period ended October 9, 2004	13.02	8.07
12-week period ended January 1, 2005	11.51	9.25

        As of March 9, 2006, there were 667 record holders of the Common Stock.

Dividend Policy

        Since the Effective Date, Alderwoods Group has not paid any cash dividends. Covenants in the Credit Agreement and the indenture governing the Eight-Year Senior Unsecured Notes restrict, and under specified circumstances prohibit, the payment of dividends by Alderwoods Group. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Other Information — Restrictions" and Note 6 to the Company's Consolidated Financial Statements.

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

  •
  changes in accounting policies, and certain account classifications and fiscal accounting periods adopted by the Company; and

  •
  the reclassification of assets held for sale as discontinued operations for its fiscal 2005, 2004, 2003 and 2002 years, without reclassifying fiscal years prior to 2002.

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

        Set forth below is certain selected consolidated financial and operating information for the Company as of December 31, 2005, January 1, 2005, January 3, 2004, December 28, 2002, and December 31, 2001, and for the 52 weeks ended December 31, 2005, the 52 weeks ended January 1, 2005, the 53 weeks ended January 3, 2004, and the 52 weeks ended December 28, 2002, and, for the Predecessor, consolidated operating information for the year ended December 31, 2001. The selected consolidated financial information set forth below is derived from the Company's and the Predecessor's respective audited consolidated financial statements for such periods, and should be read in conjunction with the Company's Consolidated Financial Statements in Item 8 of this Form 10-K (including the notes thereto), as well as the discussion contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Alderwoods Group				Predecessor
	52 Weeks Ended December 31, 2005	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004	52 Weeks Ended December 28, 2002	Year Ended December 31, 2001 (g)
	(in thousands, except per share amounts)				(in thousands, except per share amounts)

Consolidated Statements of Operations Information:
Revenue	$748,914	$717,111	$720,762	$692,419	$836,401
Gross margin (a)	114,519	124,905	143,893	126,202	181,239
Provision for goodwill impairment	—	—	—	228,281	—
Provision for asset impairment (b)	(1,379)	1,787	5,229	563	180,658
Income (loss) from operations	73,083	71,900	82,383	(145,829)	(132,173)
Net income (loss) from continuing operations (c)	42,861	(3,564)	8,359	(223,640)	(87,160)
Basic net income (loss) per share from continuing operations (d)	1.06	(0.09)	0.23	(5.60)	(1.29)
Diluted net income (loss) per share from continuing operations	1.03	(0.09)	0.23	(5.60)	(1.29)
Aggregate dividends declared per share	—	—	—	—	—

	Alderwoods Group
	As of December 31, 2005	As of January 1, 2005	As of January 3, 2004	As of December 28, 2002	As of December 31, 2001
	(in thousands)

Balance Sheet Information:
Total assets (e)(f)	$2,274,303	$2,372,427	$2,453,003	$2,553,650	$2,874,116
Total long-term debt including current maturities	373,475	463,640	630,852	756,141	831,227
Stockholders' equity	597,753	555,912	544,893	523,402	739,352

(a)
For the 52 weeks ended December 31, 2005, the 52 weeks ended January 1, 2005, the 53 weeks ended January 3, 2004, and the 52 weeks ended December 28, 2002, gross margin includes depreciation expense not included in the year ended December 31, 2001.

(b)
Predecessor provision for asset impairment includes goodwill impairment as determined under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

(c)
For the Predecessor, represents loss before extraordinary gain, fresh start valuation adjustments and cumulative effect of accounting change.

(d)
For the Predecessor, represents basic loss per share before extraordinary gain, fresh start valuation adjustments and cumulative effect of accounting change. Predecessor loss per share amounts are included herein, as required by U.S. GAAP. However, the common stockholders of the Predecessor received no equity in the Company upon reorganization.

(e)
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

(f)
The Company changed its accounting policy on accounting for insurance funded pre-need funeral contracts as of January 4, 2004, as the Company concluded that its insurance funded pre-need funeral contracts are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, "Elements in Financial Statements." Accordingly, the Company retroactively removed from its consolidated balance sheet amounts relating to insurance funded pre-need funeral contracts previously included in pre-need funeral contracts with an equal and offsetting amount in deferred pre-need funeral contract revenue. The removal of insurance funded pre-need funeral contracts did not have any impact on the Company's results of operations, consolidated stockholders' equity, or cash flows.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in these forward-looking statements. As described in "Forward-Looking Statements" above, factors that could cause those differences include but are not limited to, those discussed below and elsewhere in this Annual Report in Form 10-K, particularly under Item 1A, Risk Factors.

Overview

        Alderwoods Group is the second largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As of December 31, 2005, the Company operated 594 funeral homes, 72 cemeteries and 60 combined funeral homes and cemeteries throughout North America. As of January 1, 2005, the Company operated 648 funeral homes, 79 cemeteries and 63 combination funeral homes and cemeteries throughout North America.

        Alderwoods Group is a holding company owning, directly or indirectly, the capital stock of approximately 200 subsidiaries through which the funeral, cemetery and insurance businesses are operated.

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

  •
  Insurance Operations.    The Company operates an insurance subsidiary licensed in a total of 34 states and the District of Columbia. The insurance subsidiary sells a variety of insurance products for the funding of pre-need funeral services.

Recent Accounting Standards

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payments", ("FAS No. 123R"). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payments (including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) issued to employees. FAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. FAS No. 123R is effective in the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The Company will adopt FAS No. 123R in the first fiscal quarter of its 2006 fiscal year and expects to use the modified prospective application method, which results in no restatement of the Company's previously issued annual consolidated financial statements. The adoption of FAS No. 123R is expected to result in additional compensation expense of approximately $3.7 million for the 2006 fiscal year.

Business Strategy

Overview

        In 2005, the Company has successfully accomplished the following over the past four years as part of its completed strategic plan:

  •
  reducing and refinancing debt outstanding to minimize refinancing risk, extend maturities and lower interest costs (resulting in a reduction of long-term debt from $831.2 million at emergence to $373.5 million at December 31, 2005 and a reduction in interest expense from $85.0 million in 2002 to $30.1 million in 2005);

  •
  completing the disposition of identified discontinued operations that did not fit into the Company's market or business strategies (including 154 funeral, 88 cemetery and five combination locations and Security Plan Life Insurance in North America and all 39 funeral locations in the United Kingdom);

  •
  increasing pre-need funeral and cemetery contracts written to $191.0 million and $94.5 million, respectively, in 2005, an increase of $29.9 million and $16.8 million, respectively, from 2002;

  •
  completing the resolution of numerous reorganization issues and outstanding bankruptcy claims; and

  •
  continuing to focus on organic growth to improve the Company's revenues by growing the number of funeral services and increasing the average revenue per funeral service.

        The Company has updated its strategic plan, resulting in key objectives to:

  •
  continue to focus on organic growth to improve the Company's revenues by growing the number of funeral services and increasing the average revenue per funeral service;

  •
  continue to transform the Company's culture emphasizing outstanding customer service, strong community relations, excellence in administration and strong financial management;

  •
  continue to develop our insurance subsidiary business in line with the Company's pre-need growth;

  •
  continue to assess the Company's portfolio of funeral and cemetery locations to ensure they fit the Company's strategy and support its initiatives to grow revenue and, where appropriate, consider acquisitions and construction of new locations; and

  •
  continue to evaluate the most appropriate use of cashflow generated by the Company's operations, including debt repayment, share repurchases or business expansion.

Key Strategies

  Organic Growth

        The Company's continued focus on its core businesses will be directed towards improved levels of organic growth. The Company will focus on three key areas — growth in the number of funeral services, average revenue per funeral service and financially prudent growth in pre-need sales — to enhance future market share.

        The Company experienced a decline in the number of funeral services performed during 2005, although less of a decline than that experienced in 2004. In response to the decline in 2004, the Company invested an additional $10 million into programs in 2005 that were planned to reposition the Company's operations to support future growth. These programs included the now fully implemented expansion of the field management structure to increase the number of market managers and thus the amount of time market managers have available to spend coaching employees at the locations, as well as additional programs that increased spending on training and recruitment support, facility improvements, advertising and pre-need sales.

        During 2005, the Company monitored these programs and their impacts on organic growth. These programs have been adjusted in 2006 based on their results. The Company will continue to invest primarily in community relations and pre-need sales.

        For the past four years, the Company has continued to increase average revenue per funeral service. The Company intends to continue this growth by improving and further implementing its retailing strategies, primarily for at-need customers. The strategy involves creating a comfortable retail environment for the customer families that includes service and product information, a well lit display room and more merchandise choices. The Company is currently rolling out standardized merchandise display layouts and pricing presentations in its merchandise selection rooms at its funeral homes. The Company has rolled out this merchandising strategy in approximately 325 locations as of the end of 2005 and expects to implement a further 80 locations in 2006 to complete the rollout into all suitable locations. In 2007 and beyond the Company expects to develop and implement a version designed for its smaller locations.

        The Company has a strong pre-need sales program that is designed to build future revenue, develop market share growth and enhance market awareness. The Company will carefully manage the annual cash flows and expense impacts of its expanded pre-need sales program. The Company continues to implement its pre-need program in those selected markets that provide sufficient potential for significant increases in pre-need sales. The program involves the establishment of a sales management structure, the recruitment of additional sales professionals and a new training program for counselors and managers to support these efforts. In addition, the program involves the rollout of new pre-need sales tools closely integrated with the Company's at-need market advertising efforts.

        Industry data shows that cremation continues to be an increasing choice of many consumers. This shift away from the traditional funeral service appears indicative of the changing demographics of society, the increased mobility of the population, and the changing views towards memorialization alternatives. This shift may negatively impact Company revenues. However, the Company plans to offer families of cremation customers a larger variety of goods and services, primarily by emphasizing these in our merchandise selection rooms.

  Cultural Transformation

        The Company believes that it continues to make progress in developing a performance based culture supporting leadership, outstanding customer service, strong community relations, excellence in administration and strong financial management. The Company is satisfied with the progress made to date. However, management is committed to setting the industry standard for employee leadership, customer service, community involvement, administration and financial management. The Company has implemented tools to consistently assess the performance of individuals, supported by the expansion of training programs for customer and community service and management skills.

  Market Rationalization and Expansion

        The Company continuously evaluates its portfolio of funeral and cemetery locations on a market basis to ensure they fit in the Company's strategy, meet performance targets and drive its economies of scale. As a result of these evaluations, the Company may decide to sell, move or close businesses and real estate within the market. This is expected to be accomplished through, among other things, strategic and targeted key market development, in line with the Company's operating philosophy and financial goals. The Company expects such controlled growth will help strengthen the Company's core operations, enabling further synergies and operating efficiencies.

        Market development may include tactics such as moving locations, closing smaller locations, developing more combination operating locations and the acquisition of local or regional competitors to provide enhanced, seamless service to customers. The Company has identified combination opportunities within its underlying base of operating locations and expects to develop ten of these locations over the next three years.

        The Company expects cash flow from operations to be adequate to maintain existing operations and capital needs, allowing some excess to be used to fund its growth strategies.

Overview of Critical Accounting Policies

        The Company's consolidated financial statements are prepared in accordance with United States GAAP, which require management to make estimates and assumptions (see Note 2 to the Consolidated Financial Statements) that impact all of its business segments. Management believes that, of the significant accounting policies described in Note 2 to the Company's Consolidated Financial Statements, the following are the most important to the representation of the Company's financial position, results of operations and cash flows. These require management's most difficult, subjective and complex judgment efforts. All of these critical accounting policies have been discussed and reviewed with the Company's Audit Committee. While the Company believes that its assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact the Company's reported financial results.

Collectability of Customer Receivables

        Management must make estimates of the allowance for uncollectible amounts of customer receivables arising from at-need funeral services. The Company estimates this allowance based primarily on historical experience of collections and write-offs, as well as other analytical procedures, such as assessment of the change in the aging of receivables. The Company has historically estimated the allowance for uncollectible amounts at 0.75% to 1.2% of funeral revenue on a period basis with quarterly analysis and assessment to reduce or increase allowance for doubtful accounts to approximate the accounts receivable outstanding for more than 180 days. To the extent that future collection experience differs from historical rates, the Company may adjust its allowance for uncollectible amounts and record equivalent reduced or additional funeral expense.

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

        Estimates of the allowance for contract cancellations and refunds arising from pre-need cemetery contracts are based primarily on historical experience of collections and write-offs, as well as other analytical procedures, such as assessment of the change in the aging of receivables. The Company has estimated the allowance for contract cancellations and refunds of current sales of pre-need cemetery contracts at 5% to 10% of pre-need cemetery sales. The Company's experience has not indicated any change to this rate is necessary. To the extent that future collection experience differs from this estimate, a 1% change in the rate of the estimated allowance for contract cancellations and refunds of pre-need cemetery interment rights would affect income by approximately $0.3 million.

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

        During 2002 and 2003, the Company's focused collection efforts resulted in higher collections than anticipated on the pre-emergence receivables. As a result of the improvement in actual collections, the Company reversed $3.9 million of the allowance for contract cancellations and refunds on receivables arising from pre-need cemetery interment rights during the 53 weeks ended January 3, 2004. As of December 31, 2005, the Company had approximately $7.2 million (2004 — $11.8 million) of pre-emergence customer receivables remaining, of which an allowance for contract cancellations and refunds of $5.6 million (2004 — $7.5 million) had been established. Due to the significant number of estimates and projections utilized in determining an expected rate of uncollectible receivables, actual results of collections could be materially different from these estimates.

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

        As of December 31, 2005, the Company had one cemetery and two funeral locations for disposal with an aggregate carrying amount of $341,000, which approximates the estimated net proceeds after selling costs. Changes to the carrying amounts or estimated net proceeds may result in impairment charges or reversals or gains or losses upon final sale.

        The identification of cemetery and funeral operating locations that do not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land, is complete. The Company will, on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit the Company's strategy.

Valuation of Goodwill

        Goodwill of the funeral reporting unit is not amortized. It is tested annually, as well as on the occurrence of certain significant events, as prescribed by relevant accounting requirements, to determine whether or not the carrying value has been impaired. Such testing entails determining an estimated fair value of goodwill ("implied goodwill") for comparison to the carrying amount of goodwill, to assess whether or not impairment has occurred. Impairment occurs when the estimated fair value of goodwill associated with the funeral reporting unit is less than the respective carrying amount of such goodwill, resulting in a write down of the carrying value to the estimated fair value of goodwill. Determination of the estimated fair value of goodwill entails determining the estimated fair value of the funeral reporting unit in total, and allocating such value to the estimated fair value of the assets and liabilities of the funeral reporting unit, in a method similar to purchase accounting. The determination of the estimated fair value of the funeral reporting unit involves many complex assumptions, including underlying cash flow projections, estimated discount rates and residual values.

        While the Company believes that its assumptions and estimates have been reasonable and appropriate, different assumptions and estimates could materially impact the Company's reported financial results. The Company's assessment as of October 4, 2003, determined that the estimated fair value of the funeral reporting unit exceeded its carrying value. The Company carried forward the 2003 goodwill valuation to 2004 and 2005, as there were no significant changes in the key parameters used in the valuation exercise and no significant change in the Company's continuing operations from 2003 to 2005.

        The discount rate used for the analysis as of October 4, 2003, was determined based on assumptions regarding the current interest rate environment and desired capital structure. If the discount rate had been estimated at 0.5% higher, the estimated fair value of the funeral reporting business unit would have been approximately $50 million lower, and the fair value of the funeral reporting unit would have been equal to its carrying value. The estimated cash flows used for the analysis as of October 4, 2003, were determined based on the Company's projections. If the annual cash flows were reduced by 3% and the discount rate was left unchanged, the estimated fair value of the funeral reporting unit would have been approximately $50 million lower and the fair value of the funeral reporting unit would have been equal to its carrying value. The Company's valuation of the funeral reporting unit was prepared with the assistance of independent advisors.

Accounting for Income Taxes

        The Company must estimate income taxes for its business segments in each of the jurisdictions in which such business segments operate. This involves estimating actual current tax expense, assessing temporary differences resulting from different treatment of various assets and liabilities for book and tax purposes, such as depreciation and pre-need contracts, and evaluating potential tax exposures based on current relevant facts and circumstances.

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

        Significant management judgment is required in determining our provision for income taxes and in determining whether the deferred tax assets will be realized in full or in part. The Company established a valuation allowance against substantially all of its net federal deferred tax assets, excluding those of its insurance operations, upon emergence from bankruptcy as it did not have sufficient history of income to support realization of the net deferred tax assets. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The valuation allowance is subject to change due to matters such as timing and manner of reversals of deferred tax liabilities, sales of operations and future actual income or losses. For 2005, the Company has estimated future accounting income from its United States operations for each of the next 3 years for purposes of assessing the valuation allowance. As a result of this assumption, the Company has realized a benefit in tax expense of $3.1 million and a reduction in goodwill of $9.1 million.

        To the extent that the effective tax rate increases or decreases by 1% of income from continuing operations before income taxes, consolidated income from continuing operations would have declined or improved by less than $0.5 million in the 52 weeks ended December 31, 2005.

Liabilities for Future Insurance Policy Benefits

        The Company calculates and maintains liabilities for future insurance policy benefits for the estimated future payment of claims to policyholders based on actuarial assumptions, such as mortality (life expectancy), persistency, and interest rates. The assumptions used are based on best estimates of future experience at the time the policies are issued (or, if applicable, on the date fresh start accounting was implemented) with an adjustment for the risk of adverse deviation. Once established, assumptions are generally not changed.

        The Company's estimates of mortality and persistency are based on both the Company's and industry historical experience. The Company has estimated an assumed weighted average investment yield of 4.5%. For the 52 weeks ended December 31, 2005, the Company achieved an investment yield of 5.25%. Because the liabilities are based on extensive estimates, assumptions and historical experience, it is possible that actual experience may differ materially from that resulting from actuarial assumptions. However, the risk of a material change in assumptions causing a material impact to the Company's financial position and results of operations is mitigated by the type and small dollar nature of the policies. The pre-need insurance products have discretionary growth that accrues to the policy holder, and to the extent investment returns are significantly below those assumed, the Company has the ability to reduce the future policy growth.

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

        The first and second fiscal quarters each consist of 12 weeks and the third fiscal quarter consists of 16 weeks. The fourth fiscal quarter will typically consist of 12 weeks, but this period may be altered, if necessary, in order to cause the fourth fiscal quarter to end on the same day as the fiscal year. As a result of this, the fourth fiscal quarter will consist of 13 weeks in certain years. In fiscal 2005, 2004, and 2003, the fourth quarter consisted of 12, 12 and 13 weeks, respectively.

        This discussion and analysis of financial condition and results of operations of the Company are based upon and should be read in conjunction with the Company's Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K (including the notes thereto).

Results of Operations

        Detailed below are the operating results of the Company for the 12 weeks ended December 31, 2005, 12 weeks ended January 1, 2005, 52 weeks ended December 31, 2005, the 52 weeks ended January 1, 2005 and the 53 weeks ended January 3, 2004. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of revenue.

        The following provides a detailed discussion of continuing operations, which consist of those businesses the Company owned and operated both for the entire current and prior fiscal years and that the Company plans to retain, and those businesses that have been opened during either the current or prior fiscal years and that the Company plans to retain. Discontinued operations consist of those that have been sold or closed during either the current or prior fiscal years. During 2005, the Company had completed the sale of all the locations classified as discontinued operations in its strategic market rationalization program, except for one cemetery which was classified back to continuing operations.

        The operations of the Company comprise three businesses: funeral activities, cemetery activities, and an insurance business in support of its pre-need funeral business. Additional segment information is provided in Note 16 of the Company's consolidated financial statements.

Hurricane Katrina

        During the 52 weeks ended December 31, 2005, some of the Company's operations were affected by Hurricane Katrina. The Company operated 30 funeral homes, four cemeteries and a limousine company in areas of Louisiana and Mississippi that were affected by the hurricane on August 29, 2005. The Company has experienced some damage at all of these locations. Repair work has begun at many of the locations. Of the 30 funeral homes, seven experienced significant damage and were not in operation at the end of the 2005 fiscal year and are not expected to reopen. All four cemeteries are in operation. The New Orleans limousine company that had provided services both to the Company's funeral operations and other third-parties experienced significant damage to its fleet of vehicles and will not be resuming operations.

        The Company is making every effort to use its existing operating facilities to provide services to customers normally served by one of the Company's closed locations.

        The Company's insurance subsidiary is also headquartered in New Orleans and although forced to relocate temporarily to Cincinnati, has resumed operations from New Orleans. The temporary relocation did not significantly affect the Company's operating results.

        The Company purchases insurance coverage for property damage, including damage from wind and flood, subject to separate limits, sub-limits and deductible amounts. The Company, along with its insurance companies, is continuing to assess and estimate the extent of damages. Based on a review of the Company's insurance policy, the Company expects to recover a substantial portion of the costs associated with the storm damage through insurance, including the capital costs of rebuilding. For those properties not in operation and requiring significant repair or rebuilding, insurance proceeds have not yet been fully estimated, and as a result, any estimated loss or gain for these properties cannot be determined. The net book value of buildings and contents for those locations not in operation aggregates approximately $4.3 million at December 31, 2005.

        The Company has recorded an expense of $1.8 million in the 52 weeks ended December 31, 2005, representing its expected deductible under its insurance policies and other expenses not expected to be reimbursed under the insurance policy. Under its internal risk sharing practice, the Company's aggregate deductible costs are charged to all its operations, not just the locations affected by Hurricane Katrina. The effect on funeral and cemetery costs for the 52 weeks ended December 31, 2005 was $1.3 million and $0.5 million respectively.

        The Company received in 2005, $4.1 million as an advance payment from its insurance companies for claims submitted. This has not been recorded as income but as insurance proceeds to be applied against incurred and anticipated repair and rebuilding costs.

        The Company is self-insured for physical damage to its owned and leased automobiles and charges the aggregate resulting costs to all of its operations. Hurricane Katrina resulted in estimated damages across our vehicles aggregating $0.6 million. The effect of Hurricane Katrina vehicle damage on funeral and cemetery costs for the 52 weeks ended December 31, 2005 was $0.5 million and $0.1 million respectively.

        The Company has business interruption insurance that allows the recovery of operating costs and lost profits. The Company is preparing its analysis in support of a claim. Potential proceeds from this claim cannot currently be reasonably estimated and therefore no receivable or recovery has been recorded as of December 31, 2005.

        Additional information regarding Hurricane Katrina is provided in Note 22 to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

12 Weeks Ended December 31, 2005 Compared to 12 Weeks Ended January 1, 2005

	12 Weeks Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
	(in thousands)	(in thousands)	(percentages)	(percentages)
Revenue
Funeral	$112,127	$108,891	64.6%	65.1%
Cemetery	39,372	40,245	22.7	24.1
Insurance	21,969	18,020	12.7	10.8

Total	$173,468	$167,156	100.0%	100.0%

Gross margin
Funeral	$21,040	$19,244	18.8%	17.7%
Cemetery	4,484	7,619	11.4	18.9
Insurance	1,602	1,728	7.3	9.6

Total	27,126	28,591	15.6	17.1

Expenses
General and administrative	11,277	15,052	6.5	9.0
Provision for asset impairment	(6)	1,375	0.0	0.8

Income from operations	15,855	12,164	9.1	7.3
Interest on long-term debt and refinancing costs	6,573	10,585	3.8	6.3
Other expenses (income), net	1,250	(1,814)	0.7	(1.1)

Income before income taxes	8,032	3,393	4.6	2.1
Income taxes	(1,029)	(3,046)	(0.6)	(1.8)

Net income from continuing operations	9,061	6,439	5.2	3.9
Net income from discontinued operations, net of tax	—	17,926	0.0	10.7

Net income	$9,061	$24,365	5.2%	14.6%

        Other information for the 12 weeks ended December 31, 2005, and the 12 weeks ended January 1, 2005, is summarized in the following table:

			Increase (decrease)
Continuing Operations:	December 31, 2005	January 1, 2005
			(amount)	(percentages)
Funeral — Other Information
Number of funeral services performed	26,452	26,926	(474)	(1.8)
Number of same site funeral services performed	26,378	26,213	165	0.6
Average revenue per funeral service	$4,239	$4,044	$195	4.8
Same site average revenue per funeral service	$4,237	$4,046	$191	4.7
Pre-need funeral contracts written (in millions)	$41.0	$42.2	$(1.2)	(2.8)
Pre-need funeral conversion (percentages)	27	26	1	—
Cemetery — Other Information
Number of cemetery interments	10,530	10,403	127	1.2
Pre-need cemetery contracts written (in millions)	$19.8	$21.4	$(1.6)	(7.5)

Continuing Operations

        Consolidated revenue of $173.5 million for the 12 weeks ended December 31, 2005, increased by $6.3 million, or 3.8%, compared to the corresponding period in 2004, reflecting increases in the funeral and insurance segments partially offset by a decrease in cemetery revenue. Consolidated gross margin as a percentage of revenue decreased to 15.6% for the 12 weeks ended December 31, 2005, from 17.1% for the corresponding period in 2004.

        Funeral revenue of $112.1 million for the 12 weeks ended December 31, 2005, increased by $3.2 million, compared to $108.9 million for the corresponding period in 2004, primarily as a result of an increase of $195 or 4.8%, in average revenue per funeral service performed partially offset by a decrease in the number of funeral services performed. The number of funeral services performed during the 12 weeks ended December 31, 2005 decreased by 1.8% from the corresponding period in 2004. The increase in average revenue per funeral service performed was achieved through adjusting the pricing and mix of merchandise and services offered to customer families designed to both meet customer family needs and to increase average revenues.

        Included in the funeral revenue for the 12 weeks ended December 31, 2005 is $7.8 million from 1,740 funeral services performed in New Orleans, Louisiana and on the Gulf Coast of Mississippi compared to $7.1 million of funeral revenue from 1,506 funeral services performed for the 12 weeks ended December 31, 2004. Although the Company's funeral operations in these areas were affected significantly by Hurricane Katrina, including seven locations not expected to be reopened, the Company has continued to perform funeral services through its remaining locations, including many services that would have been performed in the closed locations or at competing locations that were not in operation. As a result, much of the impact of Hurricane Katrina on funeral revenue during 2005 was mitigated.

        On a same site basis, funeral revenue was $111.1 million for the 12 weeks ended December 31, 2005, an increase of $5.9 million compared to $105.2 million for the corresponding period in 2004, as a result of an increase of 0.6% in the number of funeral services performed from the corresponding period in 2004 and an increase of $191, or 4.7%, in average revenue per funeral service performed. If the locations affected by Hurricane Katrina were removed, funeral revenue on a same site basis would have declined 1.4% from the corresponding period in 2004 as the impacted locations that remained open performed very well in the 12 weeks ended December 31, 2005.

        The number of cremation services performed as a percentage of total services performed increased to 36% for the 12 weeks ended December 31, 2005, compared to 35% for the corresponding period in 2004, consistent with national trends. The number of cremation services performed may impact funeral revenue, as the average revenue per cremation service is typically lower than the average revenue for a traditional funeral service.

        Funeral gross margin as a percentage of revenue increased to 18.8% for the 12 weeks ended December 31, 2005, compared to 17.7% for the corresponding period in 2004. The increase in gross margin was primarily due to revenue increases. The revenue increases were partially offset by expense increases, primarily wages and benefits.

        Pre-need funeral contracts written for the 12 weeks ended December 31, 2005, were $41.0 million, compared to $42.2 million for the corresponding period in 2004, primarily due to pre-need sales decreases in those areas affected by Hurricane Katrina. The Company is continuing its program to increase pre-need sales. For the 12 weeks ended December 31, 2005, 27% of the funeral services performed were derived from the pre-need backlog, an increase from 26% in the comparative period in 2004. The Company manages the cash impact of its pre-need funeral sales program primarily by offsetting direct costs, including commissions paid to counselors, with either general agency commissions received from third party and related insurance companies or amounts not required to be trusted. Pre-need funeral sales are important, because over time, they build the foundation for future funeral revenue and generate positive cash flow when the funeral service is performed.

        Cemetery revenue of $39.4 million for the 12 weeks ended December 31, 2005, was $0.8 million, or 2.2%, lower than cemetery revenue for the corresponding period in 2004, primarily due to decreased pre-need space sales, increased at-need service revenue of $0.8 million from a greater number of cemetery interments at a higher average service revenue per interment, and increased endowment care income of $0.2 million from its investments.

        Cemetery gross margin as a percentage of revenue decreased to 11.4% for the 12 weeks ended December 31, 2005, compared to 18.9% for the corresponding period in 2004, primarily due to decreased revenue of $0.8 million and higher operating expenses, primarily wages and benefits.

        Pre-need cemetery contracts written for the 12 weeks ended December 31, 2005, were $19.8 million, compared to $21.4 million for the corresponding period in 2004. The decrease in pre-need cemetery contracts written was primarily due to lower sales of cemetery spaces at the Company's Rose Hills subsidiary. Pre-need cemetery sales may initially decrease cash flows if the amount of cash initially collected is insufficient to cover the amount required to be trusted, sales commissions, and other direct costs paid out. However, this initial net cash flow impact is not significant, as the Company sets minimum down payments, maximum terms and sales commission rates to maximize cash flow. The Company believes that pre-need cemetery sales are important, because over time, they generate positive cash flow and build the foundation for future cemetery revenue.

        Insurance revenue for the 12 weeks ended December 31, 2005, increased $3.9 million, or 21.9%, compared to the corresponding period in 2004, primarily due to increases in premiums of $4.0 million. Insurance premium revenue is dependent on the level of pre-need funeral contracts written over time that are funded by the Company's insurance subsidiary. Insurance production represents the insurance segment's participation in the Company's pre-need funeral contracts and for the 12 weeks ended December 31, 2005 was $27.9 million compared to $25.3 million for the corresponding period in 2004. Insurance gross margin as a percentage of revenue decreased to 7.3% for the 12 weeks ended December 31, 2005, compared to 9.6% for the corresponding period in 2004, due to a decrease in investment gains of $0.7 million compared to the 12 weeks ended January 1, 2005. The Company expects the insurance gross margin percentage to grow modestly over time.

        General and administrative expenses for the Company for the 12 weeks ended December 31, 2005, were $11.3 million, or 6.5% of consolidated revenue, compared to $15.0 million, or 9.0% of consolidated revenue for the corresponding period in 2004. The decrease of $3.7 million is primarily due to a decrease in incentive bonus expense of $0.5 million, a decrease of audit fee expense of $0.6 million, a decrease in capital tax expense of $0.9 million, and interest income of $2.0 million on refunds related to an amended tax return.

        Interest expense on long-term debt for the 12 weeks ended December 31, 2005, was $6.6 million, reflecting the effect of principal repayments and lower interest rates compared to interest expense, tender premium and refinancing costs in the corresponding period in 2004, as detailed in the following table:

	12 Weeks Ended
	December 31, 2005	January 1, 2005
	(in millions)
Interest on long-term debt	$6.0	$7.0
Amortization of debt issue costs	0.6	—
Unamortized deferred finance costs expensed relating to the Credit Agreement that was refinanced	—	1.2
Unamortized deferred finance costs expensed relating to the subordinated bridge loan due in 2005 that was fully repaid	—	0.9
Refinancing fees and costs on the Credit Agreement that was refinanced	—	1.9
Allocation of interest to discontinued operations	—	(0.4)

Total interest on long-term debt and refinancing costs	$6.6	$10.6

        Income tax recovery for the 12 weeks ended December 31, 2005 was $1.0 million compared to $3.0 million for the corresponding period in 2004. During the 12 weeks ended December 31, 2005, the Company recorded an income tax refund of $3.2 million as a result of the resolution of an IRS tax audit. The effective tax rate for the 12 weeks ended December 31, 2005 excluding the above benefit was approximately 28% reflecting the effect of a full year effective tax rate of 42% compared to 45% at the end of the third quarter.

        During the 12 weeks ended December 31, 2005, the Company sold three funeral locations and excess real estate for gross proceeds of $1.9 million.

52 Weeks Ended December 31, 2005 Compared to 52 Weeks Ended January 1, 2005

	52 Weeks Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
	(in thousands)	(in thousands)	(percentages)	(percentages)
Revenue
Funeral	$479,799	$472,935	64.1%	66.0%
Cemetery	174,110	164,052	23.2	22.8
Insurance	95,005	80,124	12.7	11.2

Total	$748,914	$717,111	100.0%	100.0%

Gross margin
Funeral	$87,255	$96,289	18.2%	20.4%
Cemetery	22,196	23,906	12.7	14.6
Insurance	5,068	4,710	5.3	5.9

Total	114,519	124,905	15.3	17.4

Expenses
General and administrative	42,815	51,218	5.7	7.1
Provision for asset impairment	(1,379)	1,787	(0.2)	0.2

Income from operations	73,083	71,900	9.8	10.1
Interest on long-term debt and refinancing costs	30,069	78,079	4.0	10.9
Other expenses (income), net	(4,662)	(1,162)	(0.6)	(0.2)

Income (loss) before income taxes	47,676	(5,017)	6.4	(0.6)
Income taxes	4,815	(1,453)	0.6	(0.2)

Net income (loss) from continuing operations	42,861	(3,564)	5.8	(0.4)
Net income (loss) from discontinued operations, net of tax	(1,678)	12,913	(0.2)	1.8

Net income	$41,183	$9,349	5.6%	1.4%

        Other information for the 52 weeks ended December 31, 2005, and the 52 weeks ended January 1, 2005, is summarized in the following table:

			Increase (decrease)
Continuing Operations:	December 31, 2005	January 1, 2005
			(amount)	(percentages)
Funeral — Other Information
Number of funeral services performed	115,555	117,525	(1,970)	(1.7)
Number of same site funeral services performed	113,300	114,062	(762)	(0.7)
Average revenue per funeral service	$4,152	$4,024	$128	3.2
Same site average revenue per funeral service	$4,160	$4,036	$124	3.1
Pre-need funeral contracts written (in millions)	$191.0	$179.5	$11.5	6.4
Pre-need funeral conversion (percentages)	27	26	1	—
Cemetery — Other Information
Number of cemetery interments	46,794	46,461	333	0.7
Pre-need cemetery contracts written (in millions)	$94.5	$86.9	$7.6	8.7

Continuing Operations

        Consolidated revenue of $748.9 million for the 52 weeks ended December 31, 2005, increased by $31.8 million, or 4.4%, compared to the 52 weeks ended January 1, 2005, reflecting increases in all business segment revenues. Consolidated gross margin as a percentage of revenue decreased to 15.3% for the 52 weeks ended December 31, 2005, from 17.4% for the corresponding period in 2004.

        Funeral revenue of $479.8 million for the 52 weeks ended December 31, 2005, increased by $6.9 million, compared to $472.9 million for the 52 weeks ended January 1, 2005, primarily as a result of an increase of $128, or 3.2%, in average revenue per funeral service performed, partially offset by a decrease in the number of funeral services performed. The number of funeral services performed during the 52 weeks ended December 31, 2005 decreased by 1.7% from the 52 weeks ended January 1, 2005. The increase in average revenue per funeral service performed was achieved through adjusting the pricing and mix of merchandise and services offered to customer families designed to both meet customer family needs and to increase average revenues.

        Included in the funeral revenue for the 52 weeks ended December 31, 2005 is $29.5 million from 6,389 funeral services performed in New Orleans, Louisiana, and on the Gulf Coast of Mississippi compared to $29.7 million of funeral revenue from 6,371 funeral services performed for the 52 weeks ended January 1, 2005. Although the Company's funeral operations in these areas were affected significantly by Hurricane Katrina, including seven locations not expected to be reopened, the Company has continued to perform funeral services through its remaining locations, including many services that would have been performed in the closed locations or at competing locations that were not in operation. As a result, much of the impact of Hurricane Katrina on funeral revenue during 2005 was mitigated.

        On a same site basis, funeral revenue was $468.8 million for the 52 weeks ended December 31, 2005, an increase of $11.4 million compared to $457.4 million for the 52 weeks ended January 1, 2005, as a result of an increase of $124, or 3.1%, in average revenue per funeral service performed, partially offset by a decrease of 0.7% in the number of funeral services performed from the 52 weeks ended January 1, 2005. If the locations affected by Hurricane Katrina were removed, the number of funeral services performed on a same site basis would have declined 1.2% from the 52 weeks ended January 1, 2005 as the impacted locations were performing well prior to Hurricane Katrina and during the 12 weeks ended December 31, 2005.

        The number of cremation services performed as a percentage of total services performed increased to 36% for the 52 weeks ended December 31, 2005, compared to 35% for the 52 weeks ended January 1, 2005, consistent with national trends. The number of cremation services performed may impact funeral revenue, as the average revenue per cremation service is typically lower than the average revenue for a traditional funeral service.

        Funeral gross margin as a percentage of revenue decreased to 18.2% from the 52 weeks ended December 31, 2005, compared to 20.4% for the 52 weeks ended January 1, 2005. The decrease in gross margin is primarily due to higher expenses as detailed in the following table:

52 Weeks Ended December 31, 2005
(in millions)
Wage inflation, increased employee benefits expense, and increased wages, training and advertising costs related to the Company's expended field management structure and investment in programs designed to build local brand awareness and generate growth in future services	$4.5
Incentive bonus expense for funeral operations previously included in general and administrative expenses	1.9
Increased insurance costs, including expenses not expected to be reimbursed under the Company's insurance policy for damages effected by Hurricanes Katrina, Wilma and Rita	2.4
Increased utility costs	1.1

        Pre-need funeral contracts written for the 52 weeks ended December 31, 2005, were $191.0 million, compared to $179.5 million for the 52 weeks ended January 1, 2005. The Company is continuing its program to increase pre-need sales. For the 52 weeks ended December 31, 2005, 27% of the funeral services performed were derived from pre-need backlog, an increase from 26% in the 52 weeks ended January 1, 2005. The Company manages the cash impact of its pre-need funeral sales program primarily by offsetting direct costs, including commissions paid to counselors, with either general agency commissions received from third party and related insurance companies or amounts not required to be trusted. Pre-need funeral sales are important, because over time, they build the foundation for future funeral revenue and generate positive cash flow when the funeral service is performed.

        Cemetery revenue of $174.1 million for the 52 weeks ended December 31, 2005, was $10.1 million, or 6.1%, higher than cemetery revenue for the 52 weeks ended January 1, 2005, primarily due to increased space sales of $6.1 million at the Company's Rose Hills subsidiary, increased at-need service revenue of $1.7 million from a greater number of cemetery interments at a higher average service revenue per interment, and increased endowment care income of $1.0 million from its investments.

        Cemetery gross margin as a percentage of revenue decreased to 12.7% for the 52 weeks ended December 31, 2005, compared to 14.6% for the 52 weeks ended January 1, 2005. The decrease in gross margin is primarily due to higher expenses as detailed in the following table:

52 Weeks Ended December 31, 2005
(in millions)
Wage inflation, increased employee benefits and workers compensation expense	$2.6
Incentive bonus expense for cemetery operations previously included in general and administrative expenses	0.8
Increased insurance costs including expenses not expected to be reimbursed under the Company's insurance policy for damages effected by Hurricanes Katrina, Wilma and Rita	1.2
Increased utility costs	0.4

        Pre-need cemetery contracts written for the 52 weeks ended December 31, 2005, were $94.5 million, compared to $86.9 million for the 52 weeks ended January 1, 2005. The increase in pre-need cemetery contracts written was primarily due to increased sales of cemetery spaces. Pre-need cemetery sales may initially decrease cash flows if the amount of cash initially collected is insufficient to cover the amount required to be trusted, sales commissions, and other direct costs paid out. However, this initial cash flow impact is not significant, as the Company sets minimum down payments, maximum terms and sales commission rates to maximize cash flow. The Company believes that pre-need cemetery sales are important, because over time, they generate positive cash flow and build the foundation for future cemetery revenue.

        Insurance revenue for the 52 weeks ended December 31, 2005, increased $14.9 million, or 18.6%, compared to the 52 weeks ended January 1, 2005, primarily due to increases in premiums of $14.1 million. Insurance premium revenue is dependent on the level of pre-need funeral contracts written over time that are funded by the Company's insurance subsidiary. Insurance production represents the insurance segment's participation in the Company's pre-need funeral contracts and for the 52 weeks ended December 31, 2005 was $133.2 million compared to $111.7 million for the 52 weeks ended January 1, 2005. Insurance gross margin as a percentage of revenue decreased to 5.3% for the 52 weeks ended December 31, 2005, compared to 5.9% for the 52 weeks ended January 1, 2005, due to a decrease in investment gains of $1.7 compared to the 52 weeks ended January 1, 2005. The Company expects the insurance gross margin percentage to grow modestly over time.

        General and administrative expenses decreased $8.4 million for the 52 weeks ended December 31, 2005, to $42.8 million, or 5.7% of consolidated revenue, compared to $51.2 million, or 7.1% of consolidated revenue, for the 52 weeks ended January 1, 2005. General and administrative expenses included the following items affecting the comparison of the 52 weeks ended December 31, 2005 to the 52 weeks ended January 1, 2005:

	52 Weeks Ended
	December 31, 2005	January 1, 2005
	(in millions)
Recovery of corporate receivable previously fully reserved against	$(10.9)	$(1.2)
Interest income on refunds from an amended tax return	(2.0)
Reduction in accrual on settlement of U.S. trustee bankruptcy fee	(0.9)	—
Increased wage expense related to wage inflation and additional positions related to Sarbanes-Oxley compliance	1.1	—
Decreased capital tax expense	(0.5)	—
Decrease in incentive bonus expense	(0.8)
Increased retirement allowance expense	1.2	—
Foreign exchange impact on Canadian dollar based support centers	2.3	—
Reversal of legal claim accrual due to approvals obtained for insurance coverage of the costs	—	(0.9)

        Interest expense on long-term debt for the 52 weeks ended December 31, 2005, was $30.1 million, a decrease of $48.0 million from the 52 weeks ended January 1, 2005 expense of $78.1 million, reflecting the effect of principal repayments, lower interest rates and the effects of the debt refinancings in 2004, as detailed in the following table:

	52 Weeks Ended
	December 31, 2005	January 1, 2005
	(in millions)
Interest on long-term debt	$26.6	$38.7
Amortization of debt issue costs	3.2	10.1
Tender premiums on the repurchase of the 12.25% Senior Unsecured Notes due in 2009	0.3	32.5
Refinancing fees and costs on the Credit Agreement that was refinanced	—	3.3
Unamortized deferred finance costs expensed relating to payments made on the Credit Agreement during 2004	—	2.3
Unamortized deferred finance costs expensed relating to the Credit Agreement that was refinanced	—	1.2
Unamortized deferred finance costs expensed relating to the subordinated bridge loan due in 2005 that was fully repaid	—	0.9
Unamortized premium credited to interest expense on 12.25% Convertible Subordinated Notes due in 2012 that were fully retired	—	(7.2)
Allocation of interest to discontinued operations	—	(3.7)

Total interest on long-term debt and refinancing costs	$30.1	$78.1

        Income tax expense for the 52 weeks ended December 31, 2005 was $4.8 million compared to a recovery of $1.5 million for the 52 weeks ended January 1, 2005. During the 52 weeks ended December 31, 2005, the Company recorded the non-cash resolution of an outstanding tax liability by reducing its tax expense by $12.1 million and in the fourth quarter the Company recorded an income tax refund of $3.2 million as a result of a resolution of an IRS tax audit. The effective tax rate for the 52 weeks ended December 31, 2005 before the above benefits was approximately 42%.

        During the 52 weeks ended December 31, 2005, the Company reduced the valuation allowance against certain deferred tax assets as a result of assuming certain future income, resulting in a benefit of $3.1 million being recorded in income tax expense and $9.1 million recorded as a reduction of goodwill. This benefit was primarily offset by increases in other deferred tax assets for which a valuation allowance was established. The effective tax rate also varied from the statutory tax rate for the 52 weeks ended December 31, 2005, because in certain jurisdictions, losses incurred may not offset the tax expense in profitable jurisdictions.

        During the 52 weeks ended December 31, 2005, the Company sold seven funeral and one combination locations and excess real estate for gross proceeds of $17.6 million.

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

        Discontinued operations in 2005 and the prior years consisted of those businesses that have been closed or sold in prior fiscal years and those businesses identified by the Company in its strategic market rationalization and not sold as of January 1, 2005. The Company completed the sale of all these locations during 2005, except for one cemetery which was classified back to continuing operations.

        The Company classified all the locations identified in its strategic market rationalization program for disposal as assets held for sale in the consolidated balance sheets and recorded any related operating results, long-lived asset impairment provisions, and gains or losses recorded on disposition within discontinued operations. Depreciation and amortization is not recorded once an asset has been identified as held for sale. The Company has also reclassified the prior fiscal periods to reflect any comparative amounts on a similar basis. All discontinued operations financial information presented under the insurance segment relates to Security Plan Life Insurance Company.

        During the 52 weeks ended December 31, 2005, the Company sold classified discontinued operations of 18 funeral, five cemetery and four combination locations for gross proceeds of $7.1 million.

52 Weeks Ended January 1, 2005 Compared to 53 Weeks Ended January 3, 2004

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004
	(in thousands)	(in thousands)	(percentages)	(percentages)
Revenue
Funeral	$472,935	$491,611	66.0%	68.2%
Cemetery	164,052	168,024	22.8	23.3
Insurance	80,124	61,127	11.2	8.5

Total	$717,111	$720,762	100.0%	100.0%

Gross margin
Funeral	$96,289	$113,416	20.4%	23.1%
Cemetery	23,906	28,725	14.6	17.1
Insurance	4,710	1,752	5.9	2.9

Total	124,905	143,893	17.4	20.0

Expenses
General and administrative	51,218	56,281	7.1	7.8
Provision for asset impairment	1,787	5,229	0.2	0.7

Income from operations	71,900	82,383	10.1	11.5
Interest on long-term debt and refinancing costs	78,079	76,453	10.9	10.6
Other expenses (income), net	(1,162)	4,056	(0.2)	0.6

Income (loss) before income taxes	(5,017)	1,874	(0.6)	0.3
Income taxes	(1,453)	(6,485)	(0.2)	(0.9)

Net income (loss) from continuing operations	(3,564)	8,359	(0.4)	1.2
Net income from discontinued operations, net of tax	12,913	2,448	1.8	0.3

Net income	$9,349	$10,807	1.4%	1.5%

        Other information for the 52 weeks ended January 1, 2005, and the 53 weeks ended January 3, 2004, is summarized in the following table. The impact of the 53rd week for the 53 weeks ended January 3, 2004, was estimated by calculating the weekly average of the 13 weeks ended January 3, 2004. The Company believes the discussion below regarding the impact of the 53rd week facilitates direct comparability of fiscal year results.

			Increase (decrease)
Continuing Operations:	January 1, 2005	January 3, 2004
			(amount)	(percentages)
Funeral — Other Information
Number of funeral services performed	117,525	124,798	—	—
Estimated impact of the 53rd week on the number of funeral services performed	—	(2,421)	—	—
Number of funeral services performed adjusted for the impact of the 53rd week	117,525	122,377	(4,852)	(4.0)
Average revenue per funeral service	$4,024	$3,939	$85	2.2
Pre-need funeral contracts written (in millions)	$179.5	$164.8	$—	—
Estimated impact of the 53rd week on pre-need funeral contracts written (in millions)	$—	$(3.0)	$—	—
Pre-need funeral contracts written adjusted for the impact of the 53rd week (in millions)	$179.5	$161.8	$17.7	11.0
Pre-need funeral conversion (percentages)	26	26	—	—
Cemetery — Other Information
Pre-need cemetery contracts written (in millions)	$86.9	$83.3	$—	—
Estimated impact of the 53rd week on pre-need cemetery contracts written (in millions)	$—	$(1.7)	$—	—
Pre-need cemetery contracts written adjusted for the impact of the 53rd week (in millions)	$86.9	$81.6	$5.3	6.5
Number of cemetery interments	46,461	47,924	—	—
Estimated impact of the 53rd week on the number of cemetery interments	—	(909)	—	—
Number of cemetery interments adjusted for the impact of the 53rd week	46,461	47,015	(554)	(1.2)

Continuing Operations

        As there were no material acquisitions or construction of new locations in 2004 and 2003, results from continuing operations reflect those of "same site" locations.

        Consolidated revenue of $717.1 million for the 52 weeks ended January 1, 2005, decreased by $3.7 million, or 0.5%, compared to $720.8 million for the 53 weeks ended January 3, 2004. After adjusting for an estimated impact of $14.4 million due to the additional fifty-third week in fiscal 2003 over fiscal 2004, consolidated revenue increased by $10.7 million. This increase is primarily due to a $20.1 million increase in insurance revenue, partially offset by an $8.9 million and $0.3 million decrease in funeral and cemetery revenue, respectively. Consolidated gross margin as a percentage of revenue decreased to 17.4% for the 52 weeks ended December 31, 2005, from 20.0% in 2003.

        Funeral revenue of $472.9 million for the 52 weeks ended January 1, 2005, decreased by $18.7 million, compared to $491.6 million in 2003, partially as a result of an estimated decrease of $9.7 million due to the additional fifty-third week in 2003 over 2004. After adjusting for the effect of the fifty-third week, funeral revenue decreased by $8.9 million, primarily as a result of a decrease of 4,852, or 4.0%, in the number of funeral services performed, partially offset by an increase of $85, or 2.2%, in average revenue per funeral service performed. The increase in average revenue per funeral service performed was the result of the Company's continuing efforts to adjust the Company's mix of merchandise and services.

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

        Pre-need funeral contracts written for the 52 weeks ended January 1, 2005, were $179.5 million. After adjusting for the effect of the fifty-third week, pre-need funeral contracts written for the 53 weeks ended January 3, 2004, were $161.8 million. The Company is continuing its program to increase pre-need sales. For both the 52 weeks ended Janaury 1, 2005, and 53 weeks ended January 3, 2004, 26% of funeral volume was derived from backlog. The Company manages the cash impact of its pre-need funeral sales program primarily by offsetting direct costs, including commissions paid to counselors, with either general agency commissions received from third party and related insurance companies or amounts not required to be trusted. Pre-need funeral sales are important, because over time, they build the foundation for future funeral revenue and generate positive cash flow when the funeral service is performed.

        Cemetery revenue of $164.1 million for the 52 weeks ended January 1, 2005, was $4.0 million, or 2.4%, lower than cemetery revenue in 2003, primarily due to the following:

  (a)
  An estimated increase of $3.5 million due to the additional fifty-third week in 2003 over 2004. After adjusting for the effect of the fifty-third week, cemetery revenue of $164.1 million for the 52 weeks ended January 1, 2005, was $0.5 million, or 0.3%, lower than cemetery revenue for the corresponding period in 2003.

  (b)
  The increase in cemetery at-need service revenue during the 52 weeks ended January 1, 2005, compared to the corresponding period in 2003, was partially offset by a decrease in other cemetery revenue. Other cemetery revenue for the 52 weeks ended January 1, 2005, decreased compared to 2003, because the Company revised its estimates of accrued perpetual care liabilities and recorded a one-time $3.9 million increase in other cemetery revenue for the 53 weeks ended January 3, 2004. The one-time $3.9 million adjustment to increase other cemetery revenue was necessary, because in 2001, in response to a state regulator inquiry, the Company determined that it had not properly calculated the amount to be trusted for endowment care on the sale of plots. Endowment care is recorded as a reduction in other cemetery revenue, as amounts trusted are never available to the Company in the future. To properly recalculate the appropriate perpetual care liability and its corresponding effect on other cemetery revenue, a significant number of individual contracts across several states needed to be reviewed, and the perpetual care liability was recalculated against the balance already paid in order to determine the amount of the Company's additional liability. The Company prepared its best estimate of the perpetual care liability based on a sample of contracts from each state in which the issue existed, and in 2001, the Company accrued an estimate for the perpetual care liability of additional required funding of $6.9 million, with the offset adjusting other cemetery revenue. In 2003, the Company completed its review and calculation of the required additional funding and adjusted other cemetery revenue and the perpetual care liability accordingly.

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

        Cemetery gross margin as a percentage of revenue decreased to 14.6% for the 52 weeks ended January 1, 2005, compared to 17.1% for 2003. For the 52 weeks ended January 1, 2005, wages and regional management costs decreased, while cost of goods sold, selling costs, and advertising and promotion increased compared to 2003. In addition, there was a one-time $3.9 million increase in other cemetery revenue for the 53 weeks ended January 3, 2004, as discussed above.

        Pre-need cemetery contracts written for the 52 weeks ended January 1, 2005, were $86.9 million. After adjusting for the effects of the fifty-third week in 2003, pre-need cemetery contracts for the 52 weeks ended January 1, 2005, were $5.6 million higher than in 2003. For the 52 weeks ended January 1, 2005, 67% of interments were at-need and 33% were pre-need fulfillments. Pre-need cemetery sales may initially decrease cash flows if the amount of cash initially collected is insufficient to cover the amount required to be trusted, sales commissions, and other direct costs paid out. However, this cash flow impact is not significant, as the Company sets minimum down payments, maximum terms and sales commission rates to maximize cash flow. Pre-need cemetery sales are important, because over time, they generate positive cash flow and build the foundation for future cemetery revenue.

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

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004
	(in millions)
Interest on long-term debt	$45.1	$72.3
Tender premium on the repurchase of the 12.25% Senior unsecured notes due in 2009	32.5	—
Unamortized deferred finance costs expensed relating to the Credit Agreement that was refinanced	1.2	—
Unamortized deferred finance costs expensed relating to payments made on the Credit Agreement during 2004	2.3	—
Refinancing fees and costs on the Credit Agreement that was refinanced	3.3	—
Unamortized deferred finance costs expensed relating to the subordinated bridge loan due in 2005 that was fully repaid	0.9	—
Unamortized premium credited to interest expense on 12.25% Convertible subordinated notes due in 2012 that was fully retired	(7.2)	—
Tender premium on the repurchase of the 9.5% Senior subordinated notes due in 2004	—	1.3
Unamortized discount expensed relating to the 9.5% Senior subordinated notes due in 2004 that was fully repaid	—	1.4
Fees and costs for early termination of the Company's previous credit facility entered into on January 2, 2002		1.5

Total interest on long-term debt and refinancing costs	$78.1	$76.5

        General and administrative expenses for the 52 weeks ended January 1, 2005, were $51.2 million, or 7.1% of consolidated revenue, compared to $56.3 million, or 7.8% of consolidated revenue in 2003. For the 52 weeks ended January 1, 2005, general and administrative expenses included the following items:

  (a)
  Incentive compensation for management performance was lower by $2.9 million compared to 2003.

  (b)
  Legal fees were lower by $1.3 million compared to fiscal 2003, primarily due to a smaller number of outstanding legal claims and improved management of legal costs by the Company's internal legal department.

  (c)
  The Company collected $1.2 million of corporate receivables that were previously fully reserved against.

  (d)
  Accounting costs including audit fees increased by $2.1 million compared to 2003, due to additional accounting and audit work required pursuant to the Sarbanes-Oxley Act of 2002 and FIN No. 46R.

  (e)
  The Company has a significant portion of its corporate and administrative functions in Canada. Expenses for these functions are paid principally in Canadian dollars. Due to the weakening of the US dollar against the Canadian dollar during 2004, the Company estimates that foreign exchange rate movements resulted in an additional $3.5 million in general and administrative expenses for the 52 weeks ended January 1, 2005, compared to 2003, partially offset by $0.8 million in foreign exchange gains that resulted from the Company's foreign exchange derivatives program to hedge a portion these Canadian corporate and administrative costs.

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

        In accordance with FAS 142, the Company undertook its annual goodwill impairment review during the 16 weeks ended October 9, 2004. Goodwill impairment must be further assessed if a reporting unit's carrying amount exceeds its estimated fair value. The Company's reporting units are funeral, cemetery and insurance, which are consistent with the Company's operating segments. All of the Company's goodwill is recorded in the funeral reporting unit. As a result of the Company's annual goodwill impairment review, there was no indication of goodwill impairment, as the estimated fair value of the funeral reporting unit exceeded its carrying amount as at October 9, 2004.

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

Discontinued Operations

        Discontinued operations in the current and prior years consist of those businesses that have been closed or sold in prior fiscal years and those businesses identified by the Company in its strategic market rationalization and not sold as of January 1, 2005. The Company completed the sale of all these locations during 2005, except for one cemetery which was classified back to continuing operations.

        During 2003, the Company identified Security Plan Life Insurance Company, its wholly-owned home service insurance company, as a non-strategic asset as it did not support the Company's pre-need funeral sales efforts. The Company's continuing wholly-owned pre-need life insurance company is Mayflower National Life Insurance Company. On June 17, 2004, the Company announced the signing of an agreement by its subsidiary Mayflower National Life Insurance Company to sell all the outstanding shares of Security Plan Life Insurance Company for $85.0 million. The sale concluded on October 1, 2004. After payment of applicable taxes and expenses, and the recapitalization of Mayflower National Life Insurance Company, the Company utilized $65.0 million of the proceeds to reduce long-term debt. The Company recorded a pre-tax gain on the sale of $16.0 million for the 52 weeks ended January 1, 2005.

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

Pre-need Funeral and Cemetery Backlog for Continuing Operations

        The Company's backlog represents pre-need funeral and cemetery arrangements with customer families. These arrangements are subject to trust or insurance funding requirements. The activities in the Company's funeral backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

	12 Weeks Ended December 31, 2005	12 Weeks Ended January 1, 2005
	(in thousands)
Funeral backlog:
Beginning balance	$1,333,186	$1,275,058
Sales, net of cancellations	32,434	38,877
Maturities	(29,709)	(34,180)
Net increase in insurance benefits and earnings realized on funeral trust balances	4,811	12,831
Change in cancellation reserve	(853)	(7,978)
Other	(3,040)	(4,644)

Ending balance	$1,336,829	$1,279,964

Trust funded	$348,218	$351,577
Third party insurance companies	657,028	656,981
Subsidiary insurance company	331,583	271,406

	$1,336,829	$1,279,964

	52 Weeks Ended December 31, 2005	52 Weeks Ended January 1, 2005
	(in thousands)
Funeral backlog:
Beginning balance	$1,279,964	$1,227,126
Sales, net of cancellations	166,194	156,466
Maturities	(132,384)	(130,129)
Net increase in insurance benefits and earnings realized on funeral trust balances	20,858	25,214
Change in cancellation reserve	1,713	(4,025)
Other	484	5,312

Ending balance	$1,336,829	$1,279,964

Trust funded	$348,218	$351,577
Third party insurance companies	657,028	656,981
Subsidiary insurance company	331,583	271,406

	$1,336,829	$1,279,964

        The activities in the Company's cemetery backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

	12 Weeks Ended December 31, 2005	12 Weeks Ended January 1, 2005
	(in thousands)
Cemetery backlog:
Beginning balance	$274,801	$262,380
Sales, net of cancellations	17,993	19,452
Maturities	(19,754)	(21,776)
Earnings realized on cemetery trust balances	1,990	2,654
Change in cancellation reserve	386	115
Other	(9)	—

Ending balance	$275,407	$262,825

	52 Weeks Ended December 31, 2005	52 Weeks Ended January 1, 2005
	(in thousands)
Cemetery backlog:
Beginning balance	$262,825	$260,811
Sales, net of cancellations	88,675	79,800
Maturities	(87,470)	(83,658)
Earnings realized on cemetery trust balances	10,657	5,884
Change in cancellation reserve	2,445	(12)
Other	(1,725)	—

Ending balance	$275,407	$262,825

Liquidity and Capital Resources

Cash Flows

        The Company derives the majority of its cash from at-need funeral and cemetery activities. Cash flow is also impacted by the funeral and cemetery pre-need activities. Pre-need funeral and cemetery activities are discussed in detail in Item 1. "Business" and Notes 2, 3 and 4 to the Company's Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

12 Weeks Ended December 31, 2005 Compared to 12 Weeks Ended January 1, 2005

Cash Flows

        Net cash from continuing operating activities was $30.6 million for the 12 weeks ended December 31, 2005, compared to $28.4 million for the corresponding period in 2004.

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

        Net cash used in continuing investing activities was $16.2 million for the 12 weeks ended December 31, 2005, compared to $12.9 million for the corresponding period in 2004. The increase of $3.3 million was primarily due to an increase of $5.3 million in net purchase of insurance invested assets and an increase in property and equipment purchases of $2.5 million, partially offset by Hurricane Katrina insurance proceeds of $4.1 million.

        Net cash used in continuing financing activities was $13.3 million for the 12 weeks ended December 31, 2005, compared to $35.6 million for the corresponding period in 2004. The decrease of $22.3 million was due primarily to lower net repayments of debt of $16.4 million during the 12 weeks ended December 31, 2005, compared to the corresponding period in 2004, partially offset by cash proceeds of $5.8 million from the Revolving Credit Facility.

        The net cash from discontinued operations of $nil for the 12 weeks ended December 31, 2005, compared to net cash provided by discontinued operations of $19.2 million in the corresponding period in 2004 was due to the completion of the Company's disposition program as of the end of the second fiscal quarter of 2005.

52 Weeks Ended December 31, 2005 Compared to 52 Weeks Ended January 1, 2005

        Net cash from continuing operating activities was $147.4 million for the 52 weeks ended December 31, 2005, compared to $104.3 million for the 52 weeks ended January 1, 2005. The increase is primarily due to $25.4 million in withdrawals of excess funds from funeral and cemetery trusts resulting from the Company's ongoing review of these trusts (which is substantially complete), $16.1 million related to collateral for liability lines of insurance coverage replaced with a letter of credit and the collection of an $11.5 million settlement for notes receivables previously recorded as an allowance. The increase is partially offset by the payment of $9.1 million as settlement of the U.S. trustee bankruptcy fee.

        Net cash used in continuing investing activities was $69.0 million for the 52 weeks ended December 31, 2005, compared to $67.9 million for the 52 weeks ended January 1, 2005. The increase is primarily due to the increase of $5.3 million in purchase of property and equipment partially offset by a decrease of $4.4 million in net purchase of insurance assets.

        Net cash used in continuing financing activities was $87.7 million for the 52 weeks ended December 31, 2005, compared to $192.5 million for the 52 weeks ended January 1, 2005. The decrease of

$104.8 million was primarily due to the lower net repayment of debt during the 52 weeks ended December 31, 2005, compared to the 52 weeks ended January 1, 2005.

        For the 52 weeks ended December 31, 2005, the majority of the net proceeds of $23.7 million from the sale of the Company's operating locations and excess real estate were used to further reduce long term debt.

        As of December 31, 2005, the Company's cash balance was $7.5 million and the amount available under the Credit Agreement's $75.0 million Revolving Credit Facility was $75.0 million, less $17.6 million in outstanding letters of credit and a Revolving Credit Facility balance of $4.0 million. The Company's debt repayment obligation over the next 12 months is $2.4 million and aggregates $171.9 million over the next five years. The Company believes that the Revolving Credit Facility, together with existing cash and cash flow from operations, will be sufficient to meet the Company's anticipated capital expenditures, working capital requirements and debt repayment obligations in both the near and intermediate terms.

52 Weeks Ended January 1, 2005 Compared to 53 Weeks Ended January 3, 2004

        Net cash from continuing operating activities was $104.3 million for the 52 weeks ended January 1, 2005, compared to $137.2 million for 2003. The decrease is primarily due to increases in the net payment of taxes by $15.4 million and a decrease of $5.2 million in withdrawals of excess funds from funeral and cemetery trusts. In addition, for 2003, there was a $7.5 million cash receipt of a legal claim settlement.

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

        Net cash used in continuing investing activities was $67.8 million for the 52 weeks ended January 1, 2005, compared to $53.4 million for 2003. There was an increase in the net purchase of insurance invested assets, which consist of fixed income investments. The change in insurance invested assets results from investment of policy premiums received, and sales and maturities of securities. In addition, capital expenditures increased to $37.2 million for the 52 weeks ended January 1, 2005.

        Net cash used in continuing financing activities was $192.5 million for the 52 weeks ended January 1, 2005, compared to $128.4 million for 2003. The increase was primarily due to higher net repayment of debt during 2004.

        The net increase in cash from discontinued operations was $123.8 million for the 52 weeks ended January 1, 2005, primarily due to the sale of Security Plan Life Insurance Company for $85.0 million.

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

Long-Term Indebtedness

        The change in the Company's carrying amounts of long-term indebtedness is as follows:

Issue	Long-Term Indebtedness Carrying Value January 1, 2005	Net increase (decrease)	Long-Term Indebtedness Carrying Value December 31, 2005
	(in millions)	(in millions)	(in millions)
Revolving credit facility (a)	$—	$4.0	$4.0
Senior secured Term Loan B due in 2009 (a)(b)	246.8	(85.1)	161.7
7.75% Senior unsecured notes due in 2012 (c)	200.0	—	200.0
12.25% Senior unsecured notes due in 2009 (d)	4.5	(4.5)	—
Promissory notes and capitalized obligations	12.3	(4.5)	7.8

Carrying amounts	$463.6	$(90.1)	$373.5

(a)
In 2003, the Company entered into a senior secured facility (the "Credit Agreement"), which after subsequent amendments, includes a $368,000,000 Senior Secured Term Loan B due September 29, 2009 (the "Term Loan B") and a $75,000,000 revolving credit facility (the "Revolving Credit Facility"), of which $35,000,000 is available in the form of letters of credit.

The
Revolving Credit Facility is intended to be used primarily to fund the Company's working capital requirements. The Revolving Credit Facility bears interest at a rate per annum in accordance with graduated pricing based upon the Company's consolidated leverage ratio, and the Company has the option to elect an interest rate equal to either (i) a base rate (7.25% at December 31, 2005), plus 1.75% (based upon the Company's consolidated leverage ratio at December 31, 2005), or (ii) LIBOR (4.54% for the three-month LIBOR at December 31, 2005), plus 2.75% (based upon the Company's consolidated leverage ratio at December 31, 2005). An annual fee of 0.50% is charged on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility matures on September 29, 2008.

Material
covenants in the Credit Agreement include a requirement to maintain a minimum interest coverage ratio and fixed charge coverage ratio, a requirement not to exceed a maximum leverage ratio, an annual maximum on capital expenditures and cemetery development, and specified maximum amounts for capital lease obligations, indebtedness, acquisitions, certain investments, and sales of accounts receivable. Outstanding principal amounts and interest accrued and unpaid may, at the election of the requisite lenders, become immediately due and payable and further commitments by the lenders to make loans may, at the election of the requisite lenders, be terminated upon the occurrence of events of default specified in the Credit Agreement. As of December 31, 2005, the Company was in compliance with all covenants and was not in breach of any provision of the Credit Agreement that would cause an event of default to occur. The Credit Agreement is secured by specified real property, and substantially all personal property of Alderwoods Group and specified subsidiaries.

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

As
of December 31, 2005, the amount available under the Revolving Credit Facility was $75,000,000, less $17,644,000 in outstanding letters of credit and a revolving credit facility balance of $4.0 million.

(b)
The Term Loan B provides the Company with an option to elect an interest rate equal to either (i) a base rate (7.25% at December 31, 2005), plus 1.00%, or (ii) LIBOR (4.54% for the three-month LIBOR at December 31, 2005), plus 2.00%. The weighted average rate of interest was 6.31% at December 31, 2005. The Term Loan B is repayable in quarterly principal installments from December 31, 2005, to June 13, 2009 (subject to reduction for prepayments) of 0.25% of the aggregate principal amount of the Term Loan B outstanding as of December 3, 2004, with a lump sum payment of the then-outstanding amount on the maturity date. The Company has prepaid the required quarterly principal installments up to and including the first quarter of its 2007 fiscal year.

As
a result of the amendment to the Credit Agreement on August 19, 2004, the Company expensed $1,164,000 of unamortized deferred finance costs, which is included in interest expense for the 52 weeks ended December 31, 2005. In addition, $3,280,000 of refinancing fees and costs incurred in connection with the Credit Agreement amendments on August 19, 2004, and December 3, 2004, is also included in interest expense for the 52 weeks ended January 1, 2005.

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

On
January 3, 2005, the Company repurchased the remaining principal amount of $4,509,000 at a premium of $282,000, plus accrued interest. The premium is included in interest expense for the 52 weeks ended December 31, 2005.

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

Contractual Obligations and Commercial Commitments

        The following table details the Company's contractual obligations of continuing operations as of December 31, 2005. Significant changes to long-term debt are discussed above under "Long-Term Indebtedness."

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Long-term debt (a)	$365,683	$—	$8,661	$157,022	$200,000
Promissory notes and capitalized obligations (a) (b)	7,792	2,435	3,012	732	1,613
Operating leases (c)	39,582	7,829	10,041	6,686	15,026

Total	$413,057	$10,264	$21,714	$164,440	$216,639

(a)
See Note 6 to the Company's Consolidated Financial Statements.

(b)
Promissory notes and capitalized obligations include non-competition agreements and capitalized lease obligations.

(c)
Operating leases are primarily for premises and automobiles, expire over the next one to 28 years, and are described in Note 10 to the Company's Consolidated Financial Statements.

        In addition to the operating leases noted in the table above, as of December 31, 2005, the Company leased approximately 1,233 vehicles under master operating lease agreements, which have minimum lease terms of 12 months. The Company's practice is to continue these leases on a month-to-month basis after the expiry of the minimum lease term. Lease payments for these vehicles are projected to be approximately $7.3 million in 2006.

        The Company issues purchase orders for the supply of goods and services for its operations. As of December 31, 2005, there were no significant or unusual purchase orders outstanding. The Company entered into agreements with certain suppliers of funeral and cemetery merchandise, and office supplies to obtain volume discounts. However, none of these agreements have committed purchase quantities or prices.

        The following table details the Company's commercial commitments as of December 31, 2005.

		Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Lines of credit (a)	$4,000	$—	$4,000	$—	$—
Standby letters of credit (b)	17,644	17,644	—	—	—

Total contractual cash obligations	$21,644	$17,644	$4,000	$—	$—

(a)
Relates to the Company's Revolving Credit Facility described more fully in Note 6 to the Company's Consolidated Financial Statements. The expiry date of the Revolving Credit Facility is September 29, 2008.

(b)
Standby letters of credit primarily relate to collateral for liability lines of insurance coverage and surety bonds for various pre-need sales trusting requirements.

        The Company's forward foreign currency exchange contract and foreign currency option commitments are described under Item 7A. "— Quantitative and Qualitative Disclosures About Market Risk."

Off-Balance Sheet Arrangements

        Off-balance sheet arrangements as of December 31, 2005, consist of operating leases noted above under "Contractual Obligations and Commercial Commitments." Aside from the operating leases noted, the Company has no other off-balance sheet arrangements.

Other Information

EBITDA from Continuing Operations

        The Company's earnings from continuing operations before interest on long-term debt and refinancing costs, taxes, depreciation and amortization, and provision for goodwill impairment and provision for asset impairment ("EBITDA"), a non-GAAP financial measure, are presented in the table below and reconciled to the Company's net income (loss) from continuing operations. The Company considers EBITDA to be an important supplemental indicator of operating performance. The Company believes that EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of the operating performance of companies with high yield debt, and the vast majority of companies with high yield debt present EBITDA when reporting their results. The Company believes EBITDA facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). It is also one basis, subject to certain modifications, on which compliance with certain of the financial covenants under the Credit Agreement is determined and some payments under certain of the Company's compensation plans are calculated. EBITDA is not a term that has specific meaning in accordance with GAAP and may be calculated differently by other companies. EBITDA is not a measurement of the Company's financial performance under GAAP and should not be considered in isolation, as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP, or otherwise as a measure of the Company's profitability, or as an alternative to cash flows from operating activities or otherwise as a measure of the Company's liquidity.

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

  •
  other companies, including other companies in the death care industry, may calculate these measures differently than the Company does, limiting their usefulness as a comparative measure; and

  •
  it must be evaluated in conjunction with the discussion on results of operations for each of the periods.

        Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to the Company to invest in the growth of its business or reduce its indebtedness.

	12 Weeks Ended December 31, 2005	12 Weeks Ended January 1, 2005
	(in thousands of dollars)	(in thousands of dollars)
EBITDA from continuing operations:
Net income from continuing operations	$9,061	$6,439
Income taxes	(1,029)	(3,046)
Interest on long-term debt and refinancing costs	6,573	10,585
Depreciation and amortization	9,726	11,036
Provision for asset impairment	(6)	1,375

EBITDA from continuing operations	$24,325	$26,389

	52 Weeks Ended December 31, 2005	52 Weeks Ended January 1, 2005
	(in thousands of dollars)	(in thousands of dollars)
EBITDA from continuing operations:
Net income (loss) from continuing operations	$42,861	$(3,564)
Income taxes	4,815	(1,453)
Interest on long-term debt and refinancing costs	30,069	78,079
Depreciation and amortization	44,598	42,093
Provision for asset impairment	(1,379)	1,787

EBITDA from continuing operations	$120,964	$116,942

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

        The Company's insurance subsidiary is subject to certain state regulations that restrict distributions, loans and advances from the subsidiary to the Company and its other subsidiaries. The cash flow used in operations of the insurance subsidiary for the 12 and 52 weeks ended December 31, 2005, was approximately $11.3 million and $47.3 million.

Continuing Locations

        The Company's number of continuing operating locations by country, state and province as of December 31, 2005, and the overall totals as of December 31, 2005, and January 1, 2005, are summarized in the table below:

	Number of Operating Locations
				Total Number of Operating Locations
Country, State / Province	Funeral	Cemetery	Combination
Canada
British Columbia	17	—	1	18
Alberta	11	—	—	11
Saskatchewan	22	—	—	22
Manitoba	3	1	2	6
Ontario	22	—	—	22
Quebec	14	—	—	14
Nova Scotia	6	—	—	6

Total Canada	95	1	3	99
United States
Alabama	7	—	1	8
Alaska	3	—	—	3
Arizona	5	—	1	6
Arkansas	3	—	—	3
California	44	1	6	51
Colorado	3	1	1	5
Connecticut	1	—	—	1
Florida	32	6	8	46
Georgia	25	6	5	36
Idaho	4	1	—	5
Illinois	6	16	3	25
Indiana	16	4	1	21
Kansas	7	—	—	7
Louisiana	18	2	—	20
Maryland	2	—	—	2
Massachusetts	13	—	—	13
Michigan	12	—	—	12
Minnesota	9	1	1	11
Mississippi	17	1	3	21
Montana	4	—	—	4
Nevada	2	—	1	3
New Hampshire	4	—	—	4
New Mexico	5	—	—	5
New York	36	1	—	37
North Carolina	25	8	3	36
Ohio	16	4	1	21
Oklahoma	18	1	1	20
Oregon	18	1	3	22
Pennsylvania	5	—	—	5
Rhode Island	3	—	—	3
South Carolina	6	3	4	13
Tennessee	31	2	5	38
Texas	52	4	4	60
Virginia	20	—	—	20
Washington	21	3	3	27
West Virginia	3	—	—	3
Puerto Rico	3	5	2	10

Total United States	499	71	57	627

Overall total as of December 31, 2005	594	72	60	726

Overall total as of January 1, 2005	648	79	63	790

        During the 52 weeks ended December 31, 2005, the Company completed the sale of all locations classified as discontinued operations.

        The total number of locations of 790 as of January 1, 2005, includes operating locations that had been classified as discontinued operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in market risks for the 52 weeks ended December 31, 2005, compared to the 52 weeks ended January 1, 2005.

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

        The Company continually monitors and evaluates its mix of floating and fixed rate debt and may, from time to time, alter the mix of floating to fixed rate debt through the use of derivatives, primarily in the form of interest rate swap transactions. No such instruments were in place as of December 31, 2005.

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

        A 1% change in exchange rates would cause approximately $0.5 million change in the Company's general and administrative expenses and approximately $0.1 million change in the aggregate fair value of the Company's forward foreign exchange contracts and foreign exchange option contracts. The table below presents the notional amounts, weighted average foreign exchange rates, and fair values of the outstanding forward foreign exchange contracts and foreign exchange option contracts, as of December 31, 2005.

Forward Foreign Exchange Contracts	Exchange United States Dollars for Foreign Currency	Notional Weighted Average Exchange Rate	Asset Fair Value
	(foreign currency notional amount in thousands)		(dollars in thousands)
Functional currency:
Canadian dollar	$16,000	US$0.8254	US$576

        As of December 31, 2005, forward foreign exchange contracts with fair values of $0.5 million and $0.01 million mature during 2006 and 2007, respectively.

Foreign Exchange Option Contracts	Exchange United States Dollars for Foreign Currency	Notional Weighted Average Exchange Rate on Cdn. Calls	Notional Weighted Average Exchange Rate on Cdn. Puts	Asset Fair Value
	(foreign currency notional amount in thousands)			(dollars in thousands)
Functional Currency:
Canadian dollar	$13,000	US$0.8446	US$0.8105	US$365

        As of December 31, 2005, foreign exchange option contracts with fair values of $0.4 million and $0.01 million mature during 2006 and 2007, respectively.

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

        The Company's debt instrument sensitivity to floating interest rates is based on the Company's floating rate debt being based in the United States. Accordingly, changes in U.S. interest rates can affect the interest paid on the Company's floating rate debt. As of December 31, 2005, the Company's total fixed rate debt is $207.8 million, representing approximately 56% of total debt, and has a weighted average rate of 7.83%. The Company's floating rate exposure of $165.7 million, represents 44% of total debt and has a weighted average rate of approximately 6.31%. A 1% change in the applicable floating rate indices would cause an approximately $1.6 million change in the Company's annual interest expense.

        The principal cash flows and the related weighted average interest rates for the Company's long-term debt as of December 31, 2005, are presented below. The carrying values of the Company's debt instruments are included in Note 6 to the Company's Consolidated Financial Statements.

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(dollars in thousands)
Long-term Debt (1)
Fixed rate US$ debt	$2,435	$2,057	$955	$548	$184	$201,613	$207,792	$214,792
Average rate	7.83%	7.81%	7.79%	7.78%	7.77%	7.77%	7.79%
Floating rate US$ debt	$—	$1,997	$6,663	$157,023	$—	$—	$165,683	$165,683
Average rate (2)	—%	6.31%	6.31%	6.31%	—%	—%	6.31%

(1)
The Company is required to maintain a minimum interest coverage ratio and fixed charge coverage ratio, and not to exceed a maximum leverage ratio. The Company is not to exceed a yearly maximum on capital expenditures and cemetery development. Adverse operating results could cause the Company to be unable to achieve these financial ratios and tests, in which event, unless the Company was able to obtain appropriate waivers with respect to non-compliance, certain of the Company's long-term debt would be in default and the holders thereof could accelerate the maturities of such debt.

(2)
The average rate represents the rate on outstanding loans of the floating US$ debt portfolio as at December 31, 2005. The rate is the sum of the average LIBOR rate of 4.31% plus 2.00% as defined in Note 6 to the Company's Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page

Alderwoods Group, Inc., Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	59
Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005	60
Consolidated Statements of Operations for the 52 Weeks Ended December 31, 2005, 52 Weeks Ended January 1, 2005, and 53 Weeks Ended January 3, 2004	61
Consolidated Statements of Stockholders' Equity for the 52 Weeks Ended December 31, 2005, 52 Weeks Ended January 1, 2005, and 53 Weeks Ended January 3, 2004	62
Consolidated Statements of Cash Flows for the 52 Weeks Ended December 31, 2005, 52 Weeks Ended January 1, 2005, and 53 Weeks Ended January 3, 2004	64
Notes to the Consolidated Financial Statements	65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alderwoods Group, Inc.

        We have audited the accompanying consolidated balance sheets of Alderwoods Group, Inc. as at December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fifty-two weeks ended December 31, 2005, the fifty-two weeks ended January 1, 2005 and the fifty-three weeks ended January 3, 2004. In connection with our audits of the consolidated financial statements, we also have audited the information with respect to the Company in financial statement Schedule II included in Item 15 of the Company's annual report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alderwoods Group, Inc. as at December 31, 2005 and January 1, 2005, and the results of its operations and its cash flows for the fifty-two weeks ended December 31, 2005, the fifty-two weeks ended January 1, 2005 and the fifty-three weeks ended January 3, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alderwoods Group, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Chartered Accountants
Vancouver, Canada

March 10, 2006

ALDERWOODS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Expressed in thousands of dollars
except number of shares

	December 31, 2005	January 1, 2005

ASSETS
Current assets
Cash and cash equivalents	$7,455	$9,379
Receivables, net of allowances	52,862	66,445
Inventories	15,784	16,730
Other	6,885	27,622
Assets held for sale	—	82,056

	82,986	202,232
Pre-need funeral receivables and trust investments	334,427	336,030
Pre-need cemetery receivables and trust investments	307,322	311,654
Cemetery property	116,467	119,042
Property and equipment	542,901	540,255
Insurance invested assets	294,598	250,785
Deferred income tax assets	13,057	8,161
Goodwill	295,890	321,134
Cemetery perpetual care trust investments	243,805	246,052
Other assets	42,850	37,082

	$2,274,303	$2,372,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$119,734	$140,662
Current maturities of long-term debt	2,435	9,083
Liabilities associated with assets held for sale	—	61,428

	122,169	211,173
Long-term debt	371,040	454,557
Deferred pre-need funeral and cemetery contract revenue	91,618	82,971
Non-controlling interest in funeral and cemetery trusts	548,497	553,617
Insurance policy liabilities	266,729	214,745
Deferred income tax liabilities	10,552	20,357
Other liabilities	21,983	21,954

	1,432,588	1,559,374

Non-controlling interest in perpetual care trusts	243,962	257,141
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,458,864 issued and outstanding (2004 — 40,017,454)	405	400
Capital in excess of par value	743,126	740,210
Accumulated deficit	(172,405)	(213,588)
Accumulated other comprehensive income	26,627	28,890

	597,753	555,912

	$2,274,303	$2,372,427

See accompanying notes to the consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Expressed in thousands of dollars
except per share amounts and number of shares

	52 Weeks Ended December 31, 2005	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004

Revenue
Funeral	$479,799	$472,935	$491,611
Cemetery	174,110	164,052	168,024
Insurance	95,005	80,124	61,127

	748,914	717,111	720,762

Costs and expenses
Funeral	392,544	376,646	378,195
Cemetery	151,914	140,145	139,299
Insurance	89,937	75,415	59,375

	634,395	592,206	576,869

	114,519	124,905	143,893
General and administrative expenses	42,815	51,218	56,281
Provision for asset impairment	(1,379)	1,787	5,229

Income from operations	73,083	71,900	82,383
Interest on long-term debt and refinancing costs (Note 6)	30,069	78,079	76,453
Other expense (income), net	(4,662)	(1,162)	4,056

Income (loss) before income taxes	47,676	(5,017)	1,874
Income taxes	4,815	(1,453)	(6,485)

Net income (loss) from continuing operations	42,861	(3,564)	8,359
Discontinued operations (Note 19)
Income (loss) from discontinued operations	(1,412)	19,400	6,870
Income taxes	266	6,487	4,422

Net income (loss) from discontinued operations	(1,678)	12,913	2,448

Net income	$41,183	$9,349	$10,807

Basic earnings per Common share:
Net income (loss) from continuing operations	$1.06	$(0.09)	$0.21
Net income (loss) from discontinued operations	(0.04)	0.32	0.06

Net income	$1.02	$0.23	$0.27

Diluted earnings per Common share:
Net income (loss) from continuing operations	$1.03	$(0.09)	$0.21
Net income (loss) from discontinued operations	(0.04)	0.32	0.06

Net income	$0.99	$0.23	$0.27

Basic weighted average number of shares outstanding (thousands)	40,245	40,001	39,971

Diluted weighted average number of shares outstanding (thousands)	41,602	41,132	40,465

See accompanying notes to the consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Expressed in thousands of dollars
except number of shares

	Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 28, 2002	39,941,271	$399	$739,711	$(233,744)	$17,036	$523,402
Comprehensive income:
Net income				10,807		10,807
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $nil					15,187	15,187
Unrealized loss on insurance invested assets, net of income tax recovery of $2,925					(4,790)	(4,790)
Less: reclassification adjustments for realized gain on insurance invested assets included in net income, net of income taxes of $345					(642)	(642)
Unrealized gain on derivatives, net of income taxes of $nil					689	689

Comprehensive income						21,251
Common stock issued:
Stock issued in connection with the settlement of certain unsecured claims	21,140	1	106			107
Stock issued as compensation in lieu of cash	18,818		105			105
Stock issued under equity incentive plan	3,750		28			28

Balance at January 3, 2004	39,984,979	400	739,950	(222,937)	27,480	544,893
Comprehensive income:
Net income				9,349		9,349
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $nil					5,324	5,324
Unrealized loss on insurance invested assets, net of income tax recovery of $2,770					(2,890)	(2,890)
Less: reclassification adjustments for realized gain on insurance invested assets included in net income, net of income taxes of $1,214					(2,254)	(2,254)
Unrealized gain on derivatives, net of income taxes of $nil					1,571	1,571
Less: reclassification adjustments for realized gain on derivatives included in net income, net of income taxes of $nil					(341)	(341)

Comprehensive income						10,759
Common stock issued:
Stock issued in connection with the settlement of certain unsecured claims	5,977		31			31
Stock issued as compensation in lieu of cash	16,498		173			173
Stock issued under equity incentive plan	10,000		56			56

Balance at January 1, 2005	40,017,454	$400	$740,210	$(213,588)	$28,890	$555,912

See accompanying notes to the consolidated financial statements

	Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2005	40,017,454	$400	$740,210	$(213,588)	$28,890	$555,912
Comprehensive income:
Net income				41,183		41,183
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $nil					3,138	3,138
Unrealized loss on insurance invested assets, net of income tax recovery of $2,331					(4,328)	(4,328)
Less: reclassification adjustments for realized gain on insurance invested assets included in net income, net of income taxes of $9					(17)	(17)
Unrealized loss on derivatives, net of income taxes of $nil					(480)	(480)
Less: reclassification adjustments for realized gain on derivatives included in net income, net of income taxes of $nil					(576)	(576)

Comprehensive income						38,920
Common stock issued:
Stock issued as compensation in lieu of cash	10,160		144			144
Stock issued under equity incentive plan	431,250	5	2,772			2,777

Balance at December 31, 2005	40,458,864	$405	$743,126	$(172,405)	$26,627	$597,753

See accompanying notes to the consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Expressed in thousands of dollars

	52 Weeks Ended December 31, 2005	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004

CASH PROVIDED BY (APPLIED TO)
Operations
Net income	$41,183	$9,349	$10,807
(Income) loss from discontinued operations, net of tax	1,678	(12,913)	(2,448)
Items not affecting cash
Depreciation and amortization	44,598	42,093	40,222
Amortization of debt issue costs	3,186	10,118	3,220
Insurance policy benefit reserves	49,532	40,705	28,772
Provision for asset impairment	(1,379)	1,787	5,229
Loss (gain) on disposal of assets	(4,966)	(3,530)	1,056
Deferred income taxes	13,860	(5,126)	(1,950)
Premium on long-term debt repurchase	282	32,450	1,266
Other, including net changes in other non-cash balances	(540)	(10,653)	51,022

Net cash provided by continuing operations	147,434	104,280	137,196
Net cash provided by (used in) discontinued operations	(601)	15,309	18,579

	146,833	119,589	155,775

Investing
Proceeds on disposition of business assets	20,721	20,917	11,409
Purchase of property and equipment	(42,510)	(37,183)	(25,202)
Purchase of insurance invested assets	(126,811)	(138,346)	(117,689)
Proceeds on disposition and maturities of insurance invested assets	79,647	86,763	78,059

Net cash used in continuing operations	(68,953)	(67,849)	(53,423)
Net cash provided by discontinued operations	7,908	108,975	23,710

	(61,045)	41,126	(29,713)

Financing
Increase in long-term debt	11,198	390,044	330,455
Repayment of long-term debt	(101,630)	(582,608)	(458,868)
Issuance of Common Stock	2,777	56	28

Net cash used in continuing operations	(87,655)	(192,508)	(128,385)
Net cash used in discontinued operations	(57)	(440)	(2,177)

	(87,712)	(192,948)	(130,562)

Decrease in cash and cash equivalents	(1,924)	(32,233)	(4,500)
Cash and cash equivalents, beginning of year	9,379	41,612	46,112

Cash and cash equivalents, end of year	$7,455	$9,379	$41,612

See accompanying notes to the consolidated financial statements

ALDERWOODS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts expressed in thousands of dollars except per share amounts)

NOTE 1.    NATURE OF OPERATIONS

        Alderwoods Group, Inc., a Delaware corporation ("Alderwoods Group" and, together with its subsidiaries unless the context otherwise requires, the "Company") is the second-largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As of December 31, 2005, the Company operated 594 funeral homes and 72 cemeteries and 60 combination funeral homes and cemeteries throughout North America.

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

        The first and second fiscal quarters each consist of 12 weeks and the third fiscal quarter consists of 16 weeks. In order to cause the fourth fiscal quarter to end on the same day as the fiscal year, the fourth fiscal quarter will consist of 13 weeks rather than 12 weeks in certain years.

Basis of Presentation

        The Company is the successor to The Loewen Group Inc. (the "Predecessor") and its subsidiaries, including Loewen Group International, Inc., a Delaware corporation ("Loewen International"). On June 1, 1999, the Predecessor filed a petition for creditor protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and voluntarily filed an application for creditor protection under the Companies' Creditors Arrangement Act ("Creditors Arrangement Act") with the Ontario Superior Court of Justice, Toronto, Ontario, Canada (the "Canadian Court"). The Bankruptcy Court confirmed, and the Canadian Court recognized, the plan of reorganization (the "Plan") in December 2001 and on January 2, 2002 (the "Effective Date"), the Company emerged from reorganization proceedings.

        At December 31, 2001, the Company adopted fresh start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." As a result of the application of fresh start reporting, significant adjustments were made to the Company's historical assets and liabilities, as the fair values varied significantly from the amounts recorded by the Predecessor as of December 31, 2001.

        The consolidated financial statements include the accounts of the Company, its subsidiary companies and operations controlled by the Company through sales and management agreements. All subsidiaries are wholly owned, except for a few companies with small minority interests. The consolidated financial statements also include the accounts of the funeral trusts, cemetery merchandise and service trusts and perpetual care trusts, and several pooled investment funds created for such trusts in which the Company has a variable interest and is the primary beneficiary.

        All significant inter-entity balances and transactions have been eliminated in the consolidated financial statements. The consolidated financial statements have been prepared using the U.S. dollar and are presented in accordance with United States generally accepted accounting principles ("GAAP").

Use of estimates

        The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. As a result, actual amounts could significantly differ from those estimates.

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

        The Company records amounts in funeral trusts in which the Company is not the primary beneficiary as amounts receivable from funeral trusts. Earnings in these trusts are deferred until the service is performed. The Company does not record on the consolidated balance sheet amounts associated with insurance funded pre-need contracts for which the Company has not serviced the contract.

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

        Sales of pre-need cemetery interment rights are recognized in accordance with the retail land sales provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("FAS No. 66") and EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). Accordingly, provided certain collectibility criteria are met, pre-need cemetery interment rights sales of developed cemetery property are deferred until a minimum of 10 percent of the sales price has been collected, while pre-need cemetery interment right sales of undeveloped cemetery property are deferred and revenue is recognized on a percentage of completion basis as the cemetery property is developed. Multiple element cemetery contract arrangements are allocated based on objective evidence of fair value, and revenue is recorded when the criteria for revenue recognition has been met for each element. For pre-need sales of cemetery merchandise and services, revenue is deferred until the delivery of such merchandise or performance of such services occurs.

        Pursuant to various state and provincial laws, a portion of the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trusts. The Company records the assets in the cemetery merchandise and service trusts in which the Company is the primary beneficiary as trust investments at their fair value in accordance with FAS No. 115.

        The liabilities of the trusts consist principally of the trusted portion of the Company's obligation to the pre-need contract holders, which is reflected as non-controlling interest in the trusts.

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

        All direct and indirect selling costs associated with the sale of cemetery products are expensed in the period incurred. The costs associated with fulfilling pre-need cemetery contracts are expensed at the same time as the related revenue is recognized. All costs associated with cemetery interment rights are expensed at the time of sale, due to the revenues being recognized pursuant to FAS No. 66. All costs associated with cemetery merchandise are expensed at the time the pre-need contract is serviced. All costs associated with cemetery services are expensed as incurred. These costs are generally not incurred until the contract is serviced, due to these costs primarily being labor costs.

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

Insurance operations

        Insurance invested assets include fixed-maturity investments, cash and short-term investments held by the Company's wholly-owned insurance company. The Company classifies all of its fixed-maturity investments held by the Company's insurance company as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Short-term investments include fixed maturities which mature within one year from the date of purchase, money market mutual funds and repurchase agreements.

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

        Revenues from annuity contracts represent principally surrender charges. Expenses from annuity contracts represent principally accumulated interest. Policy account balances for annuities represent the deposits received plus accumulated interest.

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

        To the extent recoverable, certain costs of acquiring new insurance business have been deferred. Such costs consist of first-year commissions in excess of renewal rates, direct underwriting and issuance costs.

        The deferred policy acquisition costs on traditional life products are amortized with interest over the anticipated premium-paying period of the related policies, in proportion to the ratio of annual gross premium revenue to be received over the life of the policies. Expected premium revenue is estimated by using the same mortality and withdrawal assumptions used in computing liabilities for future policy benefits.

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

Consolidation of trusts

        Beginning January 4, 2004, the Company accounts for its variable interest in the approximately 600 funeral, cemetery merchandise and service, and perpetual care trusts, and several pooled investment funds created for such trusts, in accordance with FASB interpretation No. 46 (FIN No. 46R). The consolidation of the Company's interests did not change the legal relationships among these trusts, pooled investment funds, the Company, and its holders of pre-need contracts. The Company does not consolidate certain funeral trusts for which the Company does not absorb a majority of their expected losses, as it is not considered the primary beneficiary of these funeral trusts under FIN No. 46R.

        Under FIN No. 46R, the Company records the assets in the funeral, cemetery merchandise and service, and perpetual care trusts, and several pooled investment funds created for such trusts, in which the Company is the primary beneficiary as trust investments at their fair value in accordance with FAS No. 115.

        The liabilities of the funeral and cemetery merchandise and service trusts, and several pooled investment funds consist principally of the trusted portion of the Company's obligation to the pre-need contract holders, which is reflected as non-controlling interest in the trusts. The equity interest in the perpetual care trusts presented as a non-controlling interest in perpetual care trusts between liabilities and stockholders' equity in the Company's consolidated balance sheet as the principal in perpetual care trust is required to be held in perpetuity and is not redeemable by the Company or the customer.

        Beginning January 4, 2004, realized earnings from funeral and cemetery merchandise and service trust investments and related expenses of the trusts are recognized in other expense (income). In addition, the accretion of the non-controlling interest in the trusts is included as interest expense in other expense (income). Unrealized gains and losses of funeral and cemetery merchandise and service trust investments are recorded in both trust investments and, net of tax, in non-controlling interest in funeral and cemetery trust in the Company's consolidated balance sheet.

        Beginning January 4, 2004, realized earnings from cemetery perpetual care trust investments are recognized in other expense (income). Accretion expense on the non-controlling interest in perpetual care trusts is also recorded in other expense (income). To the extent of qualifying cemetery maintenance costs, distributable earnings from the perpetual care trust are recognized in cemetery revenue. Beginning January 4, 2004, unrealized gains and losses on perpetual care trust investments are recorded in both cemetery perpetual care trust investments and, net of tax, in non-controlling interest in perpetual care trusts in the Company's consolidated balance sheet. Generally, net capital gains of cemetery perpetual care trust investments are not eligible for distribution to the Company.

        Creditors of the consolidated trusts, if any, have no recourse to the general credit of the Company, except as provided under contracts executed by the the Company or its subsidiaries.

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

Financial instruments

        Financial instruments that potentially subject the Company to concentrations of credit or collection risk principally consist of cash and cash equivalents, customer receivables, receivables from trusts, and trust investments.

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

        Funeral and cemetery merchandise and service trust investments represent customer payments on pre-need funeral contracts and pre-need cemetery contracts that are placed into state regulated trusts, and generally do not subject the Company to significant collection risk. Funds placed into certain state regulated trusts are limited to federally insured deposits and or U.S. Government bonds. The Company's policies with respect to trust fund investments are specifically designed such that investments are diversified primarily in cash, fixed income and equity securities and are maintained with various high quality and reputable counterparties, as well as to minimize concentrations of credit risk by not maintaining disproportionately large balances in any one financial counterparty. As of December 31, 2005, the Company had a significant concentration of small restricted cash trust accounts in the aggregate amount of $53,177,000 (2004 — $63,175,000) with one financial institution.

        A summary of the cost and fair values of financial instruments is as follows:

	December 31, 2005		January 1, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Amounts receivable from funeral trusts (see Note 3)	$29,893	$29,893	$27,243	$27,243
Long-term debt (see Note 6)	373,475	380,475	463,640	480,682
Derivative instruments (see Note 21)	941	941	2,087	2,087

	$404,309	$411,309	$492,970	$510,012

        The carrying amount of cash and cash equivalents, receivables, and accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these instruments.

        The carrying amount of funeral, cemetery and perpetual care trust investment and insurance investments are classified as available for sale securities and recorded at fair value based on quoted market prices.

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

Stock based compensation plans

        The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as interpreted by Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB 25" and Emerging Issues Task Force No. 00-23 ("EITF 00-23"), "Issues related to the Accounting for Stock Compensation under APB 25 and FIN 44," and FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123."

        Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. Compensation expense is also recorded when the number of shares to be issued upon exercise is not determinable, as with the tandem appreciation right where the number of shares issued is dependent upon the exchange of the option for the tandem appreciation right. SFAS No. 123 as amended by SFAS No. 148 requires a fair-value based method of accounting for an employee stock option or similar equity instrument.

        Had compensation cost for the Company's stock-based plan, including options grants and restricted stock issuances been determined using the Black-Scholes option pricing model at the grant date for awards granted in accordance with the provisions of SFAS No. 123, the Company's net income would have been the amounts indicated below:

	52 Weeks Ended December 31, 2005	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004
Net income, as reported	$41,183	$9,349	$10,807
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(2,805)	(2,584)	(2,479)

Pro forma net income	$38,378	$6,765	$8,328

Net income per common share:
Basic, as reported	$1.02	$0.23	$0.27
Basic, pro forma	0.95	0.17	0.21
Diluted, as reported	0.99	0.23	0.27
Diluted, pro forma	0.92	0.16	0.21

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

Foreign currency translation

        The assets and liabilities of the Company's foreign subsidiaries, which have a functional currency other than the U.S. dollar, are translated into U.S. dollars at the rates of exchange as of the consolidated balance sheet date, and revenue and expenses are translated at the average rates of exchange for the periods of operation. The net gains or losses arising from the translations are included in stockholders' equity as a component of accumulated other comprehensive income in the consolidated statement of stockholders' equity.

Comparability

        Certain comparative amounts have been reclassified to conform to the presentation adopted in the current year, due to, among other things, the reclassification of assets held for sale as discontinued operations.

Accounting changes and recent accounting standards

Recent accounting standards

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS No. 123R"). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) issued to employees. FAS No. 123R applies to all transactions involving issuance of equity by a Company in exchange for goods and services, including employee services. FAS No. 123R is effective in the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The Company will adopt FAS No. 123R in the first fiscal quarter of its 2006 fiscal year and expects to use the modified prospective application method, which results in no restatement of the Company's previously issued annual consolidated financial statements. The adoption of FAS No. 123R is expected to result in additional compensation expense of approximately $3.7 million for the 2006 fiscal year.

NOTE 3.    PRE-NEED FUNERAL RECEIVABLES AND TRUST INVESTMENTS

        The balance in pre-need funeral receivables and trust investments represents customer receivables and funeral trust investments related to unperformed, price-guaranteed, pre-need funeral contracts. The components of pre-need funeral receivables and trust investments in the consolidated balance sheets are as follows:

	December 31, 2005	January 1, 2005
Customer receivables	$38,438	$37,146
Allowance for contract cancellations and refunds	(15,988)	(17,287)
Funeral trust investments	282,084	288,928
Amounts receivable from funeral trusts	29,893	27,243

Pre-need funeral receivables and trust investments	$334,427	$336,030

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

        As of December 31, 2005, the fair value of funeral trust investments classified as available-for-sale securities was based on quoted market prices. The carrying values of restricted cash and cash equivalents, and other investments approximate their fair values, due to their short-term to maturity. Funeral trust investments are evaluated for other-than-temporary impairment. Other-than-temporary impairment is required to be reflected in current earnings as a realized loss. It is possible that changes in interest rates, equity prices and other economic conditions in the near term could result in other-than-temporary impairment that could be significant to the Company.

        It is not practical to estimate the fair value of amounts receivable from funeral trusts, because they are commingled with other third party funds in various trusts.

        The table below shows funeral trust investments at their fair values.

	December 31, 2005	January 1, 2005
Available-for-sale
Fixed income securities:
U.S. Treasury and other Government obligations	$22,724	$18,425
U.S. Government agencies	13,145	11,683
Corporate	12,318	10,325

Total bonds	48,187	40,433
Mortgaged-backed	20,357	17,288
Asset-backed	2,920	1,500

Total fixed income securities	71,464	59,221
Equity securities	79,645	63,177

Total available-for-sale	151,109	122,398
Restricted cash and cash equivalents	101,598	131,105
Other	29,377	35,425

Funeral trust investments	$282,084	$288,928

Unrealized gains	$11,709	$9,124
Unrealized losses	(4,758)	(2,007)

        Realized investment income from the funeral trust investments, including realized gains and losses are recorded in other expense (income).

        During the 52 weeks ended December 31, 2005, funeral trust available-for-sale securities with a cost of $177,151,000 were sold for proceeds of $178,995,000, resulting in $5,368,000 and $3,524,000 of realized gains and losses, respectively. The first in, first out method was used to determine the cost of funeral trust available-for-sale securities disposed of. The Company has determined that unrealized losses in the funeral trust investments are not other-than-temporary, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices.

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

        Maturities of fixed income securities are estimated as follows:

December 31, 2005
Due in one year or less	$769
Due in one to five years	26,858
Due in five to ten years	13,936
Thereafter	29,901

$71,464

NOTE 4.    PRE-NEED CEMETERY RECEIVABLES AND TRUST INVESTMENTS

        The components of pre-need cemetery receivables and trust investments in the consolidated balance sheets are as follows:

	December 31, 2005	January 1, 2005
Customer receivables	$61,749	$64,130
Unearned finance income	(6,232)	(5,759)
Allowance for contract cancellations and refunds	(15,648)	(17,538)
Cemetery merchandise and service trust investments	267,453	270,821

	$307,322	$311,654

        Cemetery merchandise and service trust investments represent a portion of the proceeds from the sale of pre-need merchandise and services, deposited in accordance with state and provincial trusting laws with various financial institutions, together with accrued earnings as of December 31, 2005. The Company will recognize and generally receive these amounts when the merchandise is delivered or service is performed.

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

        As of December 31, 2005, the fair value of cemetery merchandise and service trust investments classified as available-for-sale securities was based on quoted market prices. The carrying values of restricted cash and cash equivalents, and other investments approximate their fair values, due to their short-term to maturity. Cemetery trust investments are evaluated for other-than-temporary impairment. Other-than-temporary impairment is required to be reflected in current earnings as a realized loss. It is possible that changes in interest rates, equity prices and other economic conditions in the near term could result in other than temporary impairment that could be significant to the Company.

        The fair value of customer receivables is not materially different from book value, because of the large number of individual contracts, which generally have terms of one to seven years and contractual or imputed interest rates ranging from 8.00% to 9.75% per annum.

        The table below shows cemetery merchandise and service trust investments at their fair values.

	December 31, 2005	January 1, 2005
Available-for-sale
Fixed income securities:
U.S. Treasury and other Government obligations	$44,647	$49,773
U.S. Government agencies	20,130	24,729
Corporate	21,081	19,990

Total bonds	85,858	94,492
Mortgaged-backed	36,826	34,792
Asset-backed	5,883	3,146

Total fixed income securities	128,567	132,430
Equity securities	100,069	99,845

Total available-for-sale	228,636	232,275
Restricted cash and cash equivalents	30,257	37,120
Other	8,560	1,426

Cemetery trust investments	$267,453	$270,821

Unrealized gains	$13,709	$16,194
Unrealized losses	(6,341)	(3,083)

        Realized investment income from the cemetery merchandise and service trust investments, including realized gains and losses are recorded in other expense (income).

        During the 52 weeks ended December 31, 2005, cemetery merchandise and service trust available-for-sale securities with a cost of $160,541,000 were sold for proceeds of $162,212,000, resulting in $4,865,000 and $3,194,000 of realized gains and losses, respectively. The first in, first out method was used to determine the cost of cemetery trust available-for-sale securities disposed of. The Company has determined that unrealized losses in the cemetery merchandise and service trust investments are not other-than-temporary, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices.

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

        Maturities of fixed income securities are estimated as follows:

December 31, 2005
Due in one year or less	$1,099
Due in one to five years	48,327
Due in five to ten years	24,512
Thereafter	54,629

$128,567

        The customer receivables as of December 31, 2005, are expected to mature as follows:

End of Fiscal Year
2006	$32,416
2007	15,070
2008	7,382
2009	3,778
2010	1,521
Thereafter	1,582

$61,749

NOTE 5.    CEMETERY PERPETUAL CARE TRUST INVESTMENTS

        A portion of the proceeds from cemetery sales for interment rights is generally required by law to be paid into perpetual care trusts.

        As of December 31, 2005, the fair value of perpetual care trust investments classified as available-for-sale securities were based on quoted market prices. The carrying values of restricted cash and cash equivalents, and other investments approximate their fair values, due to their short-term to maturity. Perpetual care trust investments are evaluated for other-than-temporary impairment. Other-than-temporary impairment is reflected as a reduction in perpetual care trust investments with an offsetting reduction in non-controlling interest in perpetual care trust. It is possible that changes in interest rates, equity prices and other economic conditions in the near term could result in other than temporary impairment that could be significant to the Company.

        The table below shows perpetual care trust investments at their fair values.

	December 31, 2005	January 1, 2005
Available-for-sale
Fixed income securities:
U.S. Treasury and other Government obligations	$52,918	$36,871
U.S. Government agencies	28,043	34,664
Corporate	35,346	38,433

Total bonds	116,307	109,968
Mortgaged-backed	63,548	74,707
Asset-backed	12,089	11,319

Total fixed income securities	191,944	195,994
Equity securities	28,158	27,673

Total available-for-sale	220,102	223,667
Restricted cash and cash equivalents	23,263	21,611
Other	440	774

Cemetery perpetual care trust investments	$243,805	$246,052

Unrealized gains	$4,084	$5,271
Unrealized losses	(5,535)	(2,344)

        During the 52 weeks ended December 31, 2005, perpetual care trust available-for-sale securities with a cost of $147,912,000 were sold for proceeds of $149,451,000, resulting in $4,482,000 and $2,943,000 of realized gains and losses, respectively. The first in, first out method was used to determine the cost of perpetual care trust available-for-sale securities disposed of. The Company has determined that unrealized losses in the perpetual care trust investments are not other-than-temporary, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices.

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

        Maturities of fixed income securities are estimated as follows:

December 31, 2005
Due in one year or less	$1,196
Due in one to five years	65,463
Due in five to ten years	35,456
Thereafter	89,829

$191,944

NOTE 6.    LONG-TERM DEBT

        Long-term debt consists of the following:

	December 31, 2005		January 1, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility (a)	$4,000	$4,000	$—	$—
Senior secured term loan B due in 2009 (a)(b)	161,683	161,683	246,826	246,826
7.75% Senior unsecured notes due in 2012 (c)	200,000	207,000	200,000	216,760
12.25% Senior unsecured notes due in 2009 (d)	—	—	4,509	4,791
Promissory notes and capitalized obligations, certain of which are secured by assets of certain subsidiaries	7,792	7,792	12,305	12,305

	373,475	380,475	463,640	480,682
Less, current maturities of long-term debt	2,435	2,435	9,083	9,365

	$371,040	$378,040	$454,557	$471,317

(a)
In 2003, the Company entered into a senior secured facility (the "Credit Agreement"), which after subsequent amendments, includes a $368,000,000 Senior Secured Term Loan B due September 29, 2009 (the "Term Loan B") and a $75,000,000 revolving credit facility (the "Revolving Credit Facility"), of which $35,000,000 is available in the form of letters of credit.

  The Revolving Credit Facility is intended to be used primarily to fund the Company's working capital requirements. The Revolving Credit Facility bears interest at a rate per annum in accordance with graduated pricing based upon the Company's consolidated leverage ratio, and the Company has the option to elect an interest rate equal to either (i) a base rate (7.25% at December 31, 2005), plus 1.75% (based upon the Company's consolidated leverage ratio at December 31, 2005), or (ii) LIBOR (4.54% for the three-month LIBOR at December 31, 2005), plus 2.75% (based upon the Company's consolidated leverage ratio at December 31, 2005). An annual fee of 0.50% is charged on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility matures on September 29, 2008.

  Material covenants in the Credit Agreement include a requirement to maintain a minimum interest coverage ratio and fixed charge coverage ratio, a requirement not to exceed a maximum leverage ratio, an annual maximum on capital expenditures and cemetery development, and specified maximum amounts for capital lease obligations, indebtedness, acquisitions, certain investments, and sales of accounts receivable. Outstanding principal amounts and interest accrued and unpaid may, at the election of the requisite lenders, become immediately due and payable and further commitments by the lenders to make loans may, at the election of the requisite lenders, be terminated upon the occurrence of events of default specified in the Credit Agreement. As of December 31, 2005, the Company was in compliance with all covenants and was not in breach of any provision of the Credit Agreement that would cause an event of default to occur. The Credit Agreement is secured by specified real property, and substantially all personal property of Alderwoods Group and specified subsidiaries.

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

  As of December 31, 2005, the amount available under the Revolving Credit Facility was $75,000,000, less $17,644,000 in outstanding letters of credit and a revolving credit facility balance of $4,000,000.

(b)
The Term Loan B provides the Company with an option to elect an interest rate equal to either (i) a base rate (7.25% at December 31, 2005), plus 1.00%, or (ii) LIBOR (4.54% for the three-month LIBOR at December 31, 2005), plus 2.00%. The weighted average rate of interest was 6.31% at December 31, 2005. The Term Loan B is repayable in quarterly principal installments from December 31, 2005, to June 13, 2009 (subject to reduction for prepayments) of 0.25% of the aggregate principal amount of the Term Loan B outstanding as of December 3, 2004, with a lump sum payment of the then-outstanding amount on the maturity date. The Company has prepaid the required quarterly principal installments up to and including the first quarter of its 2007 fiscal year.

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

  On January 3, 2005, the Company repurchased the remaining principal amount of $4,509,000 at a premium of $282,000, plus accrued interest. The premium is included in interest expense for the 52 weeks ended December 31, 2005.

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

  Maturities of long-term debt principal are as follows:

End of Fiscal Year
2006	$2,435
2007	4,055
2008	7,618
2009	157,570
2010	184
Thereafter	201,613

$373,475

NOTE 7.    INSURANCE ACTIVITIES

        Revenue from insurance operations is comprised of the following:

	52 Weeks Ended December 31, 2005	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004
Premiums	$81,943	$67,833	$52,251
Interest, dividend and other investment income	13,036	10,560	8,753
Realized investment gains	26	1,731	123

	$95,005	$80,124	$61,127

        As of December 31, 2005 and January 1, 2005, the fair values of insurance operation investments classified as available-for-sale were based on quoted market prices. The carrying values of cash and short-term investments and other investments approximate their fair values, due to their short-term to maturity. Fixed maturity securities are classified as available-for-sale and carried at fair value. Investments in debt securities are evaluated for other than temporary impairment. Other temporary impairment is reflected in current period income as a realized loss. It is possible that a significant change in economic conditions in the near term could result in losses that could be significant to the Company. Insurance invested assets carrying and fair values consist of the following:

	December 31, 2005	January 1, 2005
Available-for-sale
Fixed income securities:
U.S. Treasury and other Government obligations	$37,378	$36,405
U.S. state and political subdivisions	1,235	1,201
Corporate	114,715	107,981

Total bonds	153,328	145,587
Collaterized mortgages	66,455	47,490
Mortgaged-backed	56,028	45,385
Asset-backed	15,773	10,227

Total available-for-sale	291,584	248,689
Cash and short-term investments	2,917	2,004
Other	97	92

Insurance invested assets	$294,598	$250,785

Unrealized gains	$6,435	$7,666
Unrealized losses	(3,239)	714

        During the 52 weeks ended December 31, 2005, insurance investments classified as available-for-sale with a cost of $37,357,000 (2004 — $40,021,000), were sold for proceeds of $37,382,000 (2004 — $41,752,000), resulting in $565,000 (2004 — $1,976,000) and $540,000 (2004 — $245,000) of realized gains and losses, respectively. The specific cost method was used to determine the cost of available-for-sale securities disposed of. The Company has determined that unrealized losses in insurance invested assets are not other-than-temporary, as the unrealized losses were due to temporary fluctuations in interest rates.

        Insurance invested assets are predominantly in fixed income securities. The Company manages the mix of fixed income securities in accordance with policies set by an investment committee comprised of members of senior management. The investment committee sets and modifies the mix of investments with the assistance of independent professional financial advisors. The policy emphasizes a conservative approach while maintaining acceptable levels of income and capital appreciation.

        Maturities of fixed income securities are estimated as follows:

	December 31, 2005	January 1, 2005
Due in one year or less	$10,502	$1,904
Due in one to five years	35,212	43,760
Due in five to ten years	29,951	21,125
Thereafter	77,663	78,798

	$153,328	$145,587

NOTE 8.    STOCKHOLDERS' EQUITY

Capital stock

        The Company is authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.01 per share, of which none have been issued.

        The Company is authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.01 per share.

        In addition, warrants to purchase 2,992,000 shares of Common Stock were issued on the Effective Date, January 2, 2002. The warrants entitle the holders to purchase, at any time up to January 2, 2007, shares of Common Stock at an exercise price of $25.76 per share. The exercise price of the warrants exceeded the fair value of the Company's Common Stock on the date of issuance and throughout the 52 weeks ended December 31, 2005, 53 weeks ended January 1, 2005, and 53 weeks ended January 3, 2004. None of the warrants have been exercised.

Stock Based Compensation Plans

Director Compensation Plan

        Pursuant to the Company's Director Compensation Plan (the "Director Compensation Plan"), each director of the Company who is not an employee of the Company or any of its subsidiaries has the option of receiving his or her annual base retainer and attendance fees in cash, Common Stock or a combination thereof. Further, each participant may elect to have Common Stock paid in the form of deferred Common stock ("Deferred Stock"), which will be credited to a booking account in the name of the participant. The Deferred Stock is subject to a deferral period during which the participant has no right to transfer any rights under his or her Deferred Stock and has no other rights of ownership therein. The Company has reserved 100,000 shares of Common Stock for issuance as compensation in lieu of cash under the Director Compensation Plan, of which 53,674 shares have been issued as of December 31, 2005.

Employee Stock Purchase Plan

        In 2005, the Company's shareholders approved the adoption of a compensatory employee stock purchase plan to provide for the purchase on the open market, to a maximum of 1,100,000 shares of Common Stock of the Company. Eligible employees may authorize payroll deductions of up to 5% of their regular base salary to purchase shares of Common Stock of the Company on the open market on a monthly basis. The Company will make a cash contribution to purchase shares of Common Stock of the Company as additional compensation to each participant equal to 50% of the employee's contribution for that month. During the 52 weeks ended December 31, 2005, a total of 46,653 shares were purchased and distributed to employees at an average price of $16.10 per share and compensation expense of $250,000 was incurred.

2005-2007 Executive Strategic Incentive Plan

        The 2005-2007 Executive Strategic Incentive Plan, approved by the Board of Directors on July 21, 2005, is a performance based compensation plan designed to motivate and reward the senior management team for achieving shareholder value objectives. The plan provides cash awards to the senior executives based on the Company's Common Stock reaching a threshold target price of $17.00 in December 2007. The amount of the cash award increases the more the stock price exceeds the $17.00 threshold target price. Achieving a stock price of $17.00 results in an aggregate cash award of $5.6 million. Achieving a stock price of $18.00 results in an aggregate cash award of $8.0 million. The aggregate cash award increases by $1.6 million for every $1.00 in stock appreciation beyond $18.00. No compensation expense was recorded in the 52 weeks ended December 31, 2005 as market value at December 31, 2005 was less than the threshold target price for the Executive Strategic Incentive Plan.

2005 Equity Incentive Plan

        In April of 2005, the Company's shareholders approved the 2005 Equity Incentive Plan that permits the grant of (i) options to the employees and members of the Company's Board of Directors, with or without tandem appreciation rights, and (ii) restricted Common Stock units. A total of 1,800,000 shares are reserved for grant under the plan. Stock options have 3-year terms and vest at a rate of 25% on the first, 25% on the second and 50% on the third anniversaries of the date of grant.

        The tandem appreciation rights entitle the employee to exchange the employee's option right for a number of shares equal in value to the appreciated value of the options. The exchange of the option for the tandem appreciation right requires an immediate exercise of the tandem appreciation right and will cause the immediate termination of the related option right. An exchange of an option right for a tandem appreciation right may only be made when the relevant option is otherwise exercisable. Although the options granted had an exercise price equal to or greater than the market value of the underlying Common Stock on the grant date, the number of shares to be issued upon exercise is not determinable as it is dependent upon the exchange of the option for a tandem appreciation right. In applying the intrinsic value-based method, the Company did not record a stock-based compensation expense for the 52 weeks ended December 31, 2005 as the market value at December 31, 2005 was less than the exercise price.

        As of December 31, 2005, the Company had granted 242,200 shares of restricted Common Stock units to employees. The restricted Common Stock units do not vest for the first three years after the date grant. Thereafter, the restricted Common Stock units vest in years 3 to 10 based upon the share price of the Company's Common Stock. After three years of service, the restricted Common Stock units vest 70% at a $17 share price, and an additional 15% at a $17.50 share price and the final 15% at an $18 share price. Once granted, the restricted Common Stock units are not included in total shares outstanding and are not included in the weighted average number of common shares outstanding in each period used to calculate basic earnings per share until vested. No compensation expense was recorded in the 52 weeks ended December 31, 2005 as market value at December 31, 2005 was less than the vesting price for the restricted Common Stock units.

2002 Equity Incentive Plan

        On January 2, 2002 the Company implemented the 2002 Equity Incentive Plan that permits the grants of stock options to the employees and members of the Company's Board of Directors. A total of 4,500,000 shares are reserved for grant under the plan. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Except in certain cases, stock options have 3-year terms and vest at a rate of 25% on the first, 25% on the second and 50% on the third anniversaries of the date of grant. For option grants under the 2002 Equity Plan, no stock-based compensation expense was recorded in the 52 weeks ended December 31, 2005, 52 weeks ended January 1, 2005 and 53 weeks ended January 3, 2004, as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying Common Stock on the grant date.

        The following is a summary of the total number of outstanding stock options and restricted Common Stock units under both plans:

	Outstanding Options	Weighted Average Exercise Price	Outstanding Restricted Common Stock Units	Weighted Average Exercise Price
	(thousands)	(dollars per Common share)	(thousands)	(dollars per Common share)
Balance at December 28, 2002	3,470	$11.07	—	$—
Granted	1,220	3.65	—	—
Exercised	(4)	7.59	—	—
Cancelled	(501)	11.39	—	—

Balance at January 3, 2004	4,185	8.87	—	—
Granted	70	9.43	—	—
Exercised	(10)	5.62	—	—
Cancelled	—	—	—	—

Balance at January 1, 2005	4,245	8.89	—	—
Granted	1,308	15.09	248	15.99
Exercised	(431)	6.44	—	—
Cancelled	(91)	8.25	(11)	15.99

Balance at December 31, 2005	5,031	$10.75	237	$15.99

        The following table summarizes information about stock options outstanding at December 31, 2005:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
(dollars per Common share)	(thousands)	(in years)	(dollars per Common share)	(thousands)	(dollars per Common share)
$3.65 – $5.96	919	7.24	$3.65	459	$3.65
$5.97 – $7.59	1,035	6.48	7.47	1,035	7.47
$7.60 – $13.23	2,049	6.59	12.95	1,750	13.19
$13.24 – $15.99	1,028	9.57	15.99	—	—

	5,031			3,244

        The fair value of stock options used to compute the pro forma net loss and loss per Common share disclosures was calculated as of the grant date, using the Black-Scholes option-pricing model with the following assumptions:

Weighted-average assumptions	December 31, 2005	January 1, 2005	January 3, 2004
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	45.0%	41.5%	32.9%
Risk-free interest rate	3.64%	1.93%	3.1%
Expected option life in years	5	3	3

        The weighted average fair value of the Company's stock options issued under the 2002 Equity Incentive Plan and the 2005 Equity Incentive Plan, calculated using the Black-Scholes option-pricing model, granted during the 52 weeks ended December 31, 2005, was $6.70 (2004 — $2.84, 2003 — $0.96) per option.

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

        Funeral Consumers Alliance, Inc. et al v. Alderwoods Group, Inc. et al was filed in the United States District Court for the Northern District of California in April, 2005. This case has been transferred to the United States District Court for the Southern District of Texas, Case No. CV3394. To date, six separate class action lawsuits, including, Francis H. Rocha v. Alderwoods Group, Inc. et al, Marcia Berger v. Alderwoods Group, Inc. et al, Maria Magsarili and Tony Magsarili v. Alderwoods Group, Inc. et al, Caren Speizer v. Alderwoods Group, Inc. et al, and Frank Moroz v. Alderwoods Group, Inc. et al ("Funeral Consumer Cases") have been consolidated into this case. Two other cases, also transferred to the United States District Court for the Southern District of Texas, Pioneer Valley Casket Co. v. Alderwoods Group, Inc. et al ("Pioneer Valley") and Ralph Fancher et al v. Alderwoods Group, Inc. et al ("Fancher"), have been consolidated into this case for purposes of discovery only.

        All of these cases, including Pioneer Valley and Fancher are purported class actions on behalf of casket consumers throughout the United States. The suits name as defendants the Company and four other public companies involved in the funeral or casket industry. Except for Fancher, which alleges violations of State of Tennessee antitrust laws only, all of the Funeral Consumer Cases and Pioneer Valley allege that defendants violated federal and state antitrust laws by engaging in anticompetitive practices with respect to the sale and pricing of caskets. All of the cases, including Fancher, seek injunctions, unspecified amounts of monetary damages, and treble damages. Motions to Dismiss filed by the Company and all other defendants are pending in the Funeral Consumer Cases and Pioneer Valley. The Company intends to file a Motion to Dismiss in the Fancher case as well. Plaintiffs in all these cases have yet to provide any meaningful information regarding their alleged damages. As a result, the Company cannot quantify its ultimate liability, if any, for the payment of damages. The Company believes plaintiffs' claims are without merit and intends to vigorously defend itself in these actions.

        Richard Sanchez et al v. Alderwoods Group, Inc. et al was filed in February 2005 in the Superior Court of the State of California, for the County of Los Angeles, Central District; Case No.BC328962. Plaintiffs seek to certify a nationwide class on behalf of all consumers who purchased funeral goods and services from the Company. Plaintiffs allege in essence that the Federal Trade Commission's Funeral Rule requires the Company to disclose its markups on all items obtained from third-parties in connection with funeral service contracts. Plaintiffs' allege further that the Company has failed to make such disclosures. Plaintiffs seek to recover an unspecified amount of monetary damages, attorney's fees, costs and unspecified "injunctive and declaratory relief." The Company believes that plaintiffs' claims are without merit and intends to vigorously defend itself in this action.

        On July 7, 2005, the Federal Trade Commission (the "FTC") issued a letter advisory opinion regarding the lawful construction of the term "cash advance item" as used in the Funeral Rule. The FTC opined with regard to a similar lawsuit in Texas state court: "The Commission believes that the court is incorrect in ruling that all goods or services purchased from a third-party vendor are cash advance items. This interpretation sweeps far too broadly, potentially bringing within its scope every component good or service that comprises a funeral. This was not and is not the Commission's intention in the 'cash advance' provisions of the Rule. In our opinion, the term 'cash advance item' in the Rule applies only to those items that the funeral provider represents expressly to be 'cash advance items' or represents by implication to be procured on behalf of a particular customer and provided to that customer at the same price the funeral provider paid for them." The FTC sets forth its analysis in the remainder of the letter.

        The Company has learned that a number of plaintiffs to these actions along with the Funeral Consumers Alliance have filed a petition against the FTC in the District of Columbia Circuit Court asking the Court to overturn the FTC's July 7, 2005 Advisory Opinion.

        In addition to the funeral and casket antitrust lawsuits, the Company has received a Civil Investigative Demand, dated August 4, 2005, from the Attorney General of Maryland on behalf of itself and other undisclosed state attorneys general, who have commenced an investigation of alleged anticompetitive practices in the funeral industry. The Company has received similar Civil Investigative Demands from the Attorneys General of Florida and Connecticut.

        The ultimate outcome of the litigation matters described above cannot be determined at this time. An adverse decision in one or more of such matters could have a material adverse effect on the Company, its financial condition, results of operation and cash flows. However, the Company intends to aggressively defend the lawsuits.

        In addition, the Company is party to other legal proceedings in the ordinary course of business, and believes it has made adequate provision for any potential estimated liabilities. The Company does not expect the outcome of these proceedings, individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 10.    COMMITMENTS AND CONTINGENCIES

Leases

        The future annual payments for operating leases with terms greater than one year, primarily for premises, automobiles and office equipment, are as follows:

	Premises	Automobiles	Other	Total
2006	$6,608	$789	$432	$7,829
2007	5,054	385	264	5,703
2008	4,131	99	108	4,338
2009	3,611	24	2	3,637
2010	3,036	13	—	3,049
Thereafter	15,026	—	—	15,026

        In addition to the automobile leases noted in the table above, as at December 31, 2005, the Company leased approximately 1,233 vehicles under a master operating lease agreement, which has a minimum lease term of 12 months. The Company's practice is to continue these leases on a month-to-month basis after the expiry of the minimum lease term. Lease payments for these vehicles are projected to be $7,310,000 in 2006.

        Total expense incurred under all operating leases for the 52 weeks ended December 31, 2005, was $19,717,000 (2004 — $21,739,000, 2003 — $23,181,000).

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

NOTE 11.    INCOME TAXES

        The provision (recovery) for income taxes on income (loss) from continuing operations consists of the following:

	52 Weeks Ended December 31, 2005	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004
Current:
United States	$(11,011)	$(3,243)	$(5,575)
Foreign	(117)	319	386
State and local	2,083	6,597	654

	(9,045)	3,673	(4,535)

Deferred:
United States	7,535	(1,380)	(1,950)
Foreign	2,393	(31)	—
State and local	3,932	(3,715)	—

	13,860	(5,126)	(1,950)

Total provision	$4,815	$(1,453)	$(6,485)

        The components of income (loss) before income taxes consist of the following:

	52 Weeks Ended December 31, 2005	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004
United States	$38,839	$7,372	$632
Foreign	7,425	7,011	8,112

	$46,264	$14,383	$8,744

        The reconciliation of the statutory federal income tax rate related to the Company's effective tax rate is as follows:

	52 Weeks Ended December 31, 2005	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes	4.9	(54.9)	23.7
Non-deductible or non-taxable amounts, change in valuation allowance and other	2.9	(73.2)	(0.5)
Favourable resolution of tax uncertainties	(31.8)	120.8	(293.2)

Effective income tax rate	11.0%	27.7%	(235.0)%

        The Company made income tax payments of $5,431,000 (2004 — $8,160,000, 2003 — $9,920,000), excluding income tax refunds received of $1,516,000 (2004 — $1,323,000, 2003 — $17,029,000), during the 52 weeks ended December 31, 2005.

        The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities are as follows:

	December 31, 2005	January 1, 2005
Deferred tax assets
Receivables	$6,817	$11,297
Cemetery property	55,163	57,195
Accounts payable and accrued liabilities	13,577	14,239
Pre-need funeral and cemetery obligations	180,801	195,749
Insurance policy liabilities	15,172	11,828
Covenants not to compete	8,057	9,814
Deferred agency costs	11,665	15,349
Operating loss carryforwards	90,686	91,855
Capital loss carryforwards	235,911	234,281
Other	621	4,896

Total deferred tax assets before valuation allowance	618,470	646,503
Valuation allowance	(401,350)	(427,364)

Total deferred tax assets after valuation allowance	217,120	219,139

Deferred tax liabilities
Property and equipment	28,115	33,374
Pre-need funeral receivables and trust investments	103,548	113,534
Pre-need cemetery receivables and trust investments	51,250	55,104
Insurance invested assets	1,304	2,433
Goodwill	25,771	20,203
Other	4,627	6,687

Total deferred tax liabilities	214,615	231,335

Net deferred tax assets (liabilities) of continuing operations	$2,505	$(12,196)

        Although realization of the Company's net deferred tax assets is not assured, management believes that it is more likely than not that reversals of deferred tax liabilities and the expected profitability of the Company will provide sufficient taxable income to realize the deferred tax assets after consideration of the valuation allowance. It is possible that the estimated valuation allowance could change in the near term due to matters such as the timing and manner of reversals of deferred tax liabilities, sales of operations and future actual income or losses. If this occurs, any resulting increase in the valuation allowance would generally be treated as an additional income tax expense in the period in which it arises, while any resulting decrease reflecting realization of the benefits of tax assets that had a corresponding valuation allowance established on the Effective Date would be treated as a reduction of goodwill established on the Effective Date, with any excess over the value assigned to such goodwill recognized as a capital transaction.

        As a result of the Company's emergence from reorganization proceedings, all federal net operating loss carryforwards generated by the Company prior to emergence and during fiscal 2002, have been eliminated. The Company's net operating loss carryforwards pertaining to federal, state, local, and foreign jurisdictions will expire as follows:

End of Fiscal Year
2006	$5,359
2007	4,198
2008	4,907
2009	20,194
2010	4,348
Thereafter	628,316

$667,322

        The amount of loss carryforwards reflects the Company's best estimate of the effects that the confirmation and implementation of the Plan will have on the reduction and in some cases elimination of certain net operating loss carryforwards for income tax purposes. These amounts are subject to final determination by taxation authorities. Further, the Company expects its ability to utilize certain net operating losses to offset future Company taxable income in any particular year may be limited because distribution of the Company's Common Stock to the Company's creditors pursuant to the Plan resulted in an ownership change as defined in Section 382 of the Internal Revenue Code. The Company believes that uncertainty exists with respect to future realization of the loss carryforwards and a full valuation allowance has been established for the net operating loss carryforwards that the Company estimates will expire unused.

        Deferred tax liabilities are not recognized for basis differences related to investments in foreign subsidiaries that are essentially permanent in duration.

        Goodwill that is expected to be deductible for tax purposes at December 31, 2005 is $73,459,000 (2004 — $89,122,000, 2003 — $105,561,000).

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

        The Company's total expense for these retirement plans for the 52 weeks ended December 31, 2005, was approximately $2,663,000 (2004 — $2,675,000, 2003 — $2,650,000).

        The Company has defined benefit plans for certain employees of its Rose Hills subsidiary. The plans are frozen, and as such the Company does not incur new service costs. The present value of these benefits has been funded or accrued in the condensed consolidated financial statements of the Company. At December 31, 2005, the Company recorded total plan assets of $11,234,200 (2004 — $12,816,100) and corresponding benefit obligation of $19,951,500 (2004 — $19,709,900).

NOTE 13.    SUPPLEMENTARY STATEMENTS OF CASH FLOWS DISCLOSURE

        Supplemental disclosures related to the statement of cash flows consist of the following:

	52 Weeks Ended December 31, 2005	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004
Decrease (increase) in assets:
Receivables, net of allowances
Trade	$19,783	$(2,387)	$(6,775)
Other	(4,766)	(5,823)	18,325
Inventories	937	837	1,515
Prepaid expenses	19,630	(657)	(2,283)
Cemetery property	(9,614)	(10,241)	(3,276)
Other assets	(5,650)	(18,932)	(12,535)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(25,845)	(14,146)	(7,296)
Net effect of pre-need receivables and deferred revenue	8,820	35,528	52,425
Other liabilities	(2,131)	6,494	(2,760)
Insurance policy liabilities	2,452	1,831	5,811
Other changes in non-cash balances	(4,156)	(3,157)	7,871

	$(540)	$(10,653)	$51,022

Supplemental information:
Interest paid	$29,443	$53,918	$77,290
Income taxes paid, net of refunds	3,915	6,837	(7,109)
Long-term debt issue costs paid	965	12,094	10,908
Bad debt expense	3,211	3,722	3,661
Non-cash investing and financing activities:
Stock issued in connection with the settlement of certain unsecured claims	—	31	107
Stock issued as compensation in lieu of cash	144	173	105
Capital leases entered into	—	—	160
Restricted cash investing and financing activities:
Purchases of funeral, cemetery, and perpetual care trust investments	$539,161	$356,254	$—
Proceeds on disposition and maturities of funeral, and cemetery, and perpetual care trust investments	490,658	375,191	—
Increase in non-controlling interests in funeral, cemetery and perpetual care trusts	59,763	50,602	—
Decrease in non-controlling interests in funeral, cemetery and perpetual care trusts	110,782	81,575	—

NOTE 14.    SUPPLEMENTARY FINANCIAL INFORMATION

        A summary of certain balance sheet accounts is as follows:

	December 31, 2005	January 1, 2005
Receivables, net of allowances:
Customer receivables	$50,459	$68,721
Allowance for doubtful accounts	(10,320)	(12,029)
Other	12,723	9,753

	$52,862	$66,445

Cemetery property:
Developed land and lawn crypts	$38,368	$37,623
Undeveloped land	31,243	30,685
Mausoleums	46,856	50,734

	$116,467	$119,042

Property and equipment:
Land	$162,287	$166,252
Buildings and improvements	386,068	368,501
Automobiles	10,652	13,013
Furniture, fixtures and equipment	69,570	54,432
Computer hardware and software	29,061	23,311
Accumulated depreciation	(114,737)	(85,254)

	$542,901	$540,255

Other assets:
Intangible assets	$18,741	$15,060
Deferred finance costs	23,359	22,411
Accumulated amortization	(15,258)	(12,222)
Notes receivable	3,016	2,696
Other	12,992	9,137

	$42,850	$37,082

Accounts payable and accrued liabilities:
Bank overdraft	$7,191	$7,209
Trade payables	13,634	19,847
Interest	5,169	7,210
Accrued liabilities	21,629	32,423
Accrued insurance	21,261	18,058
Accrued taxes	32,199	44,785
Other	18,651	11,130

	$119,734	$140,662

Deferred pre-need contract revenue:
Funeral	$72,087	$69,098
Cemetery	19,531	13,873

	$91,618	$82,971

Other liabilities:
Perpetual care liability	$7,860	$7,490
Notes payable	12,104	12,667
Other	2,019	1,797

	$21,983	$21,954

	52 Weeks Ended December 31, 2005	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004
Other expense (income), net:
For funeral, cemetery and perpetual care trust investments:
Realized gains	$(14,715)	$(15,748)	$—
Realized losses	9,660	10,009	—
Interest and dividend income	(26,707)	(24,915)	—
Trust investment expenses and income taxes	5,036	5,169	—
Interest expense related to non-controlling interest in funeral and cemetery trusts	15,803	18,335	—
Non-controlling interest in perpetual care trusts	10,923	7,150	—
(Gain) loss on disposal of business and other assets	(4,964)	(3,529)	1,056
Other	302	2,367	3,000

	$(4,662)	$(1,162)	$4,056

        The trust investment and non-controlling interest balances do not have comparable 2003 balances due to the Company adopting FIN No. 46R at the beginning of its 2004 fiscal year on January 4, 2004.

NOTE 15.    GOODWILL

        FAS No. 142 requires that goodwill be reviewed for impairment annually, as well as upon the occurrence of certain events that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Under FAS No. 142, goodwill impairment is deemed to exist, and must then be further assessed, if a reporting unit's carrying amount exceeds its estimated fair value. The Company's reporting units are funeral, cemetery and insurance, which are consistent with the Company's operating segments. All of the Company's goodwill is recorded in the funeral reporting unit. In accordance with FAS No. 142, the Company undertook its annual goodwill impairment review during the third fiscal quarters of 2005, 2004 and 2003, and, as a result, there was no indication of goodwill impairment as at October 8, 2005, October 9, 2004 or October 4, 2003, as the estimated fair value of the funeral reporting unit exceeded its carrying amount. The fair value of the funeral reporting unit was determined by using a discounted cash flow valuation methodology consistent with that applied at the Effective Date, with a discount rate comparable with other enterprises in the death care industry, adjusted for risks associated with differences in company size, certain characteristics specific to the Company and cash flow projection risk.

        The changes in the carrying amount of goodwill for the funeral reporting unit are as follows:

	52 Weeks Ended December 31, 2005	52 Weeks Ended January 1, 2005
Balance, beginning of year	$321,134	$320,640
Reduction in valuation allowance against deferred tax assets established at time of emergence from reorganization proceedings	(19,535)	—
Reduction in deferred tax liability established at time of emergence from reorganization proceedings	(5,683)	—
Effect of foreign currency and other	(26)	494

Balance, end of year	$295,890	$321,134

        During the year, the Company recorded a reduction of $33.9 million in the valuation allowance on the Company's deferred tax assets established at time of emergence from reorganization proceedings, as it was determined that it is more likely than not that a portion of the deferred tax assets will be realized. In accordance with SFAS No. 109 "Accounting for Income Taxes" and SOP 90-7 "Financial Reporting by Entities in Reorganization under Bankruptcy Code," $19.5 million of the reversal was applied against goodwill recorded at the time of Company's emergence from reorganization proceedings (see Note 2). The remaining $14.4 million of the reversal was recorded as a tax benefit during the year.

        At emergence from reorganization proceedings, the Company recorded deferred income tax liabilities based on estimating temporary differences from differing treatment of items for tax and accounting purposes. During the 52 weeks ended December 31, 2005, the Company reduced this estimate by $5.7 million and recorded an offsetting reduction to goodwill.

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

	Funeral	Cemetery	Insurance	Other	Consolidated
Revenue earned from external sales:
52 weeks ended December 31, 2005	$479,799	$174,110	$95,005	$—	$748,914
52 weeks ended January 1, 2005	$472,935	$164,052	$80,124	$—	$717,111
53 weeks ended January 3, 2004	$491,611	$168,024	$61,127	$—	$720,762
Income from operations:
52 weeks ended December 31, 2005	$87,280	$23,550	$5,068	$(42,815)	$73,083
52 weeks ended January 1, 2005	$94,640	$23,768	$4,710	$(51,218)	$71,900
53 weeks ended January 3, 2004	$110,529	$26,383	$1,752	$(56,281)	$82,383
Depreciation:
52 weeks ended December 31, 2005	$24,864	$14,827	$148	$4,759	$44,598
52 weeks ended January 1, 2005	$24,283	$14,062	$166	$3,582	$42,093
53 weeks ended January 3, 2004	$24,194	$13,364	$139	$2,525	$40,222
Total assets:
December 31, 2005	$1,107,916	$807,673	$326,160	$32,554	$2,274,303
January 1, 2005	$1,154,019	$878,350	$272,823	$67,235	$2,372,427
January 3, 2004	$1,218,974	$668,357	$481,622	$84,050	$2,453,003
Goodwill:
December 31, 2005	$295,890	$—	$—	$—	$295,890
January 1, 2005	$321,134	$—	$—	$—	$321,134
Purchase of property and equipment:
52 weeks ended December 31, 2005	$25,715	$5,477	$105	$11,213	$42,510
52 weeks ended January 1, 2005	$23,273	$3,362	$74	$10,474	$37,183
53 weeks ended January 3, 2004	$18,640	$2,292	$183	$4,087	$25,202
Development of cemetery property:
52 weeks ended December 31, 2005	$—	$3,178	$—	$—	$3,178
52 weeks ended January 1, 2005	$—	$3,100	$—	$—	$3,100
53 weeks ended January 3, 2004	$—	$2,122	$—	$—	$2,122

        The following table reconciles earnings from operations of reportable segments to total earnings and identifies the components of "Other" segment earnings from operations:

	52 Weeks Ended December 31, 2005	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004
Earnings from operations of funeral, cemetery and insurance segments	$115,898	$123,118	$138,664
Other expenses of operations:
General and administrative expenses	(42,815)	(51,218)	(56,281)

Income from operations	$73,083	$71,900	$82,383

        The following table reconciles total assets of reportable segments and details the components of "Other" segment assets, which is mainly comprised of corporate assets:

	December 31, 2005	January 1, 2005	January 3, 2004
Total assets of funeral, cemetery and insurance segments	$2,241,749	$2,305,191	$2,368,953
"Other" assets includes:
Cash	757	2,039	30,911
Receivables	7,188	5,294	5,116
Prepaid expenses	5,604	24,572	23,736
Property and equipment	23,345	16,494	9,186
Other	(4,340)	18,837	15,101

	$2,274,303	$2,372,427	$2,453,003

        The Company operates principally in the United States and also has operations in Canada. The Company's United Kingdom operations are classified as discontinued operations and were disposed of on October 20, 2003. The following tables depict the revenue earned and the long-lived assets held in the reportable geographic segments.

	52 Weeks Ended December 31, 2005	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004
Revenue:
United States	$685,429	$660,470	$665,488
Canada	63,485	56,641	55,274

	$748,914	$717,111	$720,762

	December 31, 2005	January 1, 2005	January 3, 2004
Property and equipment and cemetery property:
United States	$564,303	$573,280	$592,057
Canada	95,065	86,017	74,625

	$659,368	$659,297	$666,682

NOTE 17.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL INFORMATION

        The following presents the condensed consolidating guarantor financial information as of the 52 weeks ended December 31, 2005 and the 52 weeks ended January 1, 2005 and for the 52 weeks ended December 31, 2005, the 52 weeks ended January 1, 2005 and the 53 weeks ended January 3, 2004 for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the 7.75% senior unsecured notes due in 2012, and the Company's subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Canadian and Puerto Rican subsidiaries, insurance subsidiary and certain domestic subsidiaries that are prohibited by law from guaranteeing the 7.75% senior unsecured notes due in 2012.

Condensed Consolidating Balance Sheets

	December 31, 2005
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
ASSETS
Cash and cash equivalents	$—	$4,034	$3,421	$—	$7,455
Other current assets	1,964	60,070	13,497	—	75,531
Pre-need funeral receivables and trust investments	—	260,915	285,617	(212,105)	334,427
Pre-need cemetery receivables and trust investments	—	287,522	273,732	(253,932)	307,322
Cemetery property and property and equipment	—	549,860	109,508	—	659,368
Insurance invested assets	—	—	294,598	—	294,598
Goodwill	—	247,160	48,730	—	295,890
Investment in subsidiaries	1,075,366	(91,898)	—	(983,468)	—
Cemetery perpetual care trust investment	—	464	243,341	—	243,805
Other assets	8,101	17,367	30,439	—	55,907

Total assets	$1,085,431	$1,335,494	$1,302,883	$(1,449,505)	$2,274,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities	$39,333	$73,597	$6,804	$—	$119,734
Current maturities of long-term debt	—	2,412	23	—	2,435
Intercompany, net of investments in and advances to affiliates	82,643	(260,549)	177,906	—	—
Long-term debt	365,683	5,357	—	—	371,040
Deferred pre-need funeral and cemetery contract revenue and non-controlling interest in funeral and cemetery trusts	—	533,061	573,091	(466,037)	640,115
Insurance policy liabilities	—	—	266,729	—	266,729
Other liabilities	19	20,040	12,476	—	32,535
Non-controlling interest in perpetual care trusts	—	—	243,962	—	243,962
Stockholders' equity	597,753	961,576	21,892	(983,468)	597,753

Total liabilities and stockholders' equity	$1,085,431	$1,335,494	$1,302,883	$(1,449,505)	$2,274,303

Condensed Consolidating Balance Sheets

	January 1, 2005
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
ASSETS
Cash and cash equivalents	$—	$6,385	$2,994	$—	$9,379
Other current assets	—	98,759	12,038	—	110,797
Assets held for sale	—	31,695	72,649	(22,288)	82,056
Pre-need funeral receivables and trust investments	—	261,568	292,069	(217,607)	336,030
Pre-need cemetery receivables and trust investments	—	283,435	271,003	(242,784)	311,654
Cemetery property and property and equipment	—	557,671	101,626	—	659,297
Insurance invested assets	—	—	250,785	—	250,785
Goodwill	—	274,691	46,443	—	321,134
Investment in subsidiaries	995,959	(93,014)	—	(902,945)	—
Cemetery perpetual care trust investment	—	827	245,225	—	246,052
Other assets	10,339	15,926	18,978	—	45,243

Total assets	$1,006,298	$1,437,943	$1,313,810	$(1,385,624)	$2,372,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities	$42,827	$84,062	$13,773	$—	$140,662
Current maturities of long-term debt	4,509	2,838	1,736	—	9,083
Intercompany, net of investments in and advances to affiliates	(43,792)	(131,602)	175,394	—	—
Liabilities associated with assets held for sale	—	24,515	59,201	(22,288)	61,428
Long-term debt	446,826	7,708	23	—	454,557
Deferred pre-need funeral and cemetery contract revenue and non-controlling interest in funeral and cemetery trusts	—	521,111	575,868	(460,391)	636,588
Insurance policy liabilities	—	—	214,745	—	214,745
Other liabilities	16	29,410	12,885	—	42,311
Non-controlling interest in perpetual care trusts	—	—	257,141	—	257,141
Stockholders' equity	555,912	899,901	3,044	(902,945)	555,912

Total liabilities and stockholders' equity	$1,006,298	$1,437,943	$1,313,810	$(1,385,624)	$2,372,427

Condensed Consolidating Statement of Operations

	52 Weeks Ended December 31, 2005
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
Revenues	$—	$565,211	$183,703	$—	$748,914
Costs and expenses	—	470,250	164,145	—	634,395
General and administrative expenses	(1,996)	(13,985)	58,796	—	42,815
Provision for asset impairment	—	(1,008)	(371)	—	(1,379)

Income (loss) from operations	1,996	109,954	(38,867)	—	73,083
Interest on long-term debt	29,510	688	(129)	—	30,069
Intercompany charges	16,286	32,039	(48,325)	—	—
Other expense (income), net	—	(5,480)	818	—	(4,662)

Income (loss) before income taxes	(43,800)	82,707	8,769	—	47,676
Income taxes	(3,246)	16,088	(8,027)	—	4,815

Net income (loss) from continuing operations	(40,554)	66,619	16,796	—	42,861

Equity in subsidiaries	81,737	(2,210)	—	(79,527)	—
Discontinued operations
Loss from discontinued operations	—	(1,247)	(165)	—	(1,412)
Income taxes	—	(2)	268	—	266

Net loss from discontinued operations	—	(1,245)	(433)	—	(1,678)

Net income	$41,183	$63,164	$16,363	$(79,527)	$41,183

Condensed Consolidating Statement of Operations

	52 Weeks Ended January 1, 2005
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
Revenues	$—	$554,520	$162,591	$—	$717,111
Costs and expenses	—	449,833	142,373	—	592,206
General and administrative expenses	(362)	2,592	48,988	—	51,218
Provision for asset impairment	—	1,283	504	—	1,787

Income (loss) from operations	362	100,812	(29,274)	—	71,900
Interest on long-term debt	80,264	1,222	223	(3,630)	78,079
Intercompany charges	11,321	22,909	(34,230)	—	—
Other expense (income), net	—	(1,565)	403	—	(1,162)

Income (loss) before income taxes	(91,223)	78,246	4,330	3,630	(5,017)
Income taxes	(5,848)	2,345	2,050	—	(1,453)

Net income (loss) from continuing operations	(85,375)	75,901	2,280	3,630	(3,564)

Equity in subsidiaries	94,724	(4,116)	—	(90,608)	—
Discontinued operations
Income from discontinued operations	—	341	22,689	(3,630)	19,400
Income taxes	—	—	6,487	—	6,487

Net income from discontinued operations	—	341	16,202	(3,630)	12,913

Net income	$9,349	$72,126	$18,482	$(90,608)	$9,349

Condensed Consolidating Statement of Operations

	53 Weeks Ended January 3, 2004
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
Revenues	$—	$575,817	$144,945	$—	720,762
Costs and expenses	—	450,859	126,010	—	576,869
General and administrative expenses	(2,789)	12,180	46,890	—	56,281
Provision for asset impairment	—	5,383	(154)	—	5,229

Income (loss) from operations	2,789	107,395	(27,801)		82,383
Interest on long-term debt	65,051	11,499	1,281	(1,378)	76,453
Intercompany charges	20,308	(71,062)	50,754	—	—
Other expense (income), net	—	1,995	2,061	—	4,056

Income (loss) before income taxes	(82,570)	164,963	(81,897)	1,378	1,874
Income taxes	(8,162)	179	1,498	—	(6,485)

Net income (loss) from continuing operations	(74,408)	164,784	(83,395)	1,378	8,359

Equity in subsidiaries	85,215	905	—	(86,120)	—
Discontinued operations
Income (loss) from discontinued operations	—	(11,300)	19,548	(1,378)	6,870
Income taxes	—	—	4,422	—	4,422

Net income (loss) from discontinued operations	—	(11,300)	15,126	(1,378)	2,448

Net income (loss)	$10,807	$154,389	$(68,269)	$(86,120)	$10,807

Condensed Consolidating Statement of Cash Flows

	52 Weeks Ended December 31, 2005
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities of continuing operations	$83,157	$148	$64,129	$—	$147,434
Cash flows from operating activities of discontinued operations	—	795	(1,396)	—	(601)
Cash flows from investing activities of continuing operations	—	(6,587)	(62,366)	—	(68,953)
Cash flows from investing activities of discontinued operations	—	6,128	1,780	—	7,908
Cash flows from financing activities of continuing operations	(83,157)	(2,826)	(1,672)	—	(87,655)
Cash flows from financing activities of discontinued operations	—	(9)	(48)	—	(57)

Increase (decrease) in cash and cash equivalents	—	(2,351)	427	—	(1,924)
Cash and cash equivalents, beginning of period	—	6,385	2,994	—	9,379

Cash and cash equivalents, end of period	$—	$4,034	$3,421	$—	$7,455

Condensed Consolidating Statement of Cash Flows

	52 Weeks Ended January 1, 2005
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities of continuing operations	$116,629	$(57,133)	$41,154	$3,630	$104,280
Cash flows from operating activities of discontinued operations	—	16,975	5,943	(7,609)	15,309
Cash flows from investing activities of continuing operations	65,000	(4,088)	(63,761)	(65,000)	(67,849)
Cash flows from investing activities of discontinued operations	—	29,070	79,905	—	108,975
Cash flows from financing activities of continuing operations	(181,629)	(14,355)	(65,503)	68,979	(192,508)
Cash flows from financing activities of discontinued operations	—	(351)	(89)	—	(440)

Decrease in cash and cash equivalents	—	(29,882)	(2,351)	—	(32,233)
Cash and cash equivalents, beginning of period	—	36,267	5,345	—	41,612

Cash and cash equivalents, end of period	$—	$6,385	$2,994	$—	$9,379

Condensed Consolidating Statement of Cash Flows

	53 Weeks Ended January 3, 2004
	Parent Company	Guarantors	Non- Guarantors	Consolidating Adjustments	Consolidated Totals
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities of continuing operations	$(19,653)	$142,116	$13,355	$1,378	$137,196
Cash flows from operating activities of discontinued operations	—	9,354	10,910	(1,685)	18,579
Cash flows from investing activities of continuing operations	10,000	(11,428)	(41,995)	(10,000)	(53,423)
Cash flows from investing activities of discontinued operations	—	8,255	15,455	—	23,710
Cash flows from financing activities of continuing operations	9,653	(147,911)	(434)	10,307	(128,385)
Cash flows from financing activities of discontinued operations	—	(205)	(1,972)	—	(2,177)

Increase (decrease) in cash and cash equivalents	—	181	(4,681)	—	(4,500)
Cash and cash equivalents, beginning of period	—	36,089	10,023	—	46,112

Cash and cash equivalents, end of period	$—	$36,270	$5,342	$—	$41,612

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

        Previously, the Company designated certain parcels of surplus real estate as held for sale, as they do not meet the Company's future geographic and strategic objectives. During the 52 weeks ended December 31, 2005, the Company determined that the carrying amounts of certain parcels of the surplus real estate now exceeded the fair market value, less estimated cost to sell. Accordingly, the Company has recorded a long-lived asset impairment recovery of $1,379,000 for the 52 weeks ended December 31, 2005 (2004 charge of $1,922,000, 2003 charge of $4,395,000).

        As of December 31, 2005, in conjunction with the Company's ongoing assessment to ensure that each of the Company's properties fit into the Company's strategy, the Company held two funeral home operations and one cemetery operation for sale. The carrying amount of these locations was $341,000. The fair market values were determined by specific offers or bids, or estimates based on comparable recent sales transactions. As the fair value exceeded the carrying value of these locations no long-lived asset impairment was recorded in 2005. For the 52 weeks ended December 31, 2005, these properties had funeral home revenues and costs of $392,000 and $533,000 (2004 — $563,000 and $410,000; 2003 — $779,000 and $800,000), respectively.

        The assets of $3,121,200 (January 1, 2005 — $3,275,700) and liabilities of $1,857,700 (January 1, 2005 — $1,953,500) of these locations are classified according to their nature in the consolidated balance sheets and, on the basis of immateriality have not been identified separately as to assets held for sale and liabilities associated with assets held for sale in the balance sheet.

        In addition, for the 52 weeks ended December 31, 2005, the total revenues and costs of disposed funeral home locations which were not reclassified to discontinued operations were $3,274,000 and $3,120,300 (2004 — $5,341,700 and $4,740,300; 2003 — $6,209,500 and $4,865,300), respectively.

        The fair market value was determined by specific offer or bid, or an estimate based on comparable recent sales transactions. The asset impairment provisions include management estimates. As a result, actual results could differ significantly from these estimates.

NOTE 19.    DISCONTINUED OPERATIONS OF ASSETS HELD FOR SALE

        Over the previous three fiscal years, the Company engaged in a strategic market rationalization assessment to dispose of cemetery and funeral operating locations that did not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land. The Company will on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit in the Company's strategy. Once a property is added to the disposal list, the Company expects to complete the sale within one year. As of January 1, 2005, the Company had 18 funeral, six cemetery and four combination locations which have not been sold within one year of being added to the disposal list. The Company completed the sale of all these locations during 2005, except for one cemetery which was reclassified back to continuing operations. As a result the Company has reclassified the prior fiscal years to reflect any comparative amounts on a similar basis.

        During 2003, the Company identified Security Plan Life Insurance Company, its wholly-owned home service insurance company, as a non-strategic asset, because it was not part of the Company's pre-need funeral sales efforts. The Company's continuing wholly-owned pre-need life insurance company is Mayflower National Life Insurance Company. On June 17, 2004, the Company announced the signing of an agreement by its subsidiary, Mayflower National Life Insurance Company, to sell all the outstanding shares of Security Plan Life Insurance Company for $85,000,000. The sale concluded on October 1, 2004. After payment of applicable taxes and expenses, and the recapitalization of Mayflower National Life Insurance Company, the Company utilized $65,000,000 of the proceeds to reduce long-term debt. The Company recorded a pre-tax gain on the sale of $16,011,000.

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

        The Company's debt agreements require sale proceeds (above specified limits) from assets held for sale to be applied towards the repayment of debt. During 2004 and 2003, the Company used such proceeds to pay down the Term Loan B. Accordingly, interest expense for discontinued operations was calculated by applying the applicable interest rates during the periods in which the repayment conditions were in effect to both the amounts of principal repaid and to the expected proceeds of assets remaining to be sold as of December 31, 2005. Certain comparative amounts have been reclassified to conform to the presentation adopted in the current year.

        The carrying amount, the fair market value, less estimated costs to sell, revenues and costs and impairment provisions for the locations identified as held for sale are presented in the following tables.

	52 Weeks Ended December 31, 2005	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004
Revenue
Funeral	$1,853	$19,829	$43,917
Cemetery	598	14,303	26,579
Insurance	—	41,720	54,956

	$2,451	$75,852	125,452

Gross margin
Funeral	$(152)	$874	$4,512
Cemetery	(237)	672	1,815
Insurance	—	9,382	12,207

	(389)	10,928	18,534
Long-lived asset impairment on assets identified as held for sale	568	15,361	20,179
Other expense (income), net	455	(27,505)	(10,050)

Income (loss) from discontinued operations	(1,412)	23,072	8,405
Interest on long-term debt	—	3,672	1,535

Income (loss) from discontinued operations, before tax	(1,412)	19,400	6,870

Income tax provision for discontinued operations:
Current	266	4,730	1,322
Deferred	—	1,757	3,100

	266	6,487	4,422

Net income (loss) from discontinued operations	$(1,678)	$12,913	$2,448

Depreciation included in gross margin of discontinued operations	$20	$626	$2,609

        Details of assets held for sale at January 1, 2005, are as follows:

	Funeral	Cemetery	Total
Assets held for sale
Current assets	$2,141	$215	$2,356
Pre-need receivables and investments	21,818	33,790	55,608
Property and equipment	11,110	—	11,110
Other assets	209	12,773	12,982

	$35,278	$46,778	$82,056

Liabilities associated with assets held for sale
Current liabilities	$67	$260	$327
Deferred pre-need contract revenue	1,971	3,691	5,662
Non-controlling interest in funeral and cemetery trusts	20,034	34,306	54,340
Other liabilities	412	687	1,099

	$22,484	$38,944	$61,428

Non-controlling interest in perpetual care trusts	$—	$11,819	$11,819

NOTE 20.    INCOME PER SHARE

        The basic and diluted income per share computations for net income were as follows:

	52 Weeks Ended December 31, 2005	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004
Income (numerator):
Net income attributable to Common stockholders	$41,183	$9,349	$10,807

Shares (denominator):
Basic weighted average number of shares of Common stock outstanding (thousands)	40,245	40,001	39,971
Effect of stock options assumed exercised	1,357	1,131	494

Diluted weighted average number of shares of Common stock outstanding (thousands)	41,602	41,132	40,465

        For the 52 weeks ended December 31, 2005, 1,357,000 employee and director stock options were dilutive to earnings and are included in the calculation of diluted income per share. Employee and director stock options to purchase 1,028,000 shares of Common Stock, warrants to purchase 2,992,000 shares of Common Stock and 236,800 shares of restricted Common Stock units were not included in the computation of diluted loss per share, because they were anti-dilutive.

NOTE 21.    DERIVATIVE FINANCIAL INSTRUMENTS

        As of December 31, 2005, the fair value of all of the Company's derivatives under the Foreign Currency Hedge Program was an unrealized gain of $941,000 (2004 — $2,087,000), which is included in other current assets in the Company's consolidated balance sheet. The Effective Portion is $863,000 (2004 — $1,919,000) and is included in accumulated other comprehensive income in the Company's consolidated balance sheet. The Ineffective Portion is $89,900 and is included in general and administrative expenses for the 52 weeks ended December 31, 2005 (2004 — $168,000, 2003 — $48,000). Included in general and administrative expenses for the 52 weeks ended December 31, 2005, was a net gain of $1,816,000 (2004 — $639,000, 2003 — $nil) of which $1,749,000 (2004 — $341,000, 2003 — $nil) was the Effective Portion and $67,000 (2004 — $298,000, 2003 — $nil) was the Ineffective Portion. The Company uses the cumulative dollar offset method to measure hedge effectiveness. As of December 31, 2005, a portion of the Company's Foreign Currency Expenditure from the period January 2, 2005, to March 2007, was hedged. As of December 31, 2005, the Company estimates that based on current exchange rates and maturity dates of the Company's derivatives, $836,800 would be expected to be reclassified from accumulated other comprehensive income to current earnings and included in general and administrative expenses over the next 12 months.

NOTE 22.    EFFECT OF HURRICANE KATRINA

        During the 52 weeks ended December 31, 2005, some of the Company's operations were affected by Hurricane Katrina. The Company operated 30 funeral homes, four cemeteries and a limousine company in these areas of Louisiana and Mississippi that were affected by the hurricane on August 29, 2005. The Company has experienced some damage at all of these locations. Repair work has begun at many of the locations. Of the 30 funeral homes, seven experienced significant damage, were not in operation at the end of the 2005 fiscal year and are not expected to reopen. All four cemeteries are in operation. The New Orleans limousine company that had provided services both to the Company's funeral operations and other third-parties experienced significant damage to its fleet of vehicles and will not be resuming operations.

        The Company is making every effort to use its existing operating facilities to provide services to customers normally served by one of the Company's closed locations.

        The Company's insurance subsidiary is also headquartered in New Orleans and although forced to relocate temporarily to Cincinnati, has resumed operations from New Orleans. The temporary relocation did not significantly affect the Company's operating results.

Financial results

        The Company's financial results include the results from operations for those locations affected by Hurricane Katrina as outlined in the following table:

	52 Weeks Ended December 31, 2005	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004
Funeral Homes
Revenue	$29,460	$29,728	$29,813
Costs and expenses	24,175	24,530	24,962

Gross Margin	$5,285	$5,198	$4,851

Number of funeral services performed	6,389	6,371	6,687
Number of same-site funeral services performed	5,665	5,110	5,405
Pre-need funeral contracts written	$9,871	$11,982	$12,081
Cemeteries
Revenue	$2,953	$3,275	$4,134
Costs and expenses	2,835	2,869	2,625

Gross Margin	$118	$406	$1,509

Number of cemetery interments	1,041	892	931
Pre-need cemetery contracts written	$1,262	$1,300	$1,455

Insurance coverage and long-term asset gain or loss

        The Company purchases insurance coverage for property damage, including damage from wind and flood, subject to separate limits, sub-limits and deductible amounts. The Company, along with its insurance companies, is continuing to assess and estimate the extent of damages. Based on a review of the Company's insurance policy, the Company expects to recover a substantial portion of the costs associated with the storm damage through insurance, including the capital costs of rebuilding. For those properties not in operation and requiring significant repair or rebuilding, insurance proceeds have not yet been fully estimated and as a result, any estimated loss or gain for these properties cannot be determined. The net book value of buildings and contents for those locations not in operation aggregates approximately $4.3 million at December 31, 2005.

        The Company has recorded an expense of $1.8 million in the 52 weeks ended December 31, 2005, representing its expected deductible under its insurance policies and other expenses not expected to be reimbursed under the insurance policy. Under its internal risk sharing practice, the Company's aggregate deductible costs are charged to all its operations, not just the locations affected by Hurricane Katrina. The effect on funeral and cemetery costs for the 52 weeks ended December 31, 2005 was $1.3 million and $0.5 million respectively.

        The Company received in 2005, $4.1 million as an advance payment from its insurance companies for claims submitted. This has not been recorded as income but as insurance proceeds to be applied against incurred and anticipated repair and rebuilding costs.

        The Company is self-insured for physical damage to its owned and leased automobiles and charges the aggregate resulting costs to all of its operations. Hurricane Katrina resulted in estimated damages across our vehicles aggregating $0.6 million. The effect of Hurricane Katrina vehicle damage on funeral and cemetery costs for the 52 weeks ended December 31, 2005 was $0.5 million and $0.1 million respectively.

        The Company has business interruption insurance that allows the recovery of operating costs and lost profits. The Company is preparing its analysis in support of a claim. Potential proceeds from this claim cannot currently be reasonably estimated and therefore no receivable or recovery has been recorded as of December 31, 2005.

NOTE 23.    QUARTERLY FINANCIAL DATA (UNAUDITED)

        Certain of the Company's quarterly financial data in the table below have been adjusted from the Company's 2005 and 2004 quarterly reports on Form 10-Q, due to the reclassification of assets held for sale as discontinued operations.

        The 2004 adjustments below represent the incremental adjustments as previously reported on the Company's Annual Report on Form 10-K (Item 8 Note 22) for the 52 weeks ended January 1, 2005.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
52 Weeks Ended December 31, 2005:
Revenue, previously stated	$173,468	$214,782	$176,778	$183,796
Adjustment to reclassify for discontinued operations	—	—	—	90

Revenue, adjusted	$173,468	$214,782	$176,778	$183,886

Gross profit, previously stated	$27,126	$22,901	$28,190	$36,301
Adjustment to reclassify for discontinued operations	—	—	—	1

Gross profit, adjusted	$27,126	$22,901	$28,190	$36,302

Net income	$9,061	$6,905	$12,081	$13,136
Basic income per Common share	$0.22	$0.17	$0.30	$0.33
Diluted income per Common share	$0.21	$0.16	$0.29	$0.32
52 Weeks Ended January 1, 2005:
Revenue, previously stated	$167,103	$210,665	$162,188	$176,834
Adjustment to reclassify for discontinued operations	54	105	93	69

Revenue, adjusted	$167,157	$210,770	$162,281	$176,903

Gross profit, previously stated	$28,498	$32,735	$28,770	$34,808
Adjustment to reclassify for discontinued operations	93	1	15	(15)

Gross profit, adjusted	$28,591	$32,736	$28,785	$34,793

Net income (loss)	$24,365	$(13,379)	$(6,476)	$4,839
Basic income (loss) per Common share	$0.61	$(0.33)	$(0.16)	$0.12
Diluted income (loss) per Common share	$0.60	$(0.33)	$(0.16)	$0.12

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the Company's principal executive officer (the "CEO"), and the Chief Financial Officer, the Company's principal financial officer (the "CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on that evaluation, as of the date of the evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

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

        Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on Management's assessment under the framework in Internal Control — Integrated Framework, management has concluded that internal control over financial reporting was effective as of December 31, 2005.

        The Company's independent registered public accounting firm, KPMG LLP, has audited Management's assessment of the effectiveness of internal controls over financial reporting and the effectiveness of internal controls over financial reporting, as stated in their report which is included herein.

Changes In Internal Controls Over Financial Reporting

        During 2005 the Company enhanced and restructured our Financial Reporting and Tax Departments with the hiring of additional full time finance personnel and engaged external advisors to assist the Company in its accounting for new accounting pronouncements, non-routine and complex business transactions and accounting for income taxes.

        During 2005 the Company completed the implementation of phase 1 of the new tax accounting system for use in financial reporting. The new tax accounting system is designed to improve the accuracy and timing of the state and entity level calculations required for financial statement disclosure and detailed analysis of the valuation allowance.

        During 2005 the Company continued implementing a new pre-need funeral trust accounting software system. The implementation has involved changes to processes, and accordingly, has required changes to internal controls.

        During 2005 the Company enhanced and restructured its field management structure in order to improve the internal controls and accountability for financial reporting matters. The Company also implemented programs and monitoring processes, including location checklists and certifications that are intended to heighten awareness regarding Company policy and procedures.

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

ITEM 9B.    OTHER INFORMATION

        Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alderwoods Group, Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Alderwoods Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alderwoods Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that Alderwoods Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Alderwoods Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alderwoods Group, Inc. as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fifty-two weeks ended December 31, 2005, fifty-two weeks ended January 1, 2005 and fifty-three weeks ended January 3, 2004, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chartered Accountants
Vancouver, Canada

March 10, 2006

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information regarding executive officers required by this Item is incorporated herein by reference to the information contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of Alderwoods Group." In accordance with General Instruction G(3), the information regarding directors, committees of the Board, and procedures by which stockholders may recommend nominees to the Board required by this Item, as well as additional information regarding executive officers and specified information regarding beneficial owners of more than 10% of any class of the Company's registered equity securities required by this Item, is incorporated herein by reference to the information provided under the captions "Proposal No. 1 — Election of Directors — Information Regarding Director Nominees", "The Board, Committees of the Board and Director Compensation — Corporate Governance," "The Board, Committees of the Board and Director Compensation — Determinations Regarding Director Independence and Audit Committee Financial Expert," "The Board, Committees of the Board and Director Compensation — Board and Committee Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" of Alderwoods Group's Proxy Statement to be filed with the SEC and delivered to stockholders in connection with Alderwoods Group's annual meeting of stockholders to be held on April 27, 2006 (the "Proxy Statement").

        The Company has adopted a code of ethics that applies to all employees, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer). The Company's Code of Busines Conduct and Ethics is posted on, and is available, free of charge through, the Company's web site (http://www.alderwoods.com) in the Corporate Governance section of the Investor Relations page. Copies of the code are also available free of charge upon written request to the Company's Secretary at 311 Elm Street, Suite 1000, Cincinnati, Ohio 45202-2706. Any amendments to the Company's Code of Business Conduct and Ethics will be posted on the Company's website within four business days of any such amendment.

ITEM 11.    EXECUTIVE COMPENSATION

        In accordance with General Instruction G(3), the information required by this Item is incorporated herein by reference to the information provided under the captions "Executive Compensation," "The Board, Committees of the Board and Director Compensation — Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        In accordance with General Instruction G(3), the information required by this Item is incorporated herein by reference to the information provided under the captions "Beneficial Ownership of Principal Shareholders, Directors and Management" and "Equity Compensation Plan Information" in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In accordance with General Instruction G(3), the information required by this Item is incorporated herein by reference to the information provided under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        In accordance with General Instruction G(3), the information required by this Item is incorporated herein by reference to the information provided under the caption "Independent Auditor Fees" in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this report:

Financial Statements

    Alderwoods Group, Inc., Consolidated Financial Statements

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005

      Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004

      Consolidated Statements of Operations for the 52 Weeks Ended December 31, 2005, 52 Weeks Ended January 1, 2005, and 53 Weeks Ended January 3, 2004 and 52 Weeks Ended December 28, 2002

      Consolidated Statements of Stockholders' Equity for the 52 Weeks Ended December 31, 2005, 52 Weeks Ended January 1, 2005, and 53 Weeks Ended January 3, 2004 and 52 Weeks Ended December 28, 2002

      Consolidated Statements of Cash Flows for the 52 Weeks Ended December 31, 2005, 52 Weeks Ended January 1, 2005, and 53 Weeks Ended January 3, 2004 and 52 Weeks Ended December 28, 2002

      Notes to Consolidated Financial Statements

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
*10.15	Alderwoods Group, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.16	Alderwoods Group, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
*10.17	Alderwoods Group, Inc. Employee Stock Purchase Plan, as amended and restated**
*10.18	Director Compensation Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
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
*10.28
Performance Plan Definitions and Performance Criteria for the Alderwoods Support Function Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 3, 2006)
21.1	Subsidiaries of Alderwoods Group, Inc.**
23.1	Consent of KPMG LLP**
24.1	Power of Attorney for Messrs. Houston, Sloan, Campbell, Eames, Elson, Hilty, Lacey, Riedl and Snow and Mmes. Cooper and Kirtley (included on the signature page hereto)**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*      Indicates management contract or compensatory plan or arrangement.

**    Filed herewith.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ALDERWOODS GROUP, INC.

December 31, 2005

(in thousands of dollars)

Description	Balance at beginning of period		Charged to costs and expenses		Charged to other accounts		Deductions(2)	Balance at end of period
Allowance for doubtful trade accounts
52 weeks ended December 31, 2005	$12,029		$2,543		$380	(1)	$(4,632)	$10,320
52 weeks ended January 1, 2005	$9,912		$5,384		$(1,402)	(1)	$(1,865)	$12,029
53 weeks ended January 3, 2004	$9,038		$6,607		$(2,011)	(1)	$(3,722)	$9,912
Allowance for pre-need funeral contract cancellations and refunds
52 weeks ended December 31, 2005	$17,287		$2,585		$88		$(3,972)	$15,988
52 weeks ended January 1, 2005	$14,710		$1,587	(4)	$2,599	(5)	$(1,609)	$17,287
53 weeks ended January 3, 2004	$19,020		$1,088	(4)	$(4,030)	(4)	$(1,368)	$14,710
Allowance for pre-need cemetery contract cancellations and refunds
52 weeks ended December 31, 2005	$17,538	(3)	$3,712		$1,102		$(6,704)	$15,648
52 weeks ended January 1, 2005	$18,613	(3)	$5,200	(4)	$(329)	(1)	$(5,946)	$17,538
53 weeks ended January 3, 2004	$22,968	(3)	$7,480	(4)	$(5,912)	(1)	$(5,923)	$18,613
Allowance for doubtful non-trade receivables
52 weeks ended December 31, 2005	$36,079		$(3,353)		$(16,152)	(6)	$(521)	$16,053
52 weeks ended January 1, 2005	$38,277		$1,978		$(2,607)	(7)	$(1,569)	$36,079
53 weeks ended January 3, 2004	$55,600		$1,521		$(15,304)	(7)	$(3,540)	$38,277

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

(6)
The adjustment relates primarily to a $15.0 million note receivable, fully provided for, of which $10.9 million was recovered.

(7)
Relates primarily to tax refunds received for previous years.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALDERWOODS GROUP, INC.
Dated: March 13, 2006	By:	/s/ PAUL A. HOUSTON Paul A. Houston President and Chief Executive Officer

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

/s/ PAUL A. HOUSTON Paul A. Houston	President, Chief Executive Officer and Director (Principal Executive Officer)	Dated: March 13, 2006
/s/ KENNETH A. SLOAN Kenneth A. Sloan	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Dated: March 13, 2006
/s/ LLOYD E. CAMPBELL Lloyd E. Campbell	Director	Dated: March 13, 2006
/s/ ANTHONY G. EAMES Anthony G. Eames	Director	Dated: March 13, 2006
/s/ CHERYL R. COOPER Cheryl R. Cooper	Director	Dated: March 13, 2006

/s/ CHARLES M. ELSON Charles M. Elson	Director	Dated: March 13, 2006
/s/ DAVID R. HILTY David R. Hilty	Director	Dated: March 13, 2006
/s/ OLIVIA KIRTLEY Olivia Kirtley	Director	Dated: March 13, 2006
/s/ JOHN S. LACEY John S. Lacey	Chairman of the Board	Dated: March 13, 2006
/s/ WILLIAM R. RIEDL William R. Riedl	Director	Dated: March 13, 2006
/s/ W. MACDONALD SNOW, JR. W. MacDonald Snow, Jr.	Director	Dated: March 13, 2006

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 99.1 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed September 10, 2001)
2.2	Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.2 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.3	Second Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.3 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.4	Order Approving Modification of Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries and Compromise and Settlement of Claims Filed by Thomas Hardy (incorporated by reference to Exhibit 2.4 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.5	Findings of Fact, Conclusions of Law and Order Confirming Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries, As Modified, dated December 5, 2001 (incorporated by reference to Exhibit 2.5 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.6	Final Order dated December 7, 2001 (incorporated by reference to Exhibit 2.6 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.7	Stock Purchase Agreement dated as of June 17, 2004, by and between Citizens Insurance Company of America and Mayflower National Life Insurance Company (incorporated by reference to Exhibit 2.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 26, 2004)
3.1	Certificate of Incorporation of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
3.2	Bylaws of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-12G/A of Loewen Group International, Inc., SEC File No. 000-33277, filed December 17, 2001)
4.2	Equity Registration Rights Agreement among Alderwoods Group, Inc. and certain holders of Common Stock. (incorporated by reference to Exhibit 4.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.3	Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.4	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed on March 28, 2002)

4.5	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc., and Angelo Gordon & Co. (incorporated by reference to Exhibit 4.6 to the Form 10-Q of Alderwoods Group, Inc., SEC file No. 000-33277, filed July 24, 2002)
4.6	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual Advisors, LLC (incorporated by reference to Exhibit 4.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.7	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and GSCP Recovery, Inc. and GSC Recovery II, L.P. (incorporated by reference to Exhibit 4.8 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.8	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Oaktree Capital Management, LLC (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.9	Indenture governing the 7 3/4% Senior Unsecured Notes due 2012 (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.1	Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America Securities LLC, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.2	Credit Agreement dated September 17, 2003, among Alderwoods Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 12, 2003)
10.3	Amendment No. 1 dated January 23, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.4	Amendment No. 2 dated August 19, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.5	Amendment No. 3 dated December 3, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed December 8, 2004)
10.6	Amendment No. 4 dated March 18, 2005, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 24, 2005)
10.7	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.3 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)

10.8	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.7 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.9	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Ross S. Caradonna (incorporated by reference to Exhibit 10.4 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.10	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 1, 2003)
10.11	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and John S. Lacey (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.12	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Paul A. Houston (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.13	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Aaron Shipper (incorporated by reference to Exhibit 10.1 to Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
10.14	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Mark W. H. Wilson (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
10.15	Alderwoods Group, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
10.16	Alderwoods Group, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
10.17	Alderwoods Group, Inc. Employee Stock Purchase Plan, as amended and restated
10.18	Director Compensation Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
10.19	Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
10.20	Amendment to the Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.21	Alderwoods Support Function Annual Incentive Plan (incorporated by reference to Exhibit 10.19 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2005)
10.22	Description of Compensation of Directors (incorporated by reference to Exhibit 10.20 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed April 28, 2005)
10.23	Form of Indemnification Agreement between Alderwoods Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.33 to Form S-1/A of Alderwoods Group, Inc., SEC File No. 333-85316, filed July 25, 2002)

10.24	2005-2007 Executive Strategic Incentive Plan of Alderwoods Group Canada Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.25	Form of Director Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.7 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.26	Form of Employee Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.8 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.27	Form of Restricted Stock Units Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.28	Performance Plan Definitions and Performance Criteria for the Alderwoods Support Function Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 3, 2006)
21.1	Subsidiaries of Alderwoods Group, Inc.
23.1	Consent of KPMG LLP
24.1	Power of Attorney for Messrs. Houston, Sloan, Campbell, Eames, Elson, Hilty, Lacey, Riedl and Snow and Mmes. Cooper and Kirtley (included on the signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

4.
The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), and internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

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

(c)
Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter (the company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

5.
The company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of company's board of directors (or persons performing the equivalent functions):

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

Dated: March 13, 2006	/s/ PAUL A. HOUSTON Paul A. Houston President, Chief Executive Officer and Director (Principal Executive Officer)

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

4.
The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), and internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

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

(c)
Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter (the company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

5.
The company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of company's board of directors (or persons performing the equivalent functions):

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

Dated: March 13, 2006	/s/ KENNETH A. SLOAN Kenneth A. Sloan Executive Vice President, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of Alderwoods Group, Inc. (the "Company") on Form 10-K for the fifty-two weeks ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Dated: March 13, 2006.	/s/ PAUL A. HOUSTON
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

TABLE OF CONTENTS
GENERAL INFORMATION
FORWARD-LOOKING STATEMENTS
PART I
PART II
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
Condensed Consolidating Balance Sheets
Condensed Consolidating Balance Sheets
Condensed Consolidating Statement of Operations
Condensed Consolidating Statement of Operations
Condensed Consolidating Statement of Operations
Condensed Consolidating Statement of Cash Flows
Condensed Consolidating Statement of Cash Flows
Condensed Consolidating Statement of Cash Flows
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III
PART IV
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS ALDERWOODS GROUP, INC. December 31, 2005 (in thousands of dollars)
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS
CERTIFICATION
CERTIFICATION
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002