Form 10-Q
period 2006-03-25
ALDERWOODS GROUP INC
filed 2006-05-01
CIK 927914

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the 12 weeks (fiscal quarter) ended March 25, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-33277

ALDERWOODS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1522627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
311 Elm Street, Suite 1000, Cincinnati, Ohio (Address of principal executive offices)	45202 (Zip Code)

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

At April 28, 2006, there were 40,672,950 shares of Common Stock outstanding.

ALDERWOODS GROUP, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALDERWOODS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Expressed in thousands of dollars
except number of shares

	March 25, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,140	$7,455
Receivables, net of allowances	45,915	52,862
Inventories	15,382	15,784
Other	7,668	6,885

	77,105	82,986
Pre-need funeral receivables and trust investments	332,053	334,427
Pre-need cemetery receivables and trust investments	305,855	307,322
Cemetery property	116,101	116,467
Property and equipment	540,457	542,901
Insurance invested assets	298,315	294,598
Deferred income tax assets	14,011	13,057
Goodwill	295,887	295,890
Cemetery perpetual care trust investments	246,091	243,805
Other assets	43,124	42,850

	$2,268,999	$2,274,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$109,146	$119,734
Current maturities of long-term debt	2,402	2,435

	111,548	122,169
Long-term debt	361,347	371,040
Deferred pre-need funeral and cemetery contract revenue	74,857	91,618
Non-controlling interest in funeral and cemetery trusts	564,353	548,497
Insurance policy liabilities	275,473	266,729
Deferred income tax liabilities	9,976	10,552
Other liabilities	25,540	21,983

	1,423,094	1,432,588

Non-controlling interest in perpetual care trusts	246,344	243,962
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,471,483 issued and outstanding (December 31, 2005—40,458,864)	405	405
Capital in excess of par value	744,167	743,126
Accumulated deficit	(167,902)	(172,405)
Accumulated other comprehensive income	22,891	26,627

	599,561	597,753

	$2,268,999	$2,274,303

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Expressed in thousands of dollars
except per share amounts and number of shares

	12 Weeks Ended
	March 25, 2006	March 26, 2005
Revenue
Funeral	$121,131	$124,013
Cemetery	37,831	38,304
Insurance	22,855	21,568

	181,817	183,885

Costs and expenses
Funeral	95,362	94,113
Cemetery	33,158	33,184
Insurance	21,907	20,287

	150,427	147,584

	31,390	36,301
General and administrative expenses	14,515	10,643
Provision for asset impairment	—	(1,219)

	14,515	9,424

Income from operations	16,875	26,877
Interest on long-term debt (Note 3)	6,478	7,516
Other expense (income), net	(158)	(5,800)

Income before income taxes	10,555	25,161
Income taxes	4,810	11,192

Income from continuing operations	5,745	13,969
Loss from discontinued operations (Note 10)	—	(833)

Income before cumulative effect of change in accounting principle	5,745	13,136
Cumulative effect of change in accounting principle	(1,242)	—

Net income	$4,503	$13,136

Basic earnings per Common share:
Income from continuing operations	$0.14	$0.35
Loss from discontinued operations	—	(0.02)
Cumulative effect of change in accounting principle	(0.03)	—

Net income	$0.11	$0.33

Diluted earnings per Common share:
Income from continuing operations	$0.14	$0.34
Loss from discontinued operations	—	(0.02)
Cumulative effect of change in accounting principle	(0.03)	—

Net income	$0.11	$0.32

Basic weighted average number of shares outstanding (thousands)	40,466	40,049

Diluted weighted average number of shares outstanding (thousands)	42,301	41,312

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

Expressed in thousands of dollars except number of shares

	Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2005	40,458,864	$405	$743,126	$(172,405)	$26,627	$597,753
Comprehensive income:
Net income				4,503		4,503
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $nil					(359)	(359)
Unrealized loss on insurance invested assets, net of tax recovery of $1,623					(3,013)	(3,013)
Less: reclassification adjustments for realized losses on insurance invested assets included in net income, net of income taxes of $nil					1	1
Unrealized loss on derivatives, net of income taxes of $nil					(10)	(10)
Less: reclassification adjustments for realized gains on derivatives included in net income, net of income taxes of $nil					(355)	(355)

Comprehensive income						767
Stock based compensation			888			888
Common stock issued:
Stock issued as compensation in lieu of cash	5,119		85			85
Stock issued under equity incentive plan	7,500		68			68

Balance at March 25, 2006	40,471,483	$405	$744,167	$(167,902)	$22,891	$599,561

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Expressed in thousands of dollars

	12 Weeks Ended
	March 25, 2006	March 26, 2005
CASH PROVIDED BY (APPLIED TO)
Operations
Net income	$4,503	$13,136
Loss from discontinued operations	—	833
Cummulative effect of change in accounting principle	1,242	—
Items not affecting cash
Depreciation and amortization	9,510	10,136
Amortization of debt issue costs	455	905
Stock based compensation	888	—
Insurance policy benefit reserves	8,953	10,564
Provision for asset impairment	—	(1,219)
Gain on disposal of business assets	(183)	(5,831)
Deferred income taxes	(725)	6,447
Premium on long-term debt repurchase	—	282
Other, including net changes in other non-cash balances	(4,190)	6,972

Net cash provided by continuing operations	20,453	42,225
Net cash provided by discontinued operations	—	211

	20,453	42,436

Investing
Proceeds on disposition of business assets	2,034	10,488
Purchase of property and equipment	(4,753)	(4,605)
Purchase of insurance invested assets	(23,365)	(48,061)
Proceeds on disposition and maturities of insurance invested assets	15,974	37,778

Net cash used in continuing operations	(10,110)	(4,400)
Net cash provided by discontinued operations	—	1,163

	(10,110)	(3,237)

Financing
Increase in long-term debt	—	5,151
Repayment of long-term debt	(9,726)	(37,072)
Issuance of Common stock	68	269

Net cash used in continuing operations	(9,658)	(31,652)
Net cash used in discontinued operations	—	(48)

	(9,658)	(31,700)

Increase in cash and cash equivalents	685	7,499
Cash and cash equivalents, beginning of period	7,455	9,379

Cash and cash equivalents, end of period	$8,140	$16,878

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Tabular amounts expressed in thousands of dollars except per share amounts)

NOTE 1.    NATURE OF OPERATIONS

        Alderwoods Group, Inc., a Delaware corporation ("Alderwoods Group" and, together with its subsidiaries unless the context otherwise requires, the "Company"), is the second-largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As of March 25, 2006, the Company operated 584 funeral homes, 73 cemeteries and 60 combination funeral homes and cemeteries throughout North America.

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

        All significant inter-entity balances and transactions have been eliminated in the consolidated financial statements. The interim consolidated financial statements have been prepared using the United States dollar and are presented in accordance with United States generally accepted accounting principles ("GAAP").

        The interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results as of March 25, 2006, and for the 12 weeks ended March 25, 2006, and March 26, 2005. The interim consolidated financial statements have been prepared on a basis consistent with the accounting policies described in the Company's Annual Report on Form 10-K for the 52 weeks ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission ("SEC") and should be read in conjunction therewith.

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

Stock-based compensation plans

        Prior to January 1, 2006, the Company accounted for employee stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires measurement of compensation cost for employee stock-based awards based upon fair value over the requisite service period for awards expected to vest. Furthermore, under SFAS 123R, liability based awards are recorded at fair value through to their settlement date.

Equity incentive plans and change in accounting policy

        Pursuant to the provisions of SFAS 123R, the Company applied the modified-prospective transition method. Under this method, the fair value provision of SFAS 123R is applied to new employee share-based payment awards granted or awards modified, repurchased or cancelled after December 31, 2005. Measurement and attribution of compensation cost for unvested awards at December 31, 2005, granted prior to the adoption of SFAS 123R, are recognized based upon the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, after adjustment for estimated forfeitures. Accordingly, SFAS 123R no longer permits pro-forma disclosure for income statement periods after December 31, 2005 and compensation expense will be recognized for all share-based payments based on grant-date fair value.

        The fair value of restricted stock units and the fair value of stock options are determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in the footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The Company recorded stock-based compensation expense for equity incentive plans of $888,000 for the 12 weeks ended March 25, 2006. Had SFAS 123R been effective for the comparative period, stock-based compensation expense for equity incentive plans of $754,000 would have been recorded for the 12 weeks ended March 26, 2005.

Executive strategic incentive plan

        The 2005-2007 Executive Strategic Incentive Plan, approved by the Board of Directors on July 21, 2005, is a performance based compensation plan designed to motivate and reward the senior management team for achieving shareholder value objectives. The plan provides cash awards to the senior executives based on the Company's Common Stock reaching the threshold of an average price of $17.00 for the period from December 1, 2007 to December 31, 2007. The amount of the cash award increases the more the stock price exceeds the $17.00 threshold target price. Achieving an average stock price of $17.00 results in an aggregate cash award of $5,600,000. Achieving an average stock price of $18.00 results in an aggregate cash award of $8,000,000. The aggregate cash award increases by $1.6 million for every $1.00 in appreciation of the average stock price beyond $18.00. In the event of a change in control of the Company, the cash awards would be calculated based upon the stock price on the date of the change in control and become payable within 30 days of the change in control. Prior to the implementation of SFAS 123R, no compensation expense was recorded in the 52 weeks ended December 31, 2005 as the stock price at December 31, 2005 was less than the threshold target price for the Executive Strategic Incentive Plan.

        With the adoption of SFAS 123R, this incentive plan is classified as a liability based award resulting in the measurement of the estimated fair value at each reporting date, until December 31, 2007 when the actual liability is determined. The Company records an expense equal to the portion of the fair value relative to the term of the plan. The Company determines the fair value using a Monte Carlo model. This model uses term-to-expiry and stock price assumptions as at the measurement date, together with expected volatility, risk-free interest rate and dividend yield assumptions consistent with the valuation of the Company's stock options. The adoption of SFAS 123R resulted in a cumulative effect of change in accounting principle of $1,242,000, which reflects the estimated accrued liability as of January 1, 2006 (fair value of $6,624,000, based on a stock price of $15.87), the adoption date of SFAS 123R. The estimated accrued liability as of March 25, 2006 of $2,695,000 (fair value of $9,584,000, based on a stock price of $16.84) reflects the additional compensation expense of $1,453,000 in the 12 weeks ended March 25, 2006.

Pro-forma disclosure

        The application of SFAS 123R to stock options, restricted stock units and the Executive Strategic Incentive Plan has the following pro forma effect on the 12 weeks ended March 25, 2006 and the 12 weeks ended March 26, 2005 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting:

	12 Weeks Ended March 25, 2006
	Pro Forma Disclosure	SFAS 123(R) Adjustments	As Reported
Income from operations	$19,216	$(2,341)	$16,875
Income before income taxes	12,896	(2,341)	10,555
Income taxes	4,410	77	4,810
Income from continuing operations	8,009	(2,264)	5,745
Income before cumulative effect of change in accounting principle	8,009	(2,264)	5,745
Cumulative effect of change in accounting principle	—	(1,242)	(1,242)

Net Income	$8,009	$(3,506)	$4,503
Basic earnings per Common share:
Income from continuing operations	$0.20	$(0.06)	$0.14
Loss from discontinued operations	—	—	—
Cumulative effect of change in accounting principle	—	(0.03)	(0.03)

Net income	$0.20	$(0.09)	$0.11

Diluted earnings per common share:
Income from continuing operations	$0.20	$(0.06)	$0.14
Loss from discontinued operations	—	—	—
Cumulative effect of change in accounting principle	—	(0.03)	(0.03)

Net income	$0.20	$(0.09)	$0.11

	12 Weeks Ended March 26, 2005
	Pro Forma Disclosure	SFAS 123(R) Adjustments	As Reported
Income from operations	$26,123	$754	$26,877
Income before income taxes	24,407	754	25,161
Income taxes	11,105	(87)	11,192
Income from continuing operations	13,302	667	13,969
Income before cumulative effect of change in accounting principle	12,469	667	13,136
Cumulative effect of change in accounting principle	—	—	—

Net Income	$12,469	$667	$13,136
Basic earnings per Common share:
Income from continuing operations	$0.33	$0.02	$0.35
Loss from discontinued operations	(0.02)	—	(0.02)
Cumulative effect of change in accounting principle	—	—	—

Net income	$0.31	$0.02	$0.33

Diluted earnings per Common share:
Income from continuing operations	$0.32	$0.02	$0.34
Loss from discontinued operations	(0.02)	—	(0.02)
Cumulative effect of change in accounting principle	—	—	—

Net income	$0.30	$0.02	$0.32

Employee stock purchase plan

        In April of 2005, the Company's stockholders approved the adoption of a compensatory employee stock purchase plan to provide for the purchase on the open market, to a maximum of 1,100,000, shares of Common stock of the Company. Eligible employees may authorize payroll deductions of up to 5% of their regular base salary to purchase shares of Common stock of the Company on the open market on a monthly basis. The Company will make a cash contribution to purchase shares of common stock of the Company as additional compensation to each participant equal to 50% of the employee's contribution for that month. For the 12 weeks ended March 25, 2006, a total of 28,034 shares were purchased and distributed to employees at an average price of $16.64 per share and compensation expense of $155,000 was incurred.

Comparability

        Certain comparative amounts have been reclassified to conform to the presentation adopted in the current year.

NOTE 3.    LONG-TERM DEBT

        Long-term debt consists of the following:

	March 25, 2006	December 31, 2005
Revolving credit facility (a)	$—	$4,000
Senior secured term loan B due in 2009 (a)(b)	156,683	161,683
7.75% Senior unsecured notes due in 2012 (c)	200,000	200,000
Promissory notes and capitalized obligations, certain of which are secured by assets of certain subsidiaries	7,066	7,792

	363,749	373,475
Less, current maturities of long-term debt	2,402	2,435

	$361,347	$371,040

(a)
In 2003, the Company entered into a senior secured facility (the "Credit Agreement"), which after subsequent amendments, includes a $368,000,000 Senior Secured Term Loan B due September 29, 2009 (the "Term Loan B") and a $75,000,000 revolving credit facility (the "Revolving Credit Facility"), of which $35,000,000 is available in the form of letters of credit.

  The Revolving Credit Facility is intended to be used primarily to fund the Company's working capital requirements. The Revolving Credit Facility bears interest at a rate per annum in accordance with graduated pricing based upon the Company's consolidated leverage ratio, and the Company has the option to elect an interest rate equal to either (i) a base rate (7.50% at March 25, 2006), plus 1.75% (based upon the Company's consolidated leverage ratio at March 25, 2006), or (ii) LIBOR (4.96% for the three-month LIBOR at March 25, 2006), plus 2.75% (based upon the Company's consolidated leverage ratio at March 25, 2006). An annual fee of 0.50% is charged on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility matures on September 29, 2008.

  Material covenants in the Credit Agreement include a requirement to maintain a minimum interest coverage ratio and fixed charge coverage ratio, a requirement not to exceed a maximum leverage ratio, an annual maximum on capital expenditures and cemetery development, and specified maximum amounts for capital lease obligations, indebtedness, acquisitions, certain investments, and sales of accounts receivable. Outstanding principal amounts and interest accrued and unpaid may, at the election of the requisite lenders, become immediately due and payable and further commitments by the lenders to make loans may, at the election of the requisite lenders, be terminated upon the occurrence of events of default specified in the Credit Agreement. As of March 25, 2006, the Company was in compliance with all covenants and was not in breach of any provision of the Credit Agreement that would cause an event of default to occur. The Credit Agreement is secured by specified real property, and substantially all personal property of Alderwoods Group and specified subsidiaries.

  As of March 25, 2006, the amount available under the Revolving Credit Facility was $75,000,000, reduced by $18,930,000 in outstanding letters of credit.

(b)
The Term Loan B provides the Company with an option to elect an interest rate equal to either (i) a base rate (7.50% at March 25, 2006), plus 1.00%, or (ii) LIBOR (4.96% for the three-month LIBOR at March 25, 2006), plus 2.00%. The weighted average rate of interest was 6.74% at March 25, 2006.

  The Term Loan B is repayable in quarterly principal installments from March 25, 2006, to June 13, 2009 (subject to reduction for prepayments) of 0.25% of the aggregate principal amount of the Term Loan B outstanding as of December 3, 2004, with a lump sum payment of the then-outstanding amount on the maturity date. The Company has prepaid the required quarterly principal installments up to and including the second quarter of its 2007 fiscal year.

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

        In certain change of control situations, Alderwoods Group may be required to make an offer to purchase the then-outstanding Eight-Year Senior Unsecured Notes at a price equal to 101% of their stated principal amount, plus accrued and unpaid interest to the applicable repurchase date and Liquidated Damages, if any.

        The Credit Agreement and the indenture governing the Eight-Year Senior Unsecured Notes restrict the Company's ability to engage in asset sales. The Credit Agreement and the indenture governing the Eight-Year Senior Unsecured Notes prohibit dispositions of assets unless the assets disposed of fulfill the requirements of specified exceptions. The indenture governing the Eight-Year Senior Unsecured Notes excepts, among other exceptions, assets with a fair market value less than $5,000,000. One specified exception contained in the Credit Agreement is dispositions of any of a group of identified "discontinued assets"; another is dispositions of assets not exceeding $35,000,000 book value in the aggregate over the life of the Credit Agreement, provided that (i) the consideration received is at least equal to fair market value and (ii) not less than 75% of the consideration is paid in cash or cash equivalents. Within 270 days of the receipt of net proceeds from any such asset sale, the Company has the ability to apply such net proceeds at its option (or as otherwise required) to invest in non-current operating assets (or enter into agreements for such investment which agreements are consummated within 360 days of such receipt of asset sale proceeds). Up to $10,000,000 of such net proceeds in any fiscal year (but not in excess of $40,000,000 in the aggregate over the term of the Credit Agreement) may be applied to make capital expenditures. To the extent the Company receives net proceeds in excess of additional specified thresholds and such excess is not applied to invest in non-current operating assets or make capital expenditures as described in the two immediately preceding sentences, the Company must make mandatory repayments under the Credit Agreement and, after all indebtedness under the Credit Agreement has been repaid, offer to purchase the Eight-Year Senior Unsecured Notes at a purchase price equal to 100.00% of the stated principal amount, plus accrued and unpaid interest and Liquidated Damages, if any.

        Covenants in the Credit Agreement and the indenture governing the Eight-Year Senior Unsecured Notes restrict, and under specified circumstances prohibit, the payment of dividends by the Company.

NOTE 4.    LEGAL CONTINGENCIES

        Funeral Consumers Alliance, Inc. et al v. Alderwoods Group, Inc. et al was filed in the United States District Court for the Northern District of California in April, 2005. This case has been transferred to the United States District Court for the Southern District of Texas, Case No. CV3394. To date, six separate class action lawsuits, including Francis H. Rocha v. Alderwoods Group, Inc. et al, Marcia Berger v. Alderwoods Group, Inc. et al, Maria Magsarili and Tony Magsarili v. Alderwoods Group, Inc. et al, Caren Speizer v. Alderwoods Group, Inc. et al, and Frank Moroz v. Alderwoods Group, Inc. et al ("Funeral Consumer Cases"), have been consolidated into this case. Two other cases, also transferred to the United States District Court for the Southern District of Texas, Pioneer Valley Casket Co. v. Alderwoods Group, Inc. et al ("Pioneer Valley") and Ralph Fancher et al v. Alderwoods Group, Inc. et al ("Fancher"), have been consolidated into this case for purposes of discovery only.

        All of these cases, including Pioneer Valley and Fancher, are purported class actions on behalf of casket consumers throughout the United States. The suits name as defendants the Company and four other public companies involved in the funeral or casket industry. Except for Fancher, which alleges violations of State of Tennessee antitrust laws only, all of the Funeral Consumer Cases and Pioneer Valley allege that defendants violated federal and state antitrust laws by engaging in anticompetitive practices with respect to the sale and pricing of caskets. All of the cases, including Fancher, seek injunctions, unspecified amounts of monetary damages, and treble damages. Motions to Dismiss filed by the Company and all other defendants are pending in the Funeral Consumer Cases and Pioneer Valley and Fancher. Plaintiffs in all these cases have yet to provide any meaningful information regarding their alleged damages. As a result, the Company cannot quantify its ultimate liability, if any, for the payment of damages. The Company believes plaintiffs' claims are without merit and intends to vigorously defend itself in these actions.

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

        In addition, the Company is party to other legal proceedings in the ordinary course of business, and believes it has made adequate provision for estimated potential liabilities. The Company does not expect the outcome of these proceedings, individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 5.    SUPPLEMENTARY STATEMENTS OF CASH FLOWS DISCLOSURE

        Supplemental disclosures related to the statement of cash flows consist of the following:

	12 Weeks Ended
	March 25, 2006	March 26, 2005
Decrease (increase) in assets:
Receivables, net of allowances
Trade	$3,711	$7,130
Other	3,124	606
Inventories	329	(55)
Prepaid expenses	(1,185)	16,106
Cemetery property	(1,424)	(937)
Other assets	(761)	(2,087)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(10,151)	(11,407)
Net effect of pre-need receivables and deferred revenue	2,971	4,523
Other liabilities	2,960	(6,526)
Insurance policy liabilities	(209)	1,010
Other changes in non-cash balances	(3,555)	(1,391)

	$(4,190)	$6,972

Supplemental information:
Interest paid	$10,036	$11,832
Income taxes paid, net of refunds	(1,195)	391
Bad debt expense	1,094	522
Non-cash investing and financing activities:
Stock issued as compensation in lieu of cash	$85	$15
Restricted cash investing and financing activities:
Purchases of funeral, cemetery, and perpetual care trust investments	76,972	107,274
Proceeds on disposition and maturities of funeral, cemetery, and perpetual care trust investments	64,464	147,468
Increase in non-controlling interests in funeral, cemetery and perpetual care trusts	32,770	11,588
Decrease in non-controlling interests in funeral, cemetery and perpetual care trusts upon fulfillment of pre-need contracts	15,325	14,014

NOTE 6.    SUPPLEMENTARY FINANCIAL INFORMATION

        A summary of certain balance sheet accounts is as follows:

	March 25, 2006	December 31, 2005
Receivables, net of allowances:
Customer receivables	$47,603	$50,459
Allowance for doubtful accounts	(11,290)	(10,320)
Other	9,602	12,723

	$45,915	$52,862

Pre-need funeral receivables and trust investments:
Customer receivables	$38,723	$38,438
Allowance for contract cancellations and refunds	(14,237)	(15,988)
Funeral trust investments	297,612	282,084
Amounts receivable from funeral trusts	9,955	29,893

	$332,053	$334,427

Pre-need cemetery receivables and trust investments:
Customer receivables	$60,089	$61,749
Unearned finance income	(6,051)	(6,232)
Allowance for contract cancellations and refunds	(16,244)	(15,648)
Cemetery merchandise and service trust investments	268,061	267,453

	$305,855	$307,322

Cemetery property:
Developed land and lawn crypts	$39,528	$38,368
Undeveloped land	30,007	31,243
Mausoleums	46,566	46,856

	$116,101	$116,467

Property and equipment:
Land	$161,916	$162,287
Buildings and improvements	388,995	386,068
Automobiles	10,206	10,652
Furniture, fixtures and equipment	70,799	69,570
Computer hardware and software	29,714	29,061
Accumulated depreciation and amortization	(121,173)	(114,737)

	$540,457	$542,901

Other assets:
Intangible assets	$19,060	$18,741
Deferred finance costs	23,285	23,359
Accumulated amortization	(15,713)	(15,258)
Notes receivable	2,877	3,016
Other	13,615	12,992

	$43,124	$42,850

Accounts payable and accrued liabilities:
Bank overdraft	$5,378	$7,191
Trade payables	14,249	13,634
Interest	1,326	5,169
Accrued liabilities	13,487	21,629
Accrued insurance	21,886	21,261
Accrued taxes	38,412	32,199
Other	14,408	18,651

	$109,146	$119,734

Deferred pre-need contract revenue:
Funeral	$53,173	$72,087
Cemetery	21,684	19,531

	$74,857	$91,618

Other liabilities:
Perpetual care liability	$7,924	$7,860
Deferred compensation	13,443	9,929
Other	4,173	4,194

	$25,540	$21,983

NOTE 7.    SEGMENT REPORTING

        The Company's reportable segments are comprised of the three businesses it operates, each of which offers different products and services: funeral homes, cemeteries and insurance. There has been no change in the basis of this segmentation, accounting policies of the segments or the basis of measurement of segment profit or loss from that disclosed in the Company's Annual Report on Form 10-K for the 52 weeks ended December 31, 2005, as filed with the SEC.

        The Company sells primarily to external customers, though any inter-segment sales or transfers occur at market price. The Company evaluates performance based on income from operations of the respective businesses.

For the 12 Weeks Ended:	Funeral	Cemetery	Insurance	Other	Consolidated
Revenue earned from external sales:
March 25, 2006	$121,131	$37,831	$22,855	$—	$181,817
March 26, 2005	$124,013	$38,304	$21,568	$—	$183,885
Income from operations:
March 25, 2006	$25,769	$4,673	$948	$(14,515)	$16,875
March 26, 2005	$29,761	$6,477	$1,282	$(10,643)	$26,877
Depreciation and amortization:
March 25, 2006	$5,730	$2,915	$27	$838	$9,510
March 26, 2005	$5,711	$3,285	$40	$1,100	$10,136
Purchase of property and equipment:
March 25, 2006	$1,533	$2,095	$3	$1,122	$4,753
March 26, 2005	$1,908	$1,027	$64	$1,606	$4,605
Development of cemetery property:
March 25, 2006	$—	$1,323	$—	$—	$1,323
March 26, 2005	$—	$522	$—	$—	$522
Total assets at:
March 25, 2006	$1,095,735	$809,175	$331,598	$32,491	$2,268,999
December 31, 2005	$1,107,916	$807,673	$326,160	$32,554	$2,274,303
Goodwill at:
March 25, 2006	$295,887	$—	$—	$—	$295,887
December 31, 2005	$295,890	$—	$—	$—	$295,890

        The following table reconciles earnings from operations of reportable segments to total income and identifies the components of "Other" segment earnings from operations:

	12 Weeks Ended
	March 25, 2006	March 26, 2005
Earnings from operations of funeral, cemetery and insurance segments	$31,390	$37,520
Other expenses of operations:
General and administrative expenses	(14,515)	(10,643)

Income from operations	$16,875	$26,877

NOTE 8.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL INFORMATION

        The following presents the condensed consolidating guarantor financial information as of March 25, 2006 and December 31, 2005 and for the 12 weeks ended March 25, 2006 and March 26, 2005 for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the 7.75% Senior Unsecured Notes due in 2012, and the Company's subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Canadian and Puerto Rican subsidiaries, insurance subsidiaries and certain domestic subsidiaries that are prohibited by law from guaranteeing the 7.75% Senior Unsecured Notes due in 2012.

Condensed Consolidating Balance Sheets

	March 25, 2006
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
ASSETS
Cash and cash equivalents	$—	$5,017	$3,123	$—	$8,140
Other current assets	—	55,890	13,075	—	68,965
Pre-need funeral receivables and trust investments	—	260,629	300,563	(229,139)	332,053
Pre-need cemetery receivables and trust investments	—	286,233	274,146	(254,524)	305,855
Cemetery property and property and equipment	—	547,800	108,758	—	656,558
Insurance invested assets	—	—	298,315	—	298,315
Goodwill	—	240,379	55,508	—	295,887
Investment in subsidiaries	1,088,106	(91,866)	—	(996,240)	—
Cemetery perpetual care trust investment	—	—	246,091	—	246,091
Other assets	7,572	17,665	31,898	—	57,135

Total assets	$1,095,678	$1,321,747	$1,331,477	$(1,479,903)	$2,268,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities	$39,282	$71,492	$(1,628)	$—	$109,146
Current maturities of long-term debt	—	2,379	23	—	2,402
Intercompany, net of investments in and advances to affiliates	100,169	(285,739)	185,570	—	—
Long-term debt	356,683	4,664	—	—	361,347
Deferred pre-need funeral and cemetery contract revenue and non-controlling interest in funeral and cemetery trusts	—	534,356	588,517	(483,663)	639,210
Insurance policy liabilities	—	—	275,473	—	275,473
Other liabilities	(17)	20,293	15,240	—	35,516
Non-controlling interest in perpetual care trusts	—	—	246,344	—	246,344
Stockholders' equity	599,561	974,302	21,938	(996,240)	599,561

Total liabilities and stockholders' equity	$1,095,678	$1,321,747	$1,331,477	$(1,479,903)	$2,268,999

Condensed Consolidating Balance Sheets

	December 31, 2005
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
ASSETS
Cash and cash equivalents	$—	$4,034	$3,421	$—	$7,455
Other current assets	1,964	60,070	13,497	—	75,531
Pre-need funeral receivables and trust investments	—	260,915	285,617	(212,105)	334,427
Pre-need cemetery receivables and trust investments	—	287,522	273,732	(253,932)	307,322
Cemetery property and property and equipment	—	549,860	109,508	—	659,368
Insurance invested assets	—	—	294,598	—	294,598
Goodwill	—	247,160	48,730	—	295,890
Investment in subsidiaries	1,075,366	(91,898)	—	(983,468)	—
Cemetery perpetual care trust investment	—	464	243,341	—	243,805
Other assets	8,101	17,367	30,439	—	55,907

Total assets	$1,085,431	$1,335,494	$1,302,883	$(1,449,505)	$2,274,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities	$39,333	$73,597	$6,804	$—	$119,734
Current maturities of long-term debt	—	2,412	23	—	2,435
Intercompany, net of investments in and advances to affiliates	82,643	(260,549)	177,906	—	—
Long-term debt	365,683	5,357	—	—	371,040
Deferred pre-need funeral and cemetery contract revenue and non-controlling interest in funeral and cemetery trusts	—	533,061	573,091	(466,037)	640,115
Insurance policy liabilities	—	—	266,729	—	266,729
Other liabilities	19	20,040	12,476	—	32,535
Non-controlling interest in perpetual care trusts	—	—	243,962	—	243,962
Stockholders' equity	597,753	961,576	21,892	(983,468)	597,753

Total liabilities and stockholders' equity	$1,085,431	$1,335,494	$1,302,883	$(1,449,505)	$2,274,303

Condensed Consolidating Statement of Operations (unaudited)

	12 Weeks Ended March 25, 2006
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
Revenues	$—	$136,713	$45,104	$—	$181,817
Costs and expenses	—	110,720	39,707	—	150,427
General and administrative expenses	582	1,039	12,894	—	14,515

Income (loss) from operations	(582)	24,954	(7,497)	—	16,875
Interest on long-term debt	6,423	103	(48)	—	6,478
Intercompany charges	4,647	8,752	(13,399)	—	—
Other expense (income), net	—	(264)	106	—	(158)

Income (loss) before income taxes	(11,652)	16,363	5,844	—	10,555
Income taxes	316	2,461	2,033	—	4,810

Income (loss) from continuing operations	(11,968)	13,902	3,811	—	5,745

Equity in subsidiaries	17,713	(203)	—	(17,510)	—
Loss from discontinued operations	—	—	—	—	—

Income before cumulative effect of change in accounting principle	5,745	13,699	3,811	(17,510)	5,745
Cumulative effect of change in accounting principle	(1,242)	—	—	—	(1,242)

Net income	$4,503	$13,699	$3,811	$(17,510)	$4,503

Condensed Consolidating Statement of Operations (unaudited)

	12 Weeks Ended March 26, 2005
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
Revenues	$—	$140,358	$43,527	$—	$183,885
Costs and expenses	—	109,946	37,638	—	147,584
General and administrative expenses	(83)	(1,133)	11,859	—	10,643
Provision for asset impairment	—	(1,198)	(21)	—	(1,219)

Income (loss) from operations	83	32,743	(5,949)	—	26,877
Interest on long-term debt	7,310	187	40	(21)	7,516
Intercompany charges	2,209	6,483	(8,692)	—	—
Other expense (income), net	—	(5,928)	128	—	(5,800)

Income (loss) before income taxes	(9,436)	32,001	2,575	21	25,161
Income taxes	176	9,876	1,140	—	11,192

Income (loss) from continuing operations	(9,612)	22,125	1,435	21	13,969

Equity in subsidiaries	22,748	78	—	(22,826)	—
Loss from discontinued operations	—	(545)	(267)	(21)	(833)

Income before cumulative effect of change in accounting principle	13,136	21,658	1,168	(22,826)	13,136
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income	$13,136	$21,658	$1,168	$(22,826)	$13,136

Condensed Consolidating Statement of Cash Flows (unaudited)

	12 Weeks Ended March 25, 2006
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities of continuing operations	$8,930	$3,023	$8,500	$—	$20,453
Cash flows from investing activities of continuing operations	—	(1,320)	(8,790)	—	(10,110)
Cash flows from financing activities of continuing operations	(8,928)	(726)	(4)	—	(9,658)

Increase (decrease) in cash and cash equivalents	2	977	(294)	—	685
Cash and cash equivalents, beginning of period	(2)	4,040	3,417	—	7,455

Cash and cash equivalents, end of period	$—	$5,017	$3,123	$—	$8,140

Condensed Consolidating Statement of Cash Flows (unaudited)

	12 Weeks Ended March 26, 2005
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities of continuing operations	$30,644	$5,453	$6,107	$21	$42,225
Cash flows from operating activities of discontinued operations	—	268	(36)	(21)	211
Cash flows from investing activities of continuing operations	—	7,526	(11,926)	—	(4,400)
Cash flows from investing activities of discontinued operations	—	95	1,068	—	1,163
Cash flows from financing activities of continuing operations	(30,641)	(881)	(130)	—	(31,652)
Cash flows from financing activities of discontinued operations	—	—	(48)	—	(48)

Increase (decrease) in cash and cash equivalents	3	12,461	(4,965)	—	7,499
Cash and cash equivalents, beginning of period	(3)	6,387	2,995	—	9,379

Cash and cash equivalents, end of period	$—	$18,848	$(1,970)	$—	$16,878

NOTE 9.    PROVISION FOR ASSET IMPAIRMENT

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS No. 144 requires that long-lived assets to be held and used be recorded at the lower of carrying amount or fair value. Long-lived assets to be disposed of are to be recorded at the lower of carrying amount or fair value, less estimated costs to sell.

        Previously, the Company designated certain parcels of surplus real estate as held for sale, as they do not meet the Company's future geographic and strategic objectives. During the 12 weeks ended March 26, 2005, the Company determined that the fair market value, less estimated costs to sell exceeded the carrying amounts of certain parcels of the surplus real estate. Accordingly, the Company recorded a long-lived asset impairment recovery of $1,219,000 for the 12 weeks ended March 26, 2005.

        As of March 25, 2006, in conjunction with the Company's ongoing assessment to ensure that each of the Company's properties fits into the Company's strategy, the Company held four funeral homes for sale. The net carrying amount of these locations was $727,000, which was less than estimated aggregate fair market value. The fair market values were determined by specific offers or bids, or estimates based on comparable recent sales transactions. For the 12 weeks ended March 25, 2006, these properties had funeral home revenues and costs of $230,000 and $162,000 (March 26, 2005—$303,000 and $228,000), respectively.

        The assets of $3,467,000 (December 31, 2005—$3,121,000) and liabilities of $2,740,000 (December 31, 2005—$1,858,000) of these locations are classified according to their nature in the consolidated balance sheets and, on the basis of materiality, have not been identified separately as to assets held for sale and liabilities associated with assets held for sale in the balance sheet.

        In addition, for the 12 weeks ended March 25, 2006, the total revenues and costs of disposed funeral home locations which were not reclassified to discontinued operations were $211,000 and $286,000 (March 26, 2005—$467,000 and $386,000), respectively.

        The asset impairment provisions include management estimates. As a result, actual results could differ significantly from these estimates.

NOTE 10.    DISCONTINUED OPERATIONS OF ASSETS HELD FOR SALE

        Over the previous four fiscal years, the Company engaged in a strategic market rationalization assessment to dispose of cemetery and funeral operating locations that did not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land. The Company will on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit in the Company's strategy.

        As of January 1, 2005, the Company had 18 funeral, six cemetery and four combination locations which had not been sold within one year of being added to the disposal list. The Company completed the sale of all these locations during 2005, except for one cemetery which was reclassified back to continuing operations.

        The revenues and costs and impairment provisions for the locations identified as discontinued operations are presented in the following table:

12 Weeks Ended March 26, 2005
Revenue
Funeral	$1,459
Cemetery	454

$1,913

Gross margin
Funeral	$19
Cemetery	(180)

(161)
Provision for asset impairment	568

Loss from discontinued operations	(729)
Interest on long-term debt	23
Other expense (income), net	81

Loss from discontinued operations, before tax	(833)
Income tax provision for discontinued operations	—

Loss from discontinued operations	$(833)

Depreciation included in gross margin of discontinued operations	$13

NOTE 11.    INCOME PER SHARE

        The basic and diluted income per share computations for net income were as follows:

	12 Weeks Ended
	March 25, 2006	March 26, 2005
Income (numerator):
Net income attributable to Common stockholders	$4,503	$13,136

Shares (denominator):
Basic weighted average number of shares of Common stock outstanding (thousands)	40,466	40,049
Effect of stock options assumed exercised (thousands)	1,835	1,263

Diluted weighted average number of shares of Common stock outstanding (thousands)	42,301	41,312

        For the 12 weeks ended March 25, 2006, 5,004,750 employee and director stock options were dilutive to earnings and are included in the computation of diluted earnings per share. Warrants to purchase

2,992,000 shares of Common stock were not included in the computation of diluted earnings per share, because they were anti-dilutive.

NOTE 12.    EFFECT OF HURRICANE KATRINA

        During the 52 weeks ended December 31, 2005, some of the Company's operations were affected by Hurricane Katrina. The Company operated 30 funeral homes, four cemeteries and a limousine company in those areas of Louisiana and Mississippi that were affected by the hurricane on August 29, 2005. The Company has experienced some damage at all of these locations. Of the 30 funeral homes, seven experienced significant damage, were not in operation at the end of the 2005 fiscal year and are not expected to reopen. All four cemeteries are in operation. The New Orleans limousine company that had provided services both to the Company's funeral operations and other third-parties experienced significant damage to its fleet of vehicles and will not be resuming operations.

        The Company is making every effort to use its existing operating facilities to provide services to customers normally served by the Company's closed locations.

Financial results

        The Company's financial results include the results from operations for those locations affected by Hurricane Katrina as outlined in the following table:

	12 Weeks Ended
	March 25, 2006	March 26, 2005
Funeral Homes
Revenue	$6,858	$7,695
Number of funeral services performed	1,463	1,670
Number of same-site funeral services performed	1,463	1,401
Costs and expenses	$5,510	$6,245
Gross margin	$1,348	$1,450
Pre-need funeral contracts written	$1,297	$2,827
Cemeteries
Revenue	$684	$743
Number of cemetery interments	218	310
Costs and expenses	$558	$663
Gross margin	$126	$80
Pre-need cemetery contracts written	$227	$344

Insurance coverage and long-term asset gain or loss

        The Company purchases insurance coverage for property damage, including damage from wind and flood, subject to separate limits, sub-limits and deductible amounts. The Company, along with its insurance providers, is continuing to assess and estimate the extent of damages. Based on a review of the Company's insurance policy, the Company expects to recover a substantial portion of the costs associated with the storm damage through insurance, including the capital costs of rebuilding. For those properties not in operation and requiring significant repair or rebuilding, insurance proceeds have not yet been fully estimated and as a result, an estimated aggregate loss or gain for these properties cannot be determined.

The aggregate net book value of buildings and contents for those locations not in operation is approximately $4.2 million at March 25, 2006.

        The Company has initiated or completed much of the damage repairs and along with its insurance companies, is continuing to estimate the full extent of repairs and replacement costs. The Company may record additional expense for changes to its expected deductible under its insurance policies and other expenses not expected to be reimbursed under the insurance policy. During the 12 weeks ended March 25, 2006, the Company increased its expected costs by $100,000.

        The Company has business interruption insurance that allows the recovery of operating costs and lost profits. The Company is preparing its analysis in support of a claim. Potential proceeds from this claim cannot currently be reasonably estimated and therefore no receivable or recovery has been recorded as of March 25, 2006.

NOTE 13.    SUBSEQUENT EVENTS

        On April 3, 2006, Service Corporation International and the Company announced that they have entered into a merger agreement. Pursuant to the agreement, each share of the Company will be converted into the right to receive $20.00 per share of cash. In addition, Service Corporation International will assume approximately $364 million of the Company's debt.

        Completion of the proposed transaction is contingent on approval by the stockholders of the Company and regulatory review, including Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Competition Act (Canada), and subject to notification under the Investment Canada Act. The proposed transaction is expected to close by the end of 2006.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Alderwoods Group, Inc., a Delaware corporation ("Alderwoods Group" and, together with its subsidiaries unless the context otherwise requires, the "Company"), is the second largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As of March 25, 2006, the Company operated 584 funeral homes, 73 cemeteries and 60 combination funeral homes and cemeteries throughout North America. As of March 26, 2005, the Company operated 645 funeral homes, 76 cemeteries and 63 combination funeral homes and cemeteries throughout North America.

        Alderwoods Group is a holding company owning, directly or indirectly, the capital stock of approximately 200 subsidiaries through which funeral, cemetery and insurance businesses are operated.

        The Company provides services and products through three business segments:

        Funeral Operations.    The Company's funeral operations encompass making funeral and cremation arrangements on an at-need or pre-need basis. The Company's funeral operations offer a full range of funeral services, including the collection of remains, registration of death, professional embalming, use of funeral home facilities, sale of caskets and other merchandise and transportation to a place of worship, funeral chapel, cemetery or crematorium. The Company's funeral operations generally experience higher volumes in the winter months, primarily due to higher incidence of deaths, as a result of illnesses brought on by cold weather.

        Cemetery Operations.    The Company's cemetery operations assist families in making burial arrangements and offer a complete line of cemetery products (including a selection of burial spaces, burial vaults, lawn crypts, caskets, memorials, niches, mausoleum crypts and other merchandise), the opening and closing of graves and cremation services.

        Insurance Operations.    The Company operates an insurance subsidiary licensed in a total of 34 states and the District of Columbia. This insurance subsidiary sells a variety of insurance products for the funding of pre-need funeral services.

Critical Accounting Policies

        Accounting policies that the Company believes are both most important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgments are described under Item 7. "—Management's Discussion and Analysis of Financial Condition and Results of Operations" in Alderwoods Group's Annual Report on Form 10-K for the 52 weeks ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission ("SEC") and in Note 2 included in Item 1 of Part I of this Quarterly Report on Form 10-Q. Aside from the adoption of SFAS 123R as described in Note 2 included in Item 1 of Part I of this Quarterly Report on Form 10-Q, there have been no changes to the Company's critical accounting policies in the 12 weeks ended March 25, 2006.

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

Results of Operations

        The operations of the Company comprise three businesses: funeral activities, cemetery activities and an insurance business in support of its pre-need funeral business. Additional segment information is provided in Note 7 to the Company's interim consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Hurricane Katrina

        During the 52 weeks ended December 31, 2005, some of the Company's operations were affected by Hurricane Katrina. The Company operates 30 funeral homes, four cemeteries and a limousine company in those areas of Louisiana and Mississippi that were affected by the hurricane on August 29, 2005. The Company has experienced some damage at all of these locations. Of the 30 funeral homes, seven experienced significant damage, were not in operation at the end of the 2005 fiscal year and are not expected to reopen. All four cemeteries are in operation. The New Orleans limousine company that had provided services both to the Company's funeral operations and other third-parties experienced significant damage to its fleet of vehicles and will not be resuming operations.

        The Company is making every effort to use its existing operating facilities to provide services to customers normally served by the Company's closed locations.

        The Company purchases insurance coverage for property damage, including damage from wind and flood, subject to separate limits, sub-limits and deductible amounts. The Company, along with its insurance providers, is continuing to assess and estimate the extent of damages. Based on a review of the Company's insurance policy, the Company expects to recover a substantial portion of the costs associated with the storm damage through insurance, including the capital costs of rebuilding. For those properties not in operation and requiring significant repair or rebuilding, insurance proceeds have not yet been fully estimated, and as a result, any estimated aggregate loss or gain for these properties cannot be determined. The aggregate net book value of buildings and contents for those locations not in operation is approximately $4.2 million at March 25, 2006.

        The Company has initiated or completed much of the damage repairs and along with its insurance providers, is continuing to estimate the full extent of repairs and replacement costs. The Company may record additional expense for changes to its expected deductible under its insurance policies and other expenses not expected to be reimbursed under the insurance policy. During the 12 weeks ended March 25, 2006, the Company increased its expected costs by $100,000.

        The Company has business interruption insurance that allows the recovery of operating costs and lost profits. The Company is preparing its analysis in support of a claim. Potential proceeds from this claim cannot currently be reasonably estimated and therefore no receivable or recovery has been recorded as of March 25, 2006.

        Additional information regarding Hurricane Katrina is provided in Note 12 to the Company's interim consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

12 Weeks Ended March 25, 2006 Compared to 12 Weeks Ended March 26, 2005

        Detailed below are the operating results of the Company for the 12 weeks ended March 25, 2006 and March 26, 2005. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of revenue.

	12 Weeks Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
	(in thousands)	(in thousands)	(percentages)	(percentages)
Revenue
Funeral	$121,131	$124,013	66.6	67.4
Cemetery	37,831	38,304	20.8	20.8
Insurance	22,855	21,568	12.6	11.8

Total	$181,817	$183,885	100.0	100.0

Gross margin
Funeral	$25,769	$29,900	21.3	24.1
Cemetery	4,673	5,120	12.4	13.4
Insurance	948	1,281	4.1	5.9

Total	31,390	36,301	17.3	19.7

Expenses
General and administrative	14,515	10,643	8.0	5.8
Provision for asset impairment	—	(1,219)	—	(0.7)

Income from operations	16,875	26,877	9.3	14.6
Interest on long-term debt	6,478	7,516	3.6	4.1
Other expense (income), net	(158)	(5,800)	(0.1)	(3.2)

Income before income taxes	10,555	25,161	5.8	13.7
Income taxes	4,810	11,192	2.6	6.1

Income from continuing operations	$5,745	$13,969	3.2	7.6

        Other information from continuing operations for the 12 weeks ended March 25, 2006, and 12 weeks ended March 26, 2005, is summarized in the following table:

Continuing Operations:	March 25, 2006	March 26, 2005	Increase (decrease)
			(amount)	(percentages)
Funeral—Other Information
Number of funeral services performed	28,139	30,042	(1,903)	(6.3)
Number of same site funeral services performed	28,036	29,185	(1,149)	(3.9)
Average revenue per funeral service	$4,305	$4,128	$177	4.3
Same site average revenue per funeral service	$4,302	$4,133	$169	4.1
Pre-need funeral contracts written (in millions)	$40.8	$43.2	$(2.4)	(5.5)
Pre-need funeral conversion (percentages)	27	27	—	—
Cemetery—Other Information
Number of cemetery interments	10,845	11,517	(672)	(5.8)
Pre-need cemetery contracts written (in millions)	$21.1	$20.9	$0.2	1.0

Continuing Operations

        Consolidated revenue of $181.8 million for the 12 weeks ended March 25, 2006, decreased by $2.1 million, or 1.1%, compared to the corresponding period in 2005, reflecting decreases in the funeral and cemetery segments partially offset by an increase in insurance revenue. Consolidated gross margin as a percentage of revenue decreased to 17.3% for the 12 weeks ended March 25, 2006, from 19.7% for the corresponding period in 2005.

        Funeral revenue of $121.1 million for the 12 weeks ended March 25, 2006, decreased by $2.9 million, compared to $124.0 million for the corresponding period in 2005, primarily as a result of a decrease in the number of funeral services performed partially offset by an increase of $177, or 4.3%, in average revenue per funeral service performed. The number of funeral services performed during the 12 weeks ended March 25, 2006 decreased by 6.3% from the corresponding period in 2005. The increase in average revenue per funeral service performed was achieved through adjusting the pricing and mix of merchandise and services offered to customer families designed to both meet customer family needs and to increase average revenues.

        Included in the funeral revenue for the 12 weeks ended March 25, 2006 is $6.9 million from 1,463 funeral services performed in New Orleans, Louisiana and on the Gulf Coast of Mississippi compared to $7.7 million of funeral revenue from 1,670 funeral services performed for the 12 weeks ended March 26, 2005. The Company's funeral operations in these areas were significantly affected by Hurricane Katrina.

        On a same site basis, funeral revenue was $120.6 million for both the 12 weeks ended March 25, 2006, and for the corresponding period in 2005. Same site calls decreased by 1,149 or 3.9% compared to the comparative period. This was offset by an increase in same site average revenue per funeral service of $169 or 4.1% compared to the comparative period. If the locations affected by Hurricane Katrina were removed, the number of funeral services performed on a same site basis would have declined 4.4% from the corresponding period in 2005.

        The number of cremation services performed as a percentage of total services performed increased to 36.7% for the 12 weeks ended March 25, 2006, compared to 35.6% for the corresponding period in 2005, consistent with national trends. The number of cremation services performed may impact funeral revenue, as the average revenue per cremation service is typically lower than the average revenue for a traditional funeral service.

        Funeral gross margin as a percentage of revenue decreased to 21.3% for the 12 weeks ended March 25, 2006, compared to 24.1% for the corresponding period in 2005. The decrease in gross margin was primarily due to reduced revenue as a result of a lower number of services performed.

        Pre-need funeral contracts written for the 12 weeks ended March 25, 2006, were $40.8 million, compared to $43.2 million for the corresponding period in 2005, and $41.0 million in the fourth quarter 2005. The Company is continuing its program to increase pre-need sales. For the 12 weeks ended March 25, 2006, 27% of the funeral services performed were derived from the pre-need backlog, consistent with the comparative period in 2005. The Company manages the cash impact of its pre-need funeral sales program primarily by offsetting direct costs, including commissions paid to counselors, with either general agency commissions received from third party and related insurance companies or amounts not required to be trusted. Pre-need funeral sales are important, because over time, they build the foundation for future funeral revenue and generate positive cash flow when the funeral service is performed.

        Cemetery revenue of $37.8 million for the 12 weeks ended March 25, 2006, was $0.5 million, or 1.2%, lower than cemetery revenue for the corresponding period in 2005, primarily due to lower revenue recognized from pre-need space sales.

        Cemetery gross margin as a percentage of revenue decreased to 12.4% for the 12 weeks ended March 25, 2006, compared to 13.4% for the corresponding period in 2005, primarily due to higher facilities expenses of $0.5 million.

        Pre-need cemetery contracts written for the 12 weeks ended March 25, 2006, were $21.1 million, compared to $20.9 million for the corresponding period in 2005. Pre-need cemetery sales may initially decrease cash flows if the amount of cash initially collected is insufficient to cover the amount required to be trusted, sales commissions, and other direct costs paid out. However, this initial net cash flow impact is not significant, as the Company sets minimum down payments, maximum terms and sales commission rates to maximize cash flow. The Company believes that pre-need cemetery sales are important, because over time, they generate positive cash flow and build the foundation for future cemetery revenue.

        Insurance revenue for the 12 weeks ended March 25, 2006, increased $1.3 million, or 6.0%, compared to the corresponding period in 2005, primarily due to increases in premiums of $1.2 million offset by $0.4 million of capital gains in 2005 not repeated in 2006. Insurance premium revenue is dependent on the level of pre-need funeral contracts written over time that are funded by the Company's insurance subsidiary. Insurance production represents the insurance segment's participation in the Company's pre-need funeral contracts and for the 12 weeks ended March 25, 2006 was $29.6 million compared to $30.8 million for the corresponding period in 2005. Insurance gross margin as a percentage of revenue decreased to 4.1% for the 12 weeks ended March 25, 2006, compared to 5.9% for the corresponding period in 2005. The 12 weeks ended March 25, 2006 showed improvement from business growth offset by approximately $0.3 million of expenses from the impact of Hurricane Katrina on outstanding policies.

        General and administrative expenses for the Company for the 12 weeks ended March 25, 2006, were $14.5 million, or 8.0% of consolidated revenue, compared to $10.6 million, or 5.8% of consolidated revenue, for the corresponding period in 2005. General and administrative expenses included the following items affecting the comparison of the 12 weeks ended March 25, 2006 to the 12 weeks ended March 26, 2005:

	12 Weeks Ended
	March 25, 2006	March 26, 2005
	(in millions)
Increased legal expenses	$0.8	$—
Legal expenses related to Funeral Consumers Alliance litigation	0.5	—
Legal and other expenses related to the proposed Service Corporation International merger agreement	0.5	—
Equity incentive plan stock based compensation expense related to stock options and restricted stock units	0.9	—
Increase in long term executive incentive expense	0.6	—
Foreign exchange impact on Canadian dollar based support centre expenses	0.7	—
Reduction in accrual on settlement of US trustee bankruptcy fee	—	(0.9)

        Included in general and administrative expenses for the 12 weeks ended March 25, 2006 was $0.9 million of stock based compensation expense from stock options and restricted stock units resulting from the adoption of SFAS 123R using the modified prospective method. For the 12 weeks ended March 26, 2005, the Company applied APB No. 25 and related interpretations to account for stock based compensation and no stock based compensation expense was recognized.

        From 2003 to 2005 the Company had a long term incentive plan for its executive officers based on Company performance targets for which an expense of $0.8 million was recorded in general and administrative expenses for the 12 weeks ended March 26, 2005. In July, 2005 the Company adopted the 2005-2007 Executive Strategic Incentive Plan, a stock price based incentive plan for its executive officers. This stock price based incentive plan is accounted for under SFAS 123R as a liability based award, resulting in the measurement of the estimated fair value at each reporting date. On adoption of SFAS 123R, the Company recorded a cumulative effect of change in accounting principle as of January 1, 2006 of

$1.2 million based on a estimated fair value of $6.6 million as at January 1, 2006. On March 25, 2006, additional compensation expense of $1.5 million was recorded for the 12 weeks ended March 25, 2006 based on estimated fair value of $9.6 million as at March 25, 2006.

        Interest expense on long-term debt for the 12 weeks ended March 25, 2006, was $6.5 million, reflecting the effect of principal repayments and lower interest rates compared to interest expense and tender premium in the corresponding period in 2005, as detailed in the following table:

	12 Weeks Ended
	March 25, 2006	March 26, 2005
	(in millions)
Interest on long-term debt	$6.0	$6.3
Amortization of debt issue costs	0.4	0.5
Tender premium on the repurchase of the 12.25% Senior Unsecured Notes due in 2009	—	0.3
Unamortized deferred finance costs expensed relating to payments made on the Credit Agreement	0.1	0.4

Total interest on long-term debt and refinancing costs	$6.5	$7.5

        Income tax expense for the 12 weeks ended March 25, 2006 was $4.8 million compared to $11.2 million for the corresponding period in 2005. The Company's financial statement effective tax rate for the 12 weeks ended March 25, 2006 was 45.6%. The effective tax rate will vary from the statutory rate because, (i) stock option compensation expense recorded as a result of the adoption of SFAS 123R is a permanent difference in certain jurisdictions, (ii) costs related to the proposed transaction with SCI may not be deductible, (iii) the realization of the benefits of the tax assets that had a corresponding valuation allowance established on January 2, 2002 will result in a reduction to goodwill established on January 2, 2002, (iv) the realization of tax assets that had a corresponding valuation allowance established after January 2, 2002 will result in a benefit, and (v) losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions.

        At December 31, 2001, the Company had accrued $57.1 million of reorganization costs related to costs incurred during it's predecessor's reorganization, as well as costs incurred in connection with the actual emergence from reorganization proceedings and various related activities. As of March 25, 2006, the balance of $1.1 million of reorganization costs, primarily consisting of an accrual for a legal fee reimbursement, has been included in accounts payable and accrued liabilities.

        During the 12 weeks ended March 25, 2006, the Company sold five funeral locations for gross proceeds of $0.9 million.

Discontinued Operations

        In fiscal years 2002 through 2004, the Company engaged in a strategic market rationalization assessment to dispose of cemetery and funeral operating locations that did not fit into the Company's market or business strategies, as well as under-performing locations and excess cemetery land. The Company will, on a smaller scale and over time, continue to assess the Company's portfolio of funeral and cemetery locations to ensure they continue to fit in the Company's strategy.

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

Pre-need Funeral and Cemetery Backlog for Continuing Operations

        The Company's backlog represents pre-need funeral and cemetery arrangements with customer families. These arrangements are subject to trust or insurance funding requirements. The activities in the Company's funeral backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

	12 Weeks Ended
	March 25, 2006	March 26, 2005
	(in thousands)
Funeral backlog:
Beginning balance	$1,336,829	$1,278,653
Sales, net of cancellations	40,258	39,638
Maturities	(43,093)	(34,313)
Net increase in insurance benefits and earnings realized on funeral trust balances	3,002	4,314
Change in cancellation reserve	3,656	7,425
Other	(3,432)	354

Ending balance	$1,337,220	$1,296,071

Trust funded	$345,774	$348,854
Third party insurance companies	649,253	663,589
Subsidiary insurance companies	342,193	283,628

	$1,337,220	$1,296,071

        The activities in the Company's cemetery backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

	12 weeks Ended
	March 25, 2006	March 26, 2005
	(in thousands)
Cemetery backlog:
Beginning balance	$275,406	$262,825
Sales, net of cancellations	20,930	21,033
Maturities	(19,426)	(19,389)
Earnings realized on cemetery trust balances	272	(306)
Change in cancellation reserve	302	(117)

Ending balance	$277,484	$264,046

Liquidity and Capital Resources

Cash Flows

        The Company derives the majority of its cash from at-need funeral and cemetery revenue. Cash flow is also impacted by the funeral and cemetery pre-need activities. Pre-need funeral and cemetery activities are discussed in detail in Item 1. "Business" in Alderwoods Group's Annual Report on Form 10-K for the 52 weeks ended December 31, 2005, as filed with the SEC.

        Net cash from continuing operating activities was $20.5 million for the 12 weeks ended March 25, 2006, compared to $42.2 million for the corresponding period in 2005. The decrease is due primarily to $15.0 million in withdrawals of excess funds from funeral and cemetery trusts in 2005 and $16.1 million related to collateral for liability lines of insurance coverage replaced with letters of credit recorded in the comparative period.

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

        Net cash used in continuing investing activities was $10.1 million for the 12 weeks ended March 25, 2006, compared to $4.4 million for the corresponding period in 2005, primarily due to the decrease of $8.5 million in proceeds on disposition of business assets.

        Net cash used in continuing financing activities was $9.7 million for the 12 weeks ended March 25, 2006, compared to $31.7 million for the corresponding period in 2005. The decrease of $21.9 million was due primarily to the lower net repayment of debt during the 12 weeks ended March 25, 2006, compared to the corresponding period in 2005.

        As of March 25, 2006, the Company's cash balance was $8.1 million and the amount available under the Credit Agreement's $75.0 million revolving credit facility (the "Revolving Credit Facility") was $75.0 million, less $18.9 million in outstanding letters of credit. The Company's debt repayment obligation over the next 12 months is $2.4 million and aggregates $162.2 million over the next five years. The Company believes that the Revolving Credit Facility, together with existing cash and cash flow from operations will be sufficient to meet the Company's anticipated capital expenditures, working capital requirements and debt repayment obligations in both the near and intermediate terms.

Long-Term Indebtedness

        The change in the Company's carrying amounts of long-term indebtedness is as follows:

Issue	Long-Term Indebtedness Carrying Value December 31, 2005	Net increase (decrease)	Long-Term Indebtedness Carrying Value March 25, 2006
	(in millions)	(in millions)	(in millions)
Revolving Credit Facility	$4.0	$(4.0)	$—
Senior secured Term Loan B due in 2009	161.7	(5.0)	156.7
7.75% Senior unsecured notes due in 2012	200.0	—	200.0
Promissory notes and capitalized obligations (a)	7.7	(0.7)	7.0

Carrying amounts	$373.4	$(9.7)	$363.7

(a)
The change represents the net amount of repayments and other adjustments.

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

        Financial covenants under the Credit Agreement require the Company to maintain a minimum interest coverage ratio and fixed charge coverage ratio, and not to exceed a maximum leverage ratio. As of March 25, 2006, the Company met all of the financial covenants required by the Credit Agreement.

Contractual Obligations and Commercial Commitments

        The following table details the Company's contractual obligations of continuing operations as of March 25, 2006. Significant changes to long-term debt are discussed above under "Long-Term Indebtedness."

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Long-term debt (a)	$356,683	$—	$4,661	$152,022	$200,000
Promissory notes and capitalized obligations (a) (b)	7,066	2,402	2,660	420	1,584
Operating leases (c)	38,135	7,429	9,693	6,466	14,547

Total	$401,884	$9,831	$17,014	$158,908	$216,131

(a)
See Note 3 to the Company's interim consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

(b)
Promissory notes and capitalized obligations include amounts payable under non-competition agreements and capitalized lease obligations.

(c)
Operating leases are primarily for premises and automobiles and expire over the next one to 28 years.

        In addition to the operating leases noted in the table above, as of March 25, 2006, the Company leased approximately 1,190 vehicles under a master operating lease agreement, which has a minimum lease term of 12 months. The Company's practice is to continue these leases on a month-to-month basis after the expiry of the minimum lease term. Lease payments for these vehicles are projected to be $7.3 million over the next 12 months.

        The Company issues purchase orders for the supply of goods and services for its operations. As of March 25, 2006, there were no significant or unusual purchase orders outstanding. The Company entered into agreements with certain suppliers of funeral and cemetery merchandise, and office supplies to obtain volume discounts. However, none of these agreements have committed purchase quantities or prices.

        The following table details the Company's commercial commitments as of March 25, 2006.

		Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Lines of credit (a)	$—	$—	$—	$—	$—
Standby letters of credit (b)	18.9	18.9	—	—	—

Total contractual cash obligations	$18.9	$18.9	$—	$—	$—

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

        At March 25, 2006, the aggregate fair value of the Company's forward foreign currency exchange contracts and foreign currency option contracts was an asset of $0.5 million. There has been no material change in the Company's forward foreign currency exchange contract and foreign currency option commitments, which are described under Item 7A. "—Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the 52 weeks ended December 31, 2005, as filed with the SEC.

Off-Balance Sheet Arrangements

        Off-balance sheet arrangements as of March 25, 2006, consist of operating leases noted above under "Contractual Obligations and Commercial Commitments".

Other Information

EBITDA from Continuing Operations

        The Company's earnings from continuing operations before interest on long-term debt and refinancing costs, taxes, depreciation and amortization, provision for goodwill impairment and provision for asset impairment ("EBITDA"), a non-GAAP financial measure, are presented in the table below and reconciled to the Company's income from continuing operations, before cumulative effect of change in accounting principle. The Company considers EBITDA to be an important supplemental indicator of operating performance. The Company believes that EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of the operating performance of companies with high yield debt, and the vast majority of companies with high yield debt present EBITDA when reporting their results. The Company believes EBITDA facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). It is also one basis, subject to certain modifications, on which compliance with certain of the financial covenants under the Credit Agreement is determined and some payments under certain of the Company's compensation plans are calculated. EBITDA is not a term that has specific meaning in accordance with GAAP and may be calculated differently by other companies. EBITDA is not a measurement of the Company's financial performance under GAAP and should not be considered in isolation, as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP, or otherwise as a measure of a company's profitability, or as an alternative to cash flows from operating activities or otherwise as a measure of the Company's liquidity.

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

	12 weeks Ended
	March 25, 2006	March 26, 2005
	(thousands of dollars)
EBITDA from continuing operations before cumulative effect of change in accounting principle:
Income from continuing operations	$5,745	$13,969
Income taxes	4,810	11,192
Interest on long-term debt and refinancing costs	6,478	7,516
Depreciation	9,510	10,136
Provision for asset impairment	—	(1,219)

EBITDA from continuing operations	$26,543	$41,594

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

        The Company's insurance subsidiary is subject to certain state regulations that restrict distributions, loans and advances from the subsidiary to the Company and its other subsidiaries. The cash flow provided by operations of the insurance subsidiary for the 12 weeks ended March 25, 2006, was approximately $7.4 million, all of which premiums have been used for net purchases of insurance invested assets.

Operating Locations

        The Company's number of operating locations by country, state and province as of March 25, 2006, and the overall totals as of March 25, 2006, and December 31, 2005, are summarized in the table below.

	Number of Operating Locations
				Total Number of Operating Locations
Country, State/Province	Funeral	Cemetery	Combination
Canada
British Columbia	17	—	1	18
Alberta	11	—	—	11
Saskatchewan	22	—	—	22
Manitoba	3	1	2	6
Ontario	22	—	—	22
Quebec	14	—	—	14
Nova Scotia	6	—	—	6

Total Canadian	95	1	3	99
United States
Alabama	7	—	1	8
Alaska	3	—	—	3
Arizona	5	—	1	6
Arkansas	3	—	—	3
California	44	1	6	51
Colorado	3	1	1	5
Connecticut	1	—	—	1
Florida	32	7	8	47
Georgia	24	6	5	35
Idaho	3	1	—	4
Illinois	6	16	3	25
Indiana	13	4	1	18
Kansas	7	—	—	7
Louisiana	18	2	—	20
Maryland	2	—	—	2
Massachusetts	13	—	—	13
Michigan	12	—	—	12
Minnesota	9	1	1	11
Mississippi	17	1	3	21
Montana	4	—	—	4
Nevada	2	—	1	3
New Hampshire	4	—	—	4
New Mexico	5	—	—	5
New York	36	1	—	37
North Carolina	26	8	3	37
Ohio	13	4	1	18
Oklahoma	18	1	1	20
Oregon	18	1	3	22
Pennsylvania	5	—	—	5
Rhode Island	3	—	—	3
South Carolina	6	3	4	13
Tennessee	31	2	5	38
Texas	52	4	4	60
Virginia	18	—	—	18
Washington	20	3	3	26
West Virginia	3	—	—	3
Puerto Rico	3	5	2	10

Total United States	489	72	57	618

Overall total, as of March 25, 2006	584	73	60	717

Overall total, as of December 31, 2005	594	72	60	726

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding the Company's exposure to certain market risks, see Item 7A. "—Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the 52 weeks ended December 31, 2005, as filed with the SEC. As of March 25, 2006, there were no material changes in such matters disclosed in the Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the Company's principal executive officer (the "CEO"), and the Chief Financial Officer, the Company's principal financial officer (the "CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 25, 2006. Based on that evaluation, as of the date of the evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

Changes In Internal Controls Over Financial Reporting

        During the twelve weeks ended March 25, 2006, the Company continued implementing a new pre-need trust accounting software system. The implementation has involved changes to processes, and accordingly, has required changes to internal controls.

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

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding the status and progress of the Company's operating activities, the plans and objectives of the Company's management, assumptions regarding the Company's future performance and plans, the expected closing of the merger agreement with Service Corporation International, and any financial guidance provided in this Quarterly Report on Form 10-Q, are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words "believe," "may," "will," "estimate," "continues," "anticipate," "intend," "expect" and similar expressions identify these forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed elsewhere in this Quarterly Report on Form 10-Q and particularly below under "Risk Factors" and under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 1A.    RISK FACTORS

        Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the 52 weeks ended December 31, 2005, as filed with the SEC.

Risks Related to the Proposed Transaction with Service Corporation International

The proposed merger of the Company into a wholly owned subsidiary of Service Corporation International is subject to certain closing conditions that, if not satisfied or waived, will result in the transaction not being completed, which may cause the price of the Company's common stock to decline.

        The proposed merger of the Company into a wholly owned subsidiary of Service Corporation International is subject to customary conditions to closing, including the receipt of required approval of the Company's stockholders and regulatory approvals. Many of the conditions to the closing of the transaction are outside of the control of the Company. If any condition to the closing of the transaction is not satisfied or, if permissible, waived, the transaction will not be completed.

        If the Company does not complete the transaction, the price of its common stock may fluctuate to the extent that the current market price reflects a market assumption that the transaction will be completed with each share of the Company's common stock being converted into the right to receive $20 in cash. The Company will also be obligated to pay certain professional fees and related expenses in connection with the transaction, whether or not the transaction is completed. In addition, the Company has expended, and will continue to expend, significant management resources in an effort to complete the transaction. If the transaction is not completed, the Company will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit. Further, upon termination of the merger agreement under certain specified circumstances the Company or Service Corporation International may be required to pay a termination fee of $25 million to the other party.

Whether or not the transaction with Service Corporation International is completed, the announcement and pendency of the transaction could cause disruptions in the Company's business, which could have an adverse effect on its business and financial results.

        Whether or not the transaction with Service Corporation International is completed, the announcement and pendency of the transaction could cause disruptions in the Company's business. Specifically:

  •
  current and prospective employees may experience uncertainty about their future roles with the Company, which might adversely affect the Company's ability to retain key managers and other employees or hire new employees; and

  •
  the attention of management may be directed toward the completion of the transaction, rather than toward the execution of existing business plans.

ITEM 6.    EXHIBITS

Exhibit Number	Description

2.1	Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 99.1 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed September 10, 2001)
2.2	Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.2 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.3	Second Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.3 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.4	Order Approving Modification of Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries and Compromise and Settlement of Claims Filed by Thomas Hardy (incorporated by reference to Exhibit 2.4 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.5	Findings of Fact, Conclusions of Law and Order Confirming Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries, As Modified, dated December 5, 2001 (incorporated by reference to Exhibit 2.5 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.6	Final Order dated December 7, 2001 (incorporated by reference to Exhibit 2.6 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.7	Stock Purchase Agreement dated as of June 17, 2004, by and between Citizens Insurance Company of America and Mayflower National Life Insurance Company (incorporated by reference to Exhibit 2.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 26, 2004)
2.8	Agreement and Plan of Merger, dated April 2, 2006, by and among Service Corporation International, Coronado Acquisition Corporation and Alderwoods Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed April 4, 2006)
3.1	Certificate of Incorporation of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
3.2	Bylaws of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-12G/A of Loewen Group International, Inc., SEC File No. 000-33277, filed December 17, 2001)
4.2	Equity Registration Rights Agreement among Alderwoods Group, Inc. and certain holders of Common Stock. (incorporated by reference to Exhibit 4.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)

4.3	Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.4	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed on March 28, 2002)
4.5	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc., and Angelo, Gordon & Co. (incorporated by reference to Exhibit 4.6 to the Form 10-Q of Alderwoods Group, Inc., SEC file No. 000-33277, filed July 24, 2002)
4.6	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual Advisors, LLC (incorporated by reference to Exhibit 4.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.7	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and GSCP Recovery, Inc. and GSC Recovery II, L.P. (incorporated by reference to Exhibit 4.8 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.8	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Oaktree Capital Management, LLC (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.9	Indenture governing the 7 3/4% Senior Unsecured Notes due 2012 (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.1	Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America Securities LLC, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.2	Credit Agreement dated September 17, 2003, among Alderwoods Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 12, 2003)
10.3	Amendment No. 1 dated January 23, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.4	Amendment No. 2 dated August 19, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.5	Amendment No. 3 dated December 3, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed December 8, 2004)
10.6	Amendment No. 4 dated March 18, 2005, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 24, 2005)

*10.7	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.3 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.8	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.7 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
*10.9	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Ross S. Caradonna (incorporated by reference to Exhibit 10.4 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.10	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 1, 2003)
*10.11	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and John S. Lacey (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.12	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Paul A. Houston (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.13	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Aaron Shipper (incorporated by reference to Exhibit 10.1 to Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
*10.14	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Mark W. H. Wilson (incorporated by reference to Exhibit 10.2 to Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
*10.15	Alderwoods Group, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.16	Alderwoods Group, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
*10.17	Alderwoods Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
*10.18	Director Compensation Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.19	Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
*10.20	Amendment to the Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)

*10.21	Alderwoods Support Function Annual Incentive Plan (incorporated by reference to Exhibit 10.19 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2005)
10.22	Description of Compensation of Directors (incorporated by reference to Exhibit 10.20 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed April 28, 2005)
10.23	Form of Indemnification Agreement between Alderwoods Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.33 to Form S-1/A of Alderwoods Group, Inc., SEC File No. 333-85316, filed July 25, 2002)
*10.24	2005-2007 Executive Strategic Incentive Plan of Alderwoods Group Canada Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.25	Form of Director Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.7 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.26	Form of Employee Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.8 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.27	Form of Restricted Stock Units Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.28	Performance Plan Definitions and Performance Criteria on the Alderwoods Support Function Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 3, 2006)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*      Indicates management contract or compensatory plan or arrangement.

**    Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALDERWOODS GROUP, INC.
Dated: May 1, 2006	By:	/s/ KENNETH A. SLOAN Kenneth A. Sloan Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 99.1 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed September 10, 2001)
2.2	Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.2 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.3	Second Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.3 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.4	Order Approving Modification of Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries and Compromise and Settlement of Claims Filed by Thomas Hardy (incorporated by reference to Exhibit 2.4 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.5	Findings of Fact, Conclusions of Law and Order Confirming Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries, As Modified, dated December 5, 2001 (incorporated by reference to Exhibit 2.5 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.6	Final Order dated December 7, 2001 (incorporated by reference to Exhibit 2.6 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.7	Stock Purchase Agreement dated as of June 17, 2004, by and between Citizens Insurance Company of America and Mayflower National Life Insurance Company (incorporated by reference to Exhibit 2.7 to the Form 10-Q of Alderwoods Group, Inc. SEC File No. 000-33277, filed July 26, 2004)
2.8	Agreement and Plan of Merger, dated April 2, 2006, by and among Service Company International, Coronado Acquisition Corporation and Alderwoods Group, Inc., (incorporated by reference to Exhibit 2.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, Filed April 4, 2006)
3.1	Certificate of Incorporation of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
3.2	Bylaws of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-12G/A of Loewen Group International, Inc., SEC File No. 000-33277, filed December 17, 2001)
4.2	Equity Registration Rights Agreement among Alderwoods Group, Inc. and certain holders of Common Stock. (incorporated by reference to Exhibit 4.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)

4.3	Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.4	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed on March 28, 2002)
4.5	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc., and Angelo, Gordon & Co. (incorporated by reference to Exhibit 4.6 to the Form 10-Q of Alderwoods Group, Inc. SEC File No. 000-33277, filed July 24, 2002)
4.6	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual Advisors, LLC (incorporated by reference to Exhibit 4.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.7	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and GSCP Recovery, Inc. and GSC Recovery II, L.P. (incorporated by reference to Exhibit 4.8 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.8	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Oaktree Capital Management, LLC (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.9	Indenture governing the 7 3/4% Senior Unsecured Notes due 2012 (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.1	Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America Securities LLC, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.2	Credit Agreement dated September 17, 2003, among Alderwoods Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 12, 2003)
10.3	Amendment No. 1 dated January 23, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.4	Amendment No. 2 dated August 19, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.5	Amendment No. 3 dated December 3, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed December 8, 2004)
10.6	Amendment No. 4 dated March 18, 2005, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 24, 2005)

10.7	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.3 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.8	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.7 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.9	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Ross S. Caradonna (incorporated by reference to Exhibit 10.4 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.10	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 1, 2003)
10.11	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and John S. Lacey (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.12	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Paul A. Houston (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.13	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Aaron Shipper (incorporated by reference to Exhibit 10.1 to Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
10.14	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Mark W. H. Wilson (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
10.15	Alderwoods Group, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
10.16	Alderwoods Group, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
10.17	Alderwoods Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
10.18	Director Compensation Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
10.19	Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
10.20	Amendment to the Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)

10.21	Alderwoods Support Function Annual Incentive Plan (incorporated by reference to Exhibit 10.19 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2005)
10.22	Description of Compensation of Directors (incorporated by reference to Exhibit 10.20 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed April 28, 2005)
10.23	Form of Indemnification Agreement between Alderwoods Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.33 to Form S-1/A of Alderwoods Group, Inc., SEC File No. 333-85316, filed July 25, 2002)
10.24	2005-2007 Executive Strategic Incentive Plan of Alderwoods Group Canada Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.25	Form of Director Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.7 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.26	Form of Employee Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.8 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.27	Form of Restricted Stock Units Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.28	Performance Plan Definitions and Performance Criteria for the Alderwoods Support Function Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 3, 2006)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 1, 2006	By:	/s/ PAUL A. HOUSTON Paul A. Houston President, Chief Executive Officer and Director (Principal Executive Officer)

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

Date: May 1, 2006	By:	/s/ KENNETH A. SLOAN Kenneth A. Sloan Executive Vice President, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Alderwoods Group, Inc. (the "Company") on Form 10-Q for the twelve weeks ended March 25, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Dated: May 1, 2006	/s/ PAUL A. HOUSTON Paul A. Houston President, Chief Executive Officer and Director (Principal Executive Officer)
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