Form 10-Q
period 2006-06-17
ALDERWOODS GROUP INC
filed 2006-07-19
CIK 927914

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the 12 weeks (fiscal quarter) ended June 17, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-33277

ALDERWOODS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1522627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
311 Elm Street, Suite 1000, Cincinnati, Ohio (Address of principal executive offices)	45202 (Zip Code)

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

At July 17, 2006, there were 40,675,808 shares of Common Stock outstanding.

ALDERWOODS GROUP, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALDERWOODS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Expressed in thousands of dollars
except number of shares

	June 17, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,400	$7,455
Receivables, net of allowances	51,244	52,862
Inventories	15,282	15,784
Other	8,325	6,885

	83,251	82,986
Pre-need funeral receivables and trust investments	338,052	334,427
Pre-need cemetery receivables and trust investments	301,621	307,322
Cemetery property	116,096	116,467
Property and equipment	540,954	542,901
Insurance invested assets	298,392	294,598
Deferred income tax assets	19,477	13,057
Goodwill	295,913	295,890
Cemetery perpetual care trust investments	243,980	243,805
Other assets	43,053	42,850

	$2,280,789	$2,274,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$113,984	$119,734
Current maturities of long-term debt	2,271	2,435

	116,255	122,169
Long-term debt	355,958	371,040
Deferred pre-need funeral and cemetery contract revenue	75,830	91,618
Non-controlling interest in funeral and cemetery trusts	564,447	548,497
Insurance policy liabilities	285,701	266,729
Deferred income tax liabilities	10,744	10,552
Other liabilities	28,471	21,983

	1,437,406	1,432,588

Non-controlling interest in perpetual care trusts	245,221	243,962
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,674,363 issued and outstanding (December 31, 2005—40,458,864)	407	405
Capital in excess of par value	745,670	743,126
Accumulated deficit	(167,749)	(172,405)
Accumulated other comprehensive income	19,834	26,627

	598,162	597,753

	$2,280,789	$2,274,303

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Expressed in thousands of dollars
except per share amounts and number of shares

	12 Weeks Ended		24 Weeks Ended
	June 17, 2006	June 18, 2005	June 17, 2006	June 18, 2005
Revenue
Funeral	$107,522	$110,501	$228,653	$234,514
Cemetery	41,505	43,914	79,336	82,218
Insurance	23,417	22,363	46,272	43,931

	172,444	176,778	354,261	360,663

Costs and expenses
Funeral	87,421	90,416	182,783	184,529
Cemetery	35,281	36,640	68,438	69,824
Insurance	22,282	21,532	44,189	41,818

	144,984	148,588	295,410	296,171

	27,460	28,190	58,851	64,492
General and administrative expenses	18,042	1,702	32,557	12,346
Provision for asset impairment	—	(408)	—	(1,627)

	18,042	1,294	32,557	10,719

Income from operations	9,418	26,896	26,294	53,773
Interest on long-term debt (Note 3)	6,471	7,013	12,949	14,528
Other expense (income), net	285	(44)	129	(5,843)

Income before income taxes	2,662	19,927	13,216	45,088
Income taxes	2,509	7,001	7,318	18,193

Income from continuing operations	153	12,926	5,898	26,895
Loss from discontinued operations (Note 10)	—	(845)	—	(1,678)

Income before cumulative effect of change in accounting principle	153	12,081	5,898	25,217
Cumulative effect of change in accounting principle	—	—	(1,242)	—

Net income	$153	$12,081	$4,656	$25,217

Basic earnings per Common share:
Income from continuing operations	$—	$0.32	$0.15	$0.67
Loss from discontinued operations	—	(0.02)	—	(0.04)
Cumulative effect of change in accounting principle	—	—	(0.03)	—

Net income	$—	$0.30	$0.12	$0.63

Diluted earnings per Common share:
Income from continuing operations	$—	$0.31	$0.14	$0.65
Loss from discontinued operations	—	(0.02)	—	(0.04)
Cumulative effect of change in accounting principle	—	—	(0.03)	—

Net income	$—	$0.29	$0.11	$0.61

Basic weighted average number of shares outstanding (thousands)	40,652	40,108	40,559	40,078

Diluted weighted average number of shares outstanding (thousands)	42,677	41,390	42,422	41,375

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

Expressed in thousands of dollars except number of shares

	Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2005	40,458,864	$405	$743,126	$(172,405)	$26,627	$597,753
Comprehensive income:
Net income				4,656		4,656
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $nil					3,110	3,110
Unrealized loss on insurance invested assets, net of tax recovery of $5,419					(10,064)	(10,064)
Unrealized loss on derivatives, net of income taxes of $nil					805	805
Less: reclassification adjustments for realized gains on derivatives included in net income, net of income taxes of $nil					(644)	(644)

Comprehensive loss						(2,137)
Stock-based compensation			1,596			1,596
Common stock issued:
Stock issued as compensation in lieu of cash	7,999		152			152
Stock issued under equity incentive plan	207,500	2	796			798

Balance at June 17, 2006	40,674,363	$407	$745,670	$(167,749)	$19,834	$598,162

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Expressed in thousands of dollars

	12 Weeks Ended		24 Weeks Ended
	June 17, 2006	June 18, 2005	June 17, 2006	June 18, 2005
CASH PROVIDED BY (APPLIED TO)
Operations
Net income	$153	$12,081	$4,656	$25,217
Loss from discontinued operations, net of tax	—	845	—	1,678
Cumulative effect of change in accounting principle	—	—	1,242	—
Items not affecting cash
Depreciation and amortization	9,756	10,958	19,266	21,095
Amortization of debt issue costs	453	745	908	1,650
Stock-based compensation	708	—	1,596	—
Insurance policy benefit reserves	11,047	12,088	20,000	22,652
Provision for asset impairment	—	(408)	—	(1,627)
Gain on disposal of business assets	(774)	(72)	(958)	(5,903)
Deferred income taxes	469	6,303	(256)	12,749
Premium on long-term debt repurchase	—	—	—	282
Other, including net changes in other non-cash balances	(1,942)	(13,824)	(6,130)	(6,852)

Net cash provided by continuing operations	19,870	28,716	40,324	70,941
Net cash used in discontinued operations	—	(811)	—	(601)

	19,870	27,905	40,324	70,340

Investing
Proceeds on disposition of business assets	872	670	2,907	11,158
Purchase of property and equipment	(4,718)	(11,709)	(9,473)	(16,314)
Purchase of insurance invested assets	(20,270)	(17,170)	(43,635)	(65,231)
Proceeds on disposition and maturities of insurance invested assets	9,301	9,712	25,276	47,491

Net cash used in continuing operations	(14,815)	(18,497)	(24,925)	(22,896)
Net cash provided by discontinued operations	—	6,744	—	7,906

	(14,815)	(11,753)	(24,925)	(14,990)

Financing
Increase in long-term debt	—	—	—	5,151
Repayment of long-term debt	(5,521)	(22,136)	(15,247)	(59,208)
Issuance of Common stock	726	1,107	793	1,375

Net cash used in continuing operations	(4,795)	(21,029)	(14,454)	(52,682)
Net cash used in discontinued operations	—	(11)	—	(57)

	(4,795)	(21,040)	(14,454)	(52,739)

Increase (decrease) in cash and cash equivalents	260	(4,888)	945	2,611
Cash and cash equivalents, beginning of period	8,140	16,878	7,455	9,379

Cash and cash equivalents, end of period	$8,400	$11,990	$8,400	$11,990

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Tabular amounts expressed in thousands of dollars except per share amounts)

NOTE 1.    NATURE OF OPERATIONS

        Alderwoods Group, Inc., a Delaware corporation ("Alderwoods Group" and, together with its subsidiaries unless the context otherwise requires, the "Company"), is the second-largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As of June 17, 2006, the Company operated 579 funeral homes, 72 cemeteries and 61 combination funeral homes and cemeteries throughout North America.

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

        All significant inter-entity balances and transactions have been eliminated in the interim consolidated financial statements. The interim consolidated financial statements have been prepared using the United States dollar and are presented in accordance with United States generally accepted accounting principles ("GAAP").

        The interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results as of June 17, 2006, and for the 12 and 24 weeks ended June 17, 2006, and June 18, 2005. The interim consolidated financial statements have been prepared on a basis consistent with the accounting policies described in the Company's Annual Report on Form 10-K for the 52 weeks ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission ("SEC") and should be read in conjunction therewith.

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

Stock-based compensation plans

Director Compensation Plan

        Pursuant to the Company's Director Compensation Plan (the "Director Compensation Plan"), each director of the Company who is not an employee of the Company or any of its subsidiaries has the option of receiving his or her annual base retainer and attendance fees in cash, Common Stock or a combination thereof. Further, each participant may elect to have Common Stock paid in the form of deferred Common Stock ("Deferred Stock"), which will be credited to a booking account in the name of the participant. The Deferred Stock is subject to a deferral period during which the participant has no right to transfer any rights under his or her Deferred Stock and has no other rights of ownership therein. The Company has reserved 100,000 shares of Common Stock for issuance as compensation in lieu of cash under the Director Compensation Plan.

Employee Stock Purchase Plan

        In 2005, the Company's shareholders approved the adoption of a compensatory employee stock purchase plan to provide for the purchase on the open market of up to a maximum of 1,100,000 shares of Common Stock of the Company. Eligible employees may authorize payroll deductions of up to 5% of their regular base salary to purchase shares of Common Stock of the Company on the open market on a monthly basis. The Company will make a cash contribution to purchase shares of Common Stock of the Company as additional compensation to each participant equal to 50% of the employee's contribution for that month. For the 12 weeks ended June 17, 2006, a total of 19,062 shares were purchased and distributed to employees at an average price of $19.27 per share and compensation expense of $122,000 was incurred. For the 24 weeks ended June 17, 2006, a total of 47,096 shares were purchased and distributed to employees at an average price of $17.70 per share and compensation expense of $277,000 was incurred.

2005-2007 Executive Strategic Incentive Plan

        The 2005-2007 Executive Strategic Incentive Plan, approved by the Board of Directors on July 21, 2005, is a performance based compensation plan designed to motivate and reward the senior management team for achieving shareholder value objectives. The plan provides cash awards to the senior executives based on the Company's Common Stock reaching the threshold of an average price of $17.00 for the period from December 1, 2007 to December 31, 2007. The amount of the cash award increases the more the stock price exceeds the $17.00 threshold target price. Each participant will be assigned a percentage share of an aggregate cash award incentive pool. Achieving an average stock price of $17.00 results in an aggregate cash award of $5,600,000. Achieving an average stock price of $18.00 results in an aggregate cash award of $8,000,000. The aggregate cash award increases by $1.6 million for every $1.00 in appreciation of the average stock price beyond $18.00. In the event of a change in control of the Company, the cash awards would be calculated based upon the stock price on the date of the change in control and become payable within 30 days of the change in control.

2005 Equity Incentive Plan

        In April of 2005, the Company's shareholders approved the 2005 Equity Incentive Plan that permits the grant of (i) options to the employees and members of the Company's Board of Directors, with or without tandem appreciation rights, and (ii) restricted Common Stock units. A total of 1,800,000 shares of Common Stock are reserved for grant under the plan. Stock options are granted with an exercise price equal to the Common Stock's fair market value on the date of the grant. Stock options granted to date have a 3-year vesting period and vest at a rate of 25% on the first, 25% on the second and 50% on the third anniversaries of the date of grant.

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

        The restricted Common Stock units granted to date do not vest for the first three years following the date of grant. Thereafter, the restricted Common Stock units vest during years 3 to 10 based upon the share price of the Company's Common Stock. After three years of service, the restricted Common Stock units vest 70% at a $17 share price, and an additional 15% at a $17.50 share price and the final 15% at an $18 share price. Once granted, the restricted Common Stock units are not included in total shares outstanding and are not included in the weighted average number of common shares outstanding in each period used to calculate basic earnings per share until vested.

2002 Equity Incentive Plan

        On January 2, 2002 the Company implemented the 2002 Equity Incentive Plan that permits the grants of stock options to the employees and members of the Company's Board of Directors. A total of 4,500,000 shares of Common Stock are reserved for grant under the plan. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Except in certain cases, stock options have a 3-year vesting period and vest at a rate of 25% on the first, 25% on the second and 50% on the third anniversaries of the date of grant.

Equity incentive plans and change in accounting policy

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

        Pursuant to the provisions of SFAS 123R, the Company applied the modified-prospective transition method. Under this method, the fair value provisions of SFAS 123R are applied to new employee share-based payment awards granted or awards modified, repurchased or cancelled after December 31, 2005. Measurement and attribution of compensation cost for unvested awards at December 31, 2005, granted prior to the adoption of SFAS 123R, are recognized based upon the provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), after adjustment for estimated forfeitures. Accordingly, SFAS 123R no longer permits pro-forma disclosure for income statement periods after December 31, 2005 and compensation expense will be recognized for all share-based payments earned after December 31, 2005 based on grant-date fair value.

        The fair value of restricted stock units and the fair value of stock options are determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in the footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The Company recorded stock-based compensation expense for equity incentive plans of $708,000 and $1,596,000 for the 12 and 24 weeks ended June 17, 2006, respectively. This resulted in an adjustment to operating cash flows of $708,000 and $1,596,000 in the 12 and 24 weeks ended June 17, 2006, respectively. The tax benefit associated with compensation expense for the 12 weeks and 24 weeks ended June 17, 2006 is not significant and no option value has been capitalized.

Executive strategic incentive plan

        Prior to the implementation of SFAS 123R, no compensation expense was recorded in the 52 weeks ended December 31, 2005 as the stock price at December 31, 2005 was less than the threshold target price for the Executive Strategic Incentive Plan.

        With the adoption of SFAS 123R, this incentive plan is classified as a liability based award resulting in the measurement of the estimated fair value at each reporting date, until December 31, 2007 when the actual liability is determined and the award is settled. The Company records an expense equal to the portion of the fair value relative to the vesting term of the plan. The Company determines the fair value using a Monte Carlo model. This model uses term-to-expiry and stock price assumptions as at the measurement date, together with expected volatility, risk-free interest rate and dividend yield assumptions consistent with the valuation of the Company's stock options. The adoption of SFAS 123R resulted in a cumulative effect of change in accounting principle of $1,242,000, which reflects the estimated accrued liability as of January 1, 2006 (fair value of $6,624,000, based on a stock price of $15.87), the adoption date of SFAS 123R. Compensation expense of $1,511,000 and $2,964,000 in the 12 weeks and 24 weeks ended June 17, 2006, respectively, reflects the estimated accrued liability as of June 17, 2006 of $4,206,000 (fair value of $11,216,000, based on a stock price of $19.39).

Pro-forma disclosure

        As a result of the adoption of SFAS 123R, for the 12 weeks ended June 17, 2006, income from continuing operations before income taxes was reduced by $2,208,000, income from continuing operations was reduced by $2,117,000, and net income was reduced by $2,117,000. For the 24 weeks ended June 17, 2006, income from continuing operations before income tax was reduced by $4,092,000, income from continuing operations was reduced by $4,068,000, and net income was reduced by $5,310,000. Basic and diluted earnings per share were both reduced by $0.05 and $0.13 for the 12 and 24 weeks ended June 17, 2006, respectively.

        As the Company adopted the modified prospective-transition method of SFAS 123R, results for the 12 and 24 weeks ended June 18, 2005 have not been restated. If prior to December 31, 2005, the Company had elected to recognize compensation expense for its stock option plans, based on the fair value of the awards at the grant dates in accordance with SFAS 123, net income and basic and diluted earnings per share would have changed for the 12 and 24 weeks ended June 18, 2005 to the following pro-forma amounts:

	12 weeks Ended June 18, 2005	24 weeks Ended June 18, 2005
Net income, as reported	$12,081	$25,217
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(382)	(948)

Pro forma net income	$11,699	$24,269

Net income per Common share:
Basic, as reported	$0.30	$0.63
Basic, pro forma	0.29	0.61
Diluted, as reported	0.29	0.61
Diluted, pro forma	0.28	0.59

        The following is a summary of the total number of outstanding stock options and restricted Common Stock units under both plans:

	Outstanding Options	Weighted Average Exercise Price	Outstanding Non vested Restricted Common Stock Units	Weighted Average Exercise Price
	(thousands)	(dollars per Common share)	(thousands)	(dollars per Common share)
Balance at December 31, 2005	5,031	$10.75	237	$15.99
Granted	—	—	—	—
Exercised	(207)	3.81	—	—
Cancelled	(19)	13.36	(5)	15.99

Balance at June 17, 2006	4,805	$11.03	232	$15.99

        The following table summarizes information about stock options outstanding at June 17, 2006:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
(dollars per Common share)	(thousands)	(in years)	(dollars per Common share)	(thousands)	(dollars per Common share)
$3.65 – $5.96	719	6.78	$3.65	719	$3.65
$5.97 – $7.59	1,030	6.02	7.47	1,030	7.47
$7.60 – $13.23	2,035	6.11	12.95	1,767	13.15
$13.24 – $15.99	1,021	9.11	15.99	—	—
	4,805	6.83	11.03	3,516	9.55

        As of June 17, 2006, the aggregate intrinsic value for stock options outstanding and exercisable was $40,151,000 and $34,610,000, respectively.

        For the 24 weeks ended June 17, 2006, cash received from the exercise of stock options was $790,000. As of June 17, 2006, the unrecognized compensation expense related to stock options totaling $8,765,000 is expected to be recognized over a weighted average period of 1.3 years.

        Other information pertaining to option activity is as follows:

	12 weeks Ended		24 weeks Ended
	June 17, 2006	June 18, 2005	June 17, 2006	June 18, 2005
Total fair value of stock options vested	$821	$398	$1,776	$1,209
Total intrinsic value of stock options exercised	3,140	498	3,202	686

        The fair value of stock options used to compute the pro forma net income and income per Common share disclosures was calculated as of the grant date. To calculate fair value, the Company used the Black-Scholes option-pricing model with the following assumptions:

	12 weeks Ended		24 weeks Ended
Weighted-average assumptions	June 17, 2006	June 18, 2005	June 17, 2006	June 18, 2005
Dividend yield	n/a	0.0%	n/a	0.0%
Expected volatility	n/a	45.0%	n/a	45.0%
Risk-free interest rate	n/a	3.64%	n/a	3.64%
Expected option life in years	n/a	5.0	n/a	5.0
Weighted average grant date fair value	n/a	$6.70	n/a	$6.70

        During the 24 weeks ended June 17, 2006, the Company did not issue stock options.

        The Company uses the Black-Scholes option-pricing model for estimating the fair value of its stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected price volatility and option life. The expected option life is based on the Predecessor's historical experience as well as the vesting periods and terms of the stock options. The Company uses expected volatility rates, which are based on a combination of the Company's historical volatility rates, plus the historical volatility rates of other companies in the death care industry, trended into future years. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

Comparability

        Certain comparative amounts have been reclassified to conform to the presentation adopted in the current year.

NOTE 3.    LONG-TERM DEBT

        Long-term debt consists of the following:

	June 17, 2006	December 31, 2005
Revolving credit facility (a)	$—	$4,000
Senior secured term loan B due in 2009 (a)(b)	151,683	161,683
7.75% Senior unsecured notes due in 2012 (c)	200,000	200,000
Promissory notes and capitalized obligations, certain of which are secured by assets of certain subsidiaries	6,546	7,792

	358,229	373,475
Less, current maturities of long-term debt	2,271	2,435

	$355,958	$371,040

(a)
In 2003, the Company entered into a senior secured facility (the "Credit Agreement"), which after subsequent amendments, includes a $368,000,000 Senior Secured Term Loan B due September 29, 2009 (the "Term Loan B") and a $75,000,000 revolving credit facility (the "Revolving Credit Facility"), of which $35,000,000 is available in the form of letters of credit.

  The Revolving Credit Facility is intended to be used primarily to fund the Company's working capital requirements. The Revolving Credit Facility bears interest at a rate per annum in accordance with graduated pricing based upon the Company's consolidated leverage ratio, and the Company has the option to elect an interest rate equal to either (i) a base rate (8.00% at June 17, 2006), plus 1.75% (based upon the Company's consolidated leverage ratio at June 17, 2006), or (ii) LIBOR (5.42% for the three-month LIBOR at June 17, 2006), plus 2.75% (based upon the Company's consolidated leverage ratio at June 17, 2006). An annual fee of 0.50% is charged on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility matures on September 29, 2008.

  Material covenants in the Credit Agreement include a requirement to maintain a minimum interest coverage ratio and fixed charge coverage ratio, a requirement not to exceed a maximum leverage ratio, an annual maximum on capital expenditures and cemetery development, and specified maximum amounts for capital lease obligations, indebtedness, acquisitions, certain investments, and sales of accounts receivable. Outstanding principal amounts and interest accrued and unpaid may, at the election of the requisite lenders, become immediately due and payable and further commitments by the lenders to make loans may, at the election of the requisite lenders, be terminated upon the occurrence of events of default specified in the Credit Agreement. As of June 17, 2006, the Company was in compliance with all covenants and was not in breach of any provision of the Credit Agreement that would cause an event of default to occur. The Credit Agreement is secured by specified real property, and substantially all personal property of Alderwoods Group and specified subsidiaries.

  As of June 17, 2006, the amount available under the Revolving Credit Facility was $75,000,000, reduced by $18,930,000 in outstanding letters of credit.

(b)
The Term Loan B provides the Company with an option to elect an interest rate equal to either (i) a base rate (8.00% at June 17, 2006), plus 1.00%, or (ii) LIBOR (5.42% for the three-month LIBOR at June 17, 2006), plus 2.00%. The weighted average rate of interest was 6.95% at June 17, 2006. The Term Loan B is repayable in quarterly principal installments from June 17, 2006, to June 13, 2009 (subject to reduction for prepayments) of 0.25% of the aggregate principal amount of the Term Loan B outstanding as of December 3, 2004, with a lump sum payment of the then-outstanding amount on the maturity date. The Company has prepaid the required quarterly principal installments up to and including the third quarter of its 2007 fiscal year.

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

NOTE 4.    LEGAL CONTINGENCIES

        Funeral Consumers Alliance, Inc. et al v. Alderwoods Group, Inc. et al was filed in the United States District Court for the Northern District of California in April, 2005. This case has been transferred to the United States District Court for the Southern District of Texas, Case No. CV3394. To date, six separate class action lawsuits, including Francis H. Rocha v. Alderwoods Group, Inc. et al, Marcia Berger v. Alderwoods Group, Inc. et al, Maria Magsarili and Tony Magsarili v. Alderwoods Group, Inc. et al, Caren Speizer v. Alderwoods Group, Inc. et al, and Frank Moroz v. Alderwoods Group, Inc. et al, have been consolidated into this case ("Funeral Consumer Case"). Two other cases, also transferred to the United States District Court for the Southern District of Texas, Pioneer Valley Casket Co. v. Alderwoods Group, Inc. et al ("Pioneer Valley") and Ralph Fancher et al v. Alderwoods Group, Inc. et al ("Fancher"), were consolidated into the Funeral Consumer Case for purposes of discovery only. On June 13, 2006, the United States District Court for the Southern District of Texas granted Fancher's Notice of Voluntary Dismissal, with permission to refile its case at another time. The only two remaining cases, therefore, are the Funeral Consumer Case and Pioneer Valley.

        The Funeral Consumer Case is a purported class action on behalf of casket consumers throughout the United States. Pioneer Valley is a purported class action on behalf of independant casket distributors throughout the United States. Both class suits name as defendants the Company and four other public companies involved in the funeral or casket industry. The Funeral Consumer Case and Pioneer Valley allege that defendants violated federal and state antitrust laws by engaging in anticompetitive practices with respect to the sale and pricing of caskets. Both cases seek injunctions, unspecified amounts of monetary damages, and treble damages. Motions to Dismiss filed by the Company and all other defendants are pending in the Funeral Consumer Case and Pioneer Valley. Plaintiffs in these cases have yet to provide any meaningful information regarding their alleged damages. As a result, the Company cannot quantify its ultimate liability, if any, for the payment of damages. The Company believes plaintiffs' claims are without merit and intends to vigorously defend itself in these actions.

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

        On July 7, 2005, the Federal Trade Commission (the "FTC") issued a letter advisory opinion regarding the lawful construction of the term "cash advance item" as used in the Funeral Rule. The FTC opined with regard to a similar lawsuit in Texas state court: "The Commission believes that the court is incorrect in ruling that all goods or services purchased from a third-party vendor are cash advance items. This interpretation sweeps far too broadly, potentially bringing within its scope every component good or service that comprises a funeral. This was not and is not the Commission's intention in the "cash advance" provisions of the Rule. In our opinion, the term "cash advance item" in the Rule applies only to those items that the funeral provider represents expressly to be "cash advance items" or represents by implication to be procured on behalf of a particular customer and provided to that customer at the same price the funeral provider paid for them." The FTC sets forth its analysis in the remainder of the letter.

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

NOTE 5.    SUPPLEMENTARY STATEMENTS OF CASH FLOWS DISCLOSURE

        Supplemental disclosures related to the statement of cash flows consist of the following:

	12 Weeks Ended		24 Weeks Ended
	June 17, 2006	June 18, 2005	June 17, 2006	June 18, 2005
Decrease (increase) in assets:
Receivables, net of allowances
Trade	$863	$4,352	$4,575	$11,483
Other	(5,620)	(14,991)	(2,495)	(14,385)
Inventories	28	(199)	357	(254)
Prepaid expenses	(102)	1,043	(1,287)	17,149
Cemetery property	(2,010)	(3,139)	(3,434)	(4,076)
Other assets	(1,532)	(1,460)	(2,293)	(3,547)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	6,295	906	(3,856)	(10,501)
Net effect of pre-need receivables and deferred revenue	317	(1,590)	3,288	2,933
Other liabilities	2,294	3,634	5,253	(2,892)
Insurance policy liabilities	(819)	(244)	(1,028)	767
Other changes in non-cash balances	(1,656)	(2,136)	(5,210)	(3,529)

	$(1,942)	$(13,824)	$(6,130)	$(6,852)

Supplemental information:
Interest paid	$2,464	$3,008	$12,500	$14,864
Income taxes paid, net of refunds	546	1,741	(650)	2,132
Bad debt expense	375	633	1,469	1,166
Stock issued as compensation in lieu of cash	67	48	152	63
Non-cash investing and financing activities:
Restricted cash investing and financing activities:
Purchases of funeral, cemetery, and perpetual care trust investments	$85,629	$249,159	$162,601	$356,433
Proceeds on disposition and maturities of funeral, cemetery, and perpetual care trust investments	77,872	265,648	142,336	413,116
Increase in non-controlling interests in funeral, cemetery and perpetual care trusts	16,008	11,758	48,779	23,346
Decrease in non-controlling interests in funeral, cemetery and perpetual care trusts upon fulfillment of pre-need contracts	13,258	22,397	28,583	36,411

NOTE 6.    SUPPLEMENTARY FINANCIAL INFORMATION

        A summary of certain balance sheet accounts is as follows:

	June 17, 2006	December 31, 2005
Receivables, net of allowances:
Customer receivables	$47,313	$50,459
Allowance for doubtful accounts	(11,743)	(10,320)
Other	15,674	12,723

	$51,244	$52,862

Pre-need funeral receivables and trust investments:
Customer receivables	$38,973	$38,438
Allowance for contract cancellations and refunds	(14,209)	(15,988)
Funeral trust investments	303,741	282,084
Amounts receivable from funeral trusts	9,547	29,893

	$338,052	$334,427

Pre-need cemetery receivables and trust investments:
Customer receivables	$61,819	$61,749
Unearned finance income	(6,259)	(6,232)
Allowance for contract cancellations and refunds	(15,492)	(15,648)
Cemetery merchandise and service trust investments	261,553	267,453

	$301,621	$307,322

Cemetery property:
Developed land and lawn crypts	$39,240	$38,368
Undeveloped land	30,225	31,243
Mausoleums	46,631	46,856

	$116,096	$116,467

Property and equipment:
Land	$163,133	$162,287
Buildings and improvements	392,125	386,068
Automobiles	10,119	10,652
Furniture, fixtures and equipment	72,397	69,570
Computer hardware and software	31,350	29,061
Accumulated depreciation and amortization	(128,170)	(114,737)

	$540,954	$542,901

Other assets:
Intangible assets	$19,930	$18,741
Deferred finance costs	23,291	23,359
Accumulated amortization	(16,166)	(15,258)
Notes receivable	2,829	3,016
Other	13,169	12,992

	$43,053	$42,850

Accounts payable and accrued liabilities:
Bank overdraft	$5,561	$7,191
Trade payables	15,454	13,634
Interest	5,148	5,169
Accrued liabilities	13,881	21,629
Accrued insurance	19,965	21,261
Accrued taxes	39,974	32,199
Other	14,001	18,651

	$113,984	$119,734

Deferred pre-need contract revenue:
Funeral	$44,517	$72,087
Cemetery	31,313	19,531

	$75,830	$91,618

Other liabilities:
Perpetual care liability	$7,958	$7,860
Deferred compensation	15,209	9,929
Other	5,304	4,194

	$28,471	$21,983

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

For the 12 Weeks Ended:	Funeral	Cemetery	Insurance	Other	Consolidated
Revenue earned from external sales:
June 17, 2006	$107,522	$41,505	$23,417	$—	$172,444
June 18, 2005	$110,501	$43,914	$22,363	$—	$176,778
Income from operations:
June 17, 2006	$20,101	$6,224	$1,135	$(18,042)	$9,418
June 18, 2005	$20,493	$7,275	$830	$(1,702)	$26,896
Depreciation and amortization:
June 17, 2006	$5,971	$3,038	$24	$723	$9,756
June 18, 2005	$5,724	$3,970	$26	$1,238	$10,958
Purchase of property and equipment:
June 17, 2006	$2,016	$1,940	$37	$725	$4,718
June 18, 2005	$5,411	$916	$11	$5,371	$11,709
Development of cemetery property:
June 17, 2006	$—	$1,714	$—	$—	$1,714
June 18, 2005	$—	$1,040	$—	$—	$1,040
For the 24 Weeks Ended:
Revenue earned from external sales:
June 17, 2006	$228,653	$79,336	$46,272	$—	$354,261
June 18, 2005	$234,514	$82,218	$43,931	$—	$360,663
Income from operations:
June 17, 2006	$45,870	$10,898	$2,083	$(32,557)	$26,294
June 18, 2005	$50,254	$13,752	$2,113	$(12,346)	$53,773
Depreciation and amortization:
June 17, 2006	$11,701	$5,953	$51	$1,561	$19,266
June 18, 2005	$11,436	$7,255	$66	$2,338	$21,095
Purchase of property and equipment:
June 17, 2006	$3,549	$4,035	$40	$1,849	$9,473
June 18, 2005	$7,320	$1,941	$75	$6,978	$16,314
Development of cemetery property:
June 17, 2006	$—	$3,035	$—	$—	$3,035
June 18, 2005	$—	$1,672	$—	$—	$1,672

	Funeral	Cemetery	Insurance	Other	Consolidated
Total assets at:
June 17, 2006	$1,095,436	$813,313	$336,655	$35,385	$2,280,789
December 31, 2005	$1,107,916	$807,673	$326,160	$32,554	$2,274,303
Goodwill at:
June 17, 2006	$295,913	$—	$—	$—	$295,913
December 31, 2005	$295,890	$—	$—	$—	$295,890

        The following table reconciles earnings from operations of reportable segments to total income and identifies the components of "Other" segment earnings from operations:

	12 Weeks Ended		24 Weeks Ended
	June 17, 2006	June 18, 2005	June 17, 2006	June 18, 2005
Earnings from operations of funeral, cemetery and insurance segments	$27,460	$28,598	$58,851	$66,119
Other expenses of operations:
General and administrative expenses	(18,042)	(1,702)	(32,557)	(12,346)

Income from operations	$9,418	$26,896	$26,294	$53,773

NOTE 8.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL INFORMATION

        The following presents the condensed consolidating guarantor financial information as of June 17, 2006 and December 31, 2005 and for the 12 and 24 weeks ended June 17, 2006 and June 18, 2005 for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the 7.75% Senior Unsecured Notes due in 2012, and the Company's subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Canadian and Puerto Rican subsidiaries, insurance subsidiaries and certain domestic subsidiaries that are prohibited by law from guaranteeing the 7.75% Senior Unsecured Notes due in 2012.

Condensed Consolidating Balance Sheets

	June 17, 2006
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
ASSETS
Cash and cash equivalents	$—	$4,892	$3,508	$—	$8,400
Other current assets	—	62,413	12,438	—	74,851
Pre-need funeral receivables and trust investments	—	266,435	306,753	(235,136)	338,052
Pre-need cemetery receivables and trust investments	—	282,898	267,613	(248,890)	301,621
Cemetery property and property and equipment	—	544,851	112,199	—	657,050
Insurance invested assets	—	—	298,392	—	298,392
Goodwill	—	240,380	55,533	—	295,913
Investment in subsidiaries	1,097,120	(92,380)	—	(1,004,740)	—
Cemetery perpetual care trust investment	—	(1,247)	245,227	—	243,980
Other assets	7,125	17,222	38,183	—	62,530

Total assets	$1,104,245	$1,325,464	$1,339,846	$(1,488,766)	$2,280,789

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities	$42,563	$71,618	$(197)	$—	$113,984
Current maturities of long-term debt		2,248	23	—	2,271
Intercompany, net of investments in and advances to affiliates	111,797	(298,720)	186,923	—	—
Long-term debt	351,683	4,275	—	—	355,958
Deferred pre-need funeral and cemetery contract revenue and non-controlling interest in funeral and cemetery trusts	—	536,221	588,083	(484,027)	640,277
Insurance policy liabilities	—	—	285,701	—	285,701
Other liabilities	19	22,111	17,085	—	39,215
Non-controlling interest in perpetual care trusts	—	(1,247)	246,468	—	245,221
Stockholders' equity	598,183	988,958	15,760	(1,004,739)	598,162

Total liabilities and stockholders' equity	$1,104,245	$1,325,464	$1,339,846	$(1,488,766)	$2,280,789

Condensed Consolidating Balance Sheets

	December 31, 2005
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
ASSETS
Cash and cash equivalents	$—	$4,034	$3,421	$—	$7,455
Other current assets	1,964	60,070	13,497	—	75,531
Pre-need funeral receivables and trust investments	—	260,915	285,617	(212,105)	334,427
Pre-need cemetery receivables and trust investments	—	287,522	273,732	(253,932)	307,322
Cemetery property and property and equipment	—	549,860	109,508	—	659,368
Insurance invested assets	—	—	294,598	—	294,598
Goodwill	—	247,160	48,730	—	295,890
Investment in subsidiaries	1,075,366	(91,898)	—	(983,468)	—
Cemetery perpetual care trust investment	—	464	243,341	—	243,805
Other assets	8,101	17,367	30,439	—	55,907

Total assets	$1,085,431	$1,335,494	$1,302,883	$(1,449,505)	$2,274,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities	$39,333	$73,597	$6,804	$—	$119,734
Current maturities of long-term debt	—	2,412	23	—	2,435
Intercompany, net of investments in and advances to affiliates	82,643	(260,549)	177,906	—	—
Long-term debt	365,683	5,357	—	—	371,040
Deferred pre-need funeral and cemetery contract revenue and non-controlling interest in funeral and cemetery trusts	—	533,061	573,091	(466,037)	640,115
Insurance policy liabilities	—	—	266,729	—	266,729
Other liabilities	19	20,040	12,476	—	32,535
Non-controlling interest in perpetual care trusts	—	—	243,962	—	243,962
Stockholders' equity	597,753	961,576	21,892	(983,468)	597,753

Total liabilities and stockholders' equity	$1,085,431	$1,335,494	$1,302,883	$(1,449,505)	$2,274,303

	12 Weeks Ended June 17, 2006
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
Revenues	$—	$127,285	$45,159	$—	$172,444
Costs and expenses	—	104,192	40,792	—	144,984
General and administrative expenses	2,055	1,234	14,753	—	18,042

Income (loss) from operations	(2,055)	21,859	(10,386)	—	9,418
Interest on long-term debt	6,533	13	(75)	—	6,471
Intercompany charges	3,633	4,200	(7,833)	—	—
Other expense (income), net	—	175	110	—	285

Income (loss) before income taxes	(12,221)	17,471	(2,588)	—	2,662
Income taxes	(323)	2,804	28	—	2,509

Income (loss) from continuing operations	(11,898)	14,667	(2,616)	—	153

Equity in subsidiaries	10,809	(740)	—	(10,069)	—
Loss from discontinued operations	—	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(1,089)	13,927	(2,616)	(10,069)	153
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income (loss)	$(1,089)	$13,927	$(2,616)	$(10,069)	$153

Condensed Consolidating Statement of Operations (unaudited)

	12 Weeks Ended June 18, 2005
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
Revenues	$—	$134,168	$42,610	$—	$176,778
Costs and expenses	—	109,596	38,992	—	148,588
General and administrative expenses	(181)	(12,990)	14,873	—	1,702
Provision for asset impairment	—	(408)	—	—	(408)

Income (loss) from operations	181	37,970	(11,255)	—	26,896
Interest on long-term debt	6,798	216	(22)	21	7,013
Intercompany charges	2,938	4,273	(7,211)	—	—
Other expense (income), net	—	(197)	153	—	(44)

Income (loss) before income taxes	(9,555)	33,678	(4,175)	(21)	19,927
Income taxes	(839)	7,644	196	—	7,001

Income (loss) from continuing operations	(8,716)	26,034	(4,371)	(21)	12,926

Equity in subsidiaries	20,799	(890)	—	(19,909)	—
Loss from discontinued operations	—	(703)	(163)	21	(845)

Income (loss) before cumulative effect of change in accounting principle	12,083	24,441	(4,534)	(19,909)	12,081
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income (loss)	$12,083	$24,441	$(4,534)	$(19,909)	$12,081

Condensed Consolidating Statement of Operations (unaudited)

	24 Weeks Ended June 17, 2006
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
Revenues	$—	$263,998	$90,263	$—	$354,261
Costs and expenses	—	214,911	80,499	—	295,410
General and administrative expenses	2,637	2,273	27,647	—	32,557

Income (loss) from operations	(2,637)	46,814	(17,883)	—	26,294
Interest on long-term debt	12,957	115	(123)	—	12,949
Intercompany charges	8,279	12,953	(21,232)	—	—
Other expense (income), net	—	(87)	216	—	129

Income (loss) before income taxes	(23,873)	33,833	3,256	—	13,216
Income taxes	(7)	5,264	2,061	—	7,318

Income (loss) from continuing operations	(23,866)	28,569	1,195	—	5,898

Equity in subsidiaries	28,506	(718)	—	(27,788)	—
Loss from discontinued operations	—	—	—	—	—

Income before cumulative effect of change in accounting principle	4,640	27,851	1,195	(27,788)	5,898
Cumulative effect of change in accounting principle	—	—	(1,242)	—	(1,242)

Net income (loss)	$4,640	$27,851	$(47)	$(27,788)	$4,656

	24 Weeks Ended June 18, 2005
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
Revenues	$—	$274,526	$86,137	$—	$360,663
Costs and expenses	—	219,541	76,630	—	296,171
General and administrative expenses	(262)	(14,124)	26,732	—	12,346
Provision for asset impairment		(1,606)	(21)	—	(1,627)

Income (loss) from operations	262	70,715	(17,204)	—	53,773
Interest on long-term debt	14,108	402	18	—	14,528
Intercompany charges	5,147	10,756	(15,903)	—	—
Other expense (income), net	—	(6,124)	281	—	(5,843)

Income (loss) before income taxes	(18,993)	65,681	(1,600)	—	45,088
Income taxes	(663)	17,519	1,337	—	18,193

Income (loss) from continuing operations	(18,330)	48,162	(2,937)	—	26,895

Equity in subsidiaries	43,548	(812)	—	(42,736)	—
Loss from discontinued operations	—	(1,248)	(430)	—	(1,678)

Income (loss) before cumulative effect of change in accounting principle	25,218	46,102	(3,367)	(42,736)	25,217
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income (loss)	$25,218	$46,102	$(3,367)	$(42,736)	$25,217

Condensed Consolidating Statement of Cash Flows (unaudited)

	12 Weeks Ended June 17, 2006
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities of continuing operations	$4,306	$2,725	$12,839	$—	$19,870
Cash flows from investing activities of continuing operations	—	(2,359)	(12,456)	—	(14,815)
Cash flows from financing activities of continuing operations	(4,274)	(521)	—	—	(4,795)

Increase (decrease) in cash and cash equivalents	32	(155)	383	—	260
Cash and cash equivalents, beginning of period	(32)	5,047	3,125	—	8,140

Cash and cash equivalents, end of period	$—	$4,892	$3,508	$—	$8,400

	12 Weeks Ended June 18, 2005
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities of continuing operations	$18,893	$(11,246)	$21,090	$(21)	$28,716
Cash flows from operating activities of discontinued operations	—	394	(1,226)	21	(811)
Cash flows from investing activities of continuing operations	—	(4,657)	(13,840)	—	(18,497)
Cash flows from investing activities of discontinued operations	—	6,033	711	—	6,744
Cash flows from financing activities of continuing operations	(18,893)	(633)	(1,503)	—	(21,029)
Cash flows from financing activities of discontinued operations	—	(11)	—	—	(11)

Increase (decrease) in cash and cash equivalents	—	(10,120)	5,232	—	(4,888)
Cash and cash equivalents, beginning of period	—	18,848	(1,970)	—	16,878

Cash and cash equivalents, end of period	$—	$8,728	$3,262	$—	$11,990

	24 Weeks Ended June 17, 2006
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities of continuing operations	$13,234	$5,751	$21,339	$—	$40,324
Cash flows from investing activities of continuing operations	—	(3,679)	(21,246)	—	(24,925)
Cash flows from financing activities of continuing operations	(13,202)	(1,248)	(4)	—	(14,454)

Increase in cash and cash equivalents	32	824	89	—	945
Cash and cash equivalents, beginning of period	(32)	4,068	3,419	—	7,455

Cash and cash equivalents, end of period	$—	$4,892	$3,508	$—	$8,400

Condensed Consolidating Statement of Cash Flows (unaudited)

	24 Weeks Ended June 18, 2005
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities of continuing operations	$49,534	$(5,790)	$27,197	$—	$70,941
Cash flows from operating activities of discontinued operations	—	661	1,262	—	(601)
Cash flows from investing activities of continuing operations	—	2,870	(25,766)	—	(22,896)
Cash flows from investing activities of discontinued operations	—	6,127	1,779	—	7,906
Cash flows from financing activities of continuing operations	(49,534)	(1,516)	(1,632)	—	(52,682)
Cash flows from financing activities of discontinued operations	—	(9)	(48)	—	(57)

Increase in cash and cash equivalents	—	2,343	268	—	2,611
Cash and cash equivalents, beginning of period	—	6,385	2,994	—	9,379

Cash and cash equivalents, end of period	$—	$8,728	$3,262	$—	$11,990

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

        As part of the Company's ongoing assessment to ensure that each of the Company's properties fit into the Company's strategy, as at June 17, 2006 the Company had available for sale one funeral home and one cemetery property business. These properties remain unsold as of June 17, 2006. The carrying amount of these locations was $527,000 which was less than estimated aggregate fair market value. The fair market values were determined by specific offers or bids, or estimates based on comparable recent sales transactions. For the 24 weeks ended June 17, 2006, these properties had revenues and costs of $304,000 and $269,000 (June 18, 2005—$321,000 and $295,000), respectively.

        The assets of $3,224,000 (December 31, 2005—$3,285,000) and liabilities of $2,697,000 (December 31, 2005—$2,731,000) of these locations have not been reclassified to assets held for sale and liabilities associated with assets held for sale in the balance sheet.

        In addition, for the 24 weeks ended June 17, 2006, the Company disposed of 7 funeral home businesses which were not reclassified to discontinued operations. Revenues and costs of these disposed of locations were $312,000 and $414,000 (June 18, 2005—$894,000 and $884,000) for the 24 weeks ended June 17, 2006, respectively.

        In addition to those funeral home and cemetery businesses held for sale or disposed of as identified above, the Company closed 8 funeral home locations during the 24 weeks ended June 17, 2006. The criteria for identifying a location to be closed includes among other items, synergies from transferring the ongoing business to an adjacent location and the valuation of the real estate assets compared to sale as a business.

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

        The revenues and costs and impairment provisions for the locations identified as discontinued operations are presented in the following table:

	12 Weeks Ended June 18, 2005	24 Weeks Ended June 18, 2005
Revenue
Funeral	$394	$1,853
Cemetery	144	598

	$538	$2,451

Gross margin
Funeral	$(170)	$(152)
Cemetery	(60)	(237)

	(230)	(389)
Provision for asset impairment	—	568

Loss from discontinued operations	(230)	(957)
Interest on long-term debt	(22)	—
Other expense (income), net	371	455

Loss from discontinued operations, before tax	(579)	(1,412)
Income tax provision for discontinued operations	266	266

Loss from discontinued operations	$(845)	$(1,678)

Depreciation included in gross margin of discontinued operations	$7	$20

NOTE 11.    INCOME PER SHARE

        The basic and diluted income per share computations for net income were as follows:

	12 Weeks Ended		24 Weeks Ended
	June 17, 2006	June 18, 2005	June 17, 2006	June 18, 2005
Income (numerator):
Net income attributable to Common stockholders	$153	$12,081	$4,656	$25,217

Shares (denominator):
Basic weighted average number of shares of Common stock outstanding (thousands)	40,652	40,108	40,559	40,078
Effect of stock options assumed exercised (thousands)	2,025	1,282	1,863	1,297

Diluted weighted average number of shares of Common stock outstanding (thousands)	42,677	41,390	42,422	41,375

        For the 12 and 24 weeks ended June 17, 2006, 4,804,750 employee and director stock options were dilutive to earnings and are included in the computation of diluted earnings per share. Warrants to purchase 2,992,000 shares of Common stock were not included in the computation of diluted earnings per share, because they were anti-dilutive.

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

Financial results

        The Company's financial results include the results from operations for those locations affected by Hurricane Katrina as outlined in the following table:

	12 Weeks Ended		24 Weeks Ended
	June 17, 2006	June 18, 2005	June 17, 2006	June 18, 2005
Funeral Homes
Revenue	$5,604	$6,659	$12,461	$14,355
Number of funeral services performed	1,227	1,409	2,690	3,079
Number of same-site funeral services performed	1,225	1,173	2,688	2,574
Costs and expenses	$3,403	$5,157	$8,912	$11,402
Gross margin	$2,201	$1,502	$3,549	$2,953
Pre-need funeral contracts written	$1,546	$2,954	$2,837	$5,782
Cemeteries
Revenue	$788	$681	$1,472	$1,424
Number of cemetery interments	205	217	423	527
Costs and expenses	$704	$666	$1,262	$1,328
Gross margin	$84	$15	$210	$96
Pre-need cemetery contracts written	$347	$346	$574	$690

Insurance coverage and long-term asset gain or loss

        The Company purchases insurance coverage for property damage, including damage from wind and flood, subject to separate limits, sub-limits and deductible amounts. The Company, along with its insurance providers, is continuing to assess and estimate the extent of damages. Based on a review of the Company's insurance policy, the Company expects to recover a substantial portion of the costs associated with the storm damage through insurance, including the capital costs of rebuilding. For those properties not in operation and requiring significant repair or rebuilding, the Company has considered the properties destroyed or abandoned and based on estimated insurance proceeds of $12,550,000, has realized a gain of $1,000,000 in the 12 weeks ended June 17, 2006 on the writeoff of the applicable buildings and contents.

        The Company has initiated or completed much of the damage repairs and along with its insurance companies, is continuing to estimate the full extent of repairs and replacement costs. The Company may record additional expense for changes to its expected deductible under its insurance policies and other expenses not expected to be reimbursed under the insurance policy. During the 12 weeks ended June 17, 2006, the Company reduced its expected costs by $200,000.

        The Company has business interruption insurance that allows the recovery of operating costs and lost profits. The Company is preparing its analysis in support of a claim. Potential proceeds from this claim cannot currently be reasonably estimated and therefore no receivable or recovery has been recorded as of June 17, 2006.

NOTE 13.    PROPOSED MERGER AGREEMENT

        On April 3, 2006, Service Corporation International ("SCI") and the Company announced that they have entered into a merger agreement. Pursuant to the agreement, each share of the Company will be converted into the right to receive $20.00 per share in cash. In addition, SCI will assume approximately $358 million of the Company's debt. The Company's stockholders voted on May 31, 2006 to approve this agreement.

        Completion of the proposed transaction is contingent on regulatory review, including Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Competition Act (Canada), and subject to notification under the Investment Canada Act.

        As previously disclosed, subsequent to the stockholders vote the Company together with SCI entered into a timing agreement with the staff of the Federal Trade Commission ("FTC") in connection with the proposed merger of the Company with a subsidiary of SCI. As also previously disclosed, each of the Company and SCI have received "Second Requests" from the FTC, and as a result thereof, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, during which the parties may not consummate the proposed merger, has been extended. The parties are working toward responding to the Second Requests.

        As a result of the timing agreement, Alderwoods and SCI expect to seek to negotiate a consent decree with the FTC, in which case the proposed merger could close as early as on or before September 30, 2006. Alderwoods and SCI have agreed with the FTC that if the parties are unable to reach agreement on a consent agreement with the FTC, they will not close the proposed merger before October 30, 2006. In addition, Alderwoods and SCI have agreed, under a standard provision of a recently adopted FTC protocol for administering Second Requests that if the FTC challenges the proposed transaction by filing an application for preliminary injunction in federal court, Alderwoods and SCI, jointly with the FTC, will propose a scheduling order that provides for a 60-day pre-hearing discovery period.

        The Company and SCI continue to expect that the transaction will close by the end of 2006.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Alderwoods Group, Inc., a Delaware corporation ("Alderwoods Group" and, together with its subsidiaries unless the context otherwise requires, the "Company"), is the second largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As of June 17, 2006, the Company operated 579 funeral homes, 72 cemeteries and 61 combination funeral homes and cemeteries throughout North America. As of June 18, 2005, the Company operated 623 funeral homes, 73 cemeteries and 60 combination funeral homes and cemeteries throughout North America.

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

Critical Accounting Policies

        Accounting policies that the Company believes are both most important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgments are described under Item 7. "—Management's Discussion and Analysis of Financial Condition and Results of Operations" in Alderwoods Group's Annual Report on Form 10-K for the 52 weeks ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission ("SEC") and in Note 2 included in Item 1 of Part I of this Quarterly Report on Form 10-Q. Aside from the adoption of SFAS 123R as described in Note 2 included in Item 1 of Part I of this Quarterly Report on Form 10-Q, there have been no changes to the Company's critical accounting policies in the 12 and 24 weeks ended June 17, 2006.

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

        The Company purchases insurance coverage for property damage, including damage from wind and flood, subject to separate limits, sub-limits and deductible amounts. The Company, along with its insurance providers, is continuing to assess and estimate the extent of damages. Based on a review of the Company's insurance policy, the Company expects to recover a substantial portion of the costs associated with the storm damage through insurance, including the capital costs of rebuilding. For those properties not in operation and requiring significant repair or rebuilding, the Company has considered the properties destroyed or abandoned and based on estimated insurance proceeds of $12.6 million, has realized a gain of $1.0 million in the 12 weeks ended June 17, 2006 on the writeoff of the applicable buildings and contents.

        The Company has initiated or completed much of the damage repairs and along with its insurance providers, is continuing to estimate the full extent of repairs and replacement costs. The Company may record additional expense for changes to its expected deductible under its insurance policies and other expenses not expected to be reimbursed under the insurance policy. During the 12 weeks ended June 17, 2006, the Company reduced its expected costs by $0.2 million.

        The Company has business interruption insurance that allows the recovery of operating costs and lost profits. The Company is preparing its analysis in support of a claim. Potential proceeds from this claim cannot currently be reasonably estimated and therefore no receivable or recovery has been recorded as of June 17, 2006.

        Additional information regarding Hurricane Katrina is provided in Note 12 to the Company's interim consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

12 Weeks Ended June 17, 2006 Compared to 12 Weeks Ended June 18, 2005

        Detailed below are the operating results of the Company for the 12 weeks ended June 17, 2006 and June 18, 2005. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of revenue.

	12 Weeks Ended
	June 17, 2006	June 18, 2005	June 17, 2006	June 18, 2005
	(in thousands)	(in thousands)	(percentages)	(percentages)
Revenue
Funeral	$107,522	$110,501	62.4	62.5
Cemetery	41,505	43,914	24.0	24.8
Insurance	23,417	22,363	13.6	12.7

Total	$172,444	$176,778	100.0	100.0

Gross margin
Funeral	$20,101	$20,085	18.7	18.2
Cemetery	6,224	7,274	15.0	16.6
Insurance	1,135	831	4.8	3.7

Total	27,460	28,190	15.9	15.9

Expenses
General and administrative	18,042	1,702	10.5	1.0
Provision for asset impairment	—	(408)	0.0	(0.2)

Income from operations	9,418	26,896	5.4	15.1
Interest on long-term debt	6,471	7,013	3.8	4.0
Other expense (income), net	285	(44)	0.2	0.0

Income before income taxes	2,662	19,927	1.5	11.1
Income taxes	2,509	7,001	1.4	4.0

Income from continuing operations	$153	$12,926	0.1	7.1

        Other information from continuing operations for the 12 weeks ended June 17, 2006, and 12 weeks ended June 18, 2005, is summarized in the following table:

12 Weeks ended June 17, 2006 and 12 Weeks ended June 18, 2005

Continuing Operations:	June 17, 2006	June 18, 2005	Increase (decrease)
			(amount)	(percentages)
Funeral—Other Information
Number of funeral services performed	25,139	26,693	(1,554)	(5.8)
Number of same site funeral services performed	25,082	25,907	(825)	(3.2)
Average revenue per funeral service	$4,277	$4,140	$137	3.3
Same site average revenue per funeral service	$4,278	$4,145	$133	3.2
Pre-need funeral contracts written (in millions)	$44.7	$47.0	$(2.3)	(4.9)
Pre-need funeral conversion (percentages)	26	27	(1.0)	—
Cemetery—Other Information
Number of cemetery interments	10,096	10,984	(888)	(8.1)
Pre-need cemetery contracts written (in millions)	$24.0	$24.8	$(0.8)	(3.2)

Continuing Operations

        Consolidated revenue of $172.4 million for the 12 weeks ended June 17, 2006, decreased by $4.3 million, or 2.5%, compared to the corresponding period in 2005, reflecting decreases in the funeral and cemetery segments partially offset by an increase in insurance revenue. Consolidated gross margin as a percentage of revenue was 15.9% for the 12 weeks ended June 17, 2006, consistent with the comparative period in 2005.

        Funeral revenue of $107.5 million for the 12 weeks ended June 17, 2006, decreased by $3.0 million, or 2.7%, compared to $110.5 million for the corresponding period in 2005, primarily as a result of a decrease in the number of funeral services performed partially offset by an increase of $137, or 3.3%, in average revenue per funeral service performed. The number of funeral services performed during the 12 weeks ended June 17, 2006 decreased by 5.8% from the corresponding period in 2005. The increase in average revenue per funeral service performed was achieved through adjusting the pricing and mix of merchandise and services offered to customer families designed to both meet customer family needs and to increase average revenues.

        Included in the funeral revenue for the 12 weeks ended June 17, 2006 is $5.6 million from 1,227 funeral services performed in New Orleans, Louisiana and on the Gulf Coast of Mississippi compared to $6.7 million of funeral revenue from 1,409 funeral services performed for the 12 weeks ended June 18, 2005. The Company's funeral operations in these areas were significantly affected by Hurricane Katrina.

        On a same site basis, funeral revenue was $107.3 million for the 12 weeks ended June 17, 2006, compared to $107.4 million for the corresponding period in 2005. Same site calls decreased by 825 or 3.2% compared to the comparative period in 2005. This was offset by an increase in same site average revenue per funeral service of $133 or 3.2% compared to the comparative period in 2005. If the locations affected by Hurricane Katrina were removed, the number of funeral services performed on a same site basis would have declined 3.5% from the corresponding period in 2005.

        The number of cremation services performed as a percentage of total services performed increased to 38.3% for the 12 weeks ended June 17, 2006, compared to 36.9% for the corresponding period in 2005, consistent with national trends. The number of cremation services performed may impact funeral revenue, as the average revenue per cremation service is typically lower than the average revenue for a traditional funeral service.

        Funeral gross margin as a percentage of revenue increased to 18.7% for the 12 weeks ended June 17, 2006, compared to 18.2% for the corresponding period in 2005. The increase in gross margin was primarily due to $1.0 million gain related to the estimated insurance settlement of destroyed or abandoned properties and lower wage and benefit costs of $1.7 million offset by reduced revenue as a result of a lower number of services performed.

        Pre-need funeral contracts written for the 12 weeks ended June 17, 2006, were $44.7 million, compared to $47.0 million for the corresponding period in 2005, and $40.8 million in the first quarter 2006. The Company is continuing its program to increase pre-need sales. For the 12 weeks ended June 17, 2006, 26% of the funeral services performed were derived from the pre-need backlog, a decrease of 1% from the comparative period in 2005. The Company manages the cash impact of its pre-need funeral sales program primarily by offsetting direct costs, including commissions paid to counselors, with either general agency commissions received from third party and related insurance companies or amounts not required to be trusted. Pre-need funeral sales are important, because over time, they build the foundation for future funeral revenue and generate positive cash flow when the funeral service is performed.

        Cemetery revenue of $41.5 million for the 12 weeks ended June 17, 2006, was $2.4 million, or 5.4%, lower than cemetery revenue for the corresponding period in 2005, primarily due to lower revenue recognized from pre-need space sales.

        Cemetery gross margin as a percentage of revenue decreased to 15.0% for the 12 weeks ended June 17, 2006, compared to 16.6% for the corresponding period in 2005, primarily due to lower revenue recognized from pre-need space sales offset by lower pre-need space cost of goods sold of $0.9 million and decreased wage and benefit costs of $0.6 million.

        Pre-need cemetery contracts written for the 12 weeks ended June 17, 2006, were $24.0 million, compared to $24.8 million for the corresponding period in 2005. Pre-need cemetery sales may initially decrease cash flows if the amount of cash initially collected is insufficient to cover the amount required to be trusted, sales commissions, and other direct costs paid out. However, this initial net cash flow impact is not significant, as the Company sets minimum down payments, maximum terms and sales commission rates to maximize cash flow. The Company believes that pre-need cemetery sales are important, because over time, they generate positive cash flow and build the foundation for future cemetery revenue.

        Insurance revenue for the 12 weeks ended June 17, 2006, increased $1.1 million, or 4.7%, compared to the corresponding period in 2005, primarily due to increased investment income of $0.7 million. Insurance production represents the insurance segment's participation in the Company's pre-need funeral contracts and for the 12 weeks ended June 17, 2006 was $30.9 million compared to $33.2 million for the corresponding period in 2005. Insurance gross margin as a percentage of revenue increased to 4.8% for the 12 weeks ended June 17, 2006, compared to 3.7% for the corresponding period in 2005.

        General and administrative expenses for the Company for the 12 weeks ended June 17, 2006, were $18.0 million, or 10.5% of consolidated revenue, compared to $1.7 million, or 1.0% of consolidated revenue, for the corresponding period in 2005. General and administrative expenses included the following items affecting the comparison of the 12 weeks ended June 17, 2006 to the 12 weeks ended June 18, 2005:

	12 Weeks Ended
	June 17, 2006	June 18, 2005
	(in millions)
Legal expenses related to Funeral Consumers Alliance litigation	$1.0	$—
Legal and other expenses related to the proposed Service Corporation International merger agreement	2.2	—
Equity incentive plan stock based compensation expense related to stock options and restricted stock units	0.7	—
Increase in long term executive incentive expense	1.0	—
Foreign exchange impact on Canadian dollar based support centre expenses	1.4	—
Decrease in retirement allowance accrual	(0.8)	—
Recovery of corporate receivable previously fully reserved against	—	(10.9)

        Included in general and administrative expenses for the 12 weeks ended June 17, 2006 was $0.7 million of stock based compensation expense from stock options and restricted stock units resulting from the adoption of SFAS 123R using the modified prospective method. For the 12 weeks ended June 18, 2005, the Company applied APB No. 25 and related interpretations to account for stock based compensation and no stock based compensation expense was recognized.

        From 2003 to 2005 the Company had a long term incentive plan for its executive officers based on Company performance targets for which an expense of $0.5 million was recorded in general and administrative expenses for the 12 weeks ended June 18, 2005. In July, 2005 the Company adopted the 2005-2007 Executive Strategic Incentive Plan, a stock price based incentive plan for its executive officers. This stock price based incentive plan is accounted for under SFAS 123R as a liability based award, resulting in the measurement of the estimated fair value at each reporting date. On adoption of SFAS 123R, the Company recorded a cumulative effect of change in accounting principle as of January 1, 2006 of $1.2 million based on a estimated fair value of $6.6 million as at January 1, 2006. On June 17, 2006, additional compensation expense of $1.5 million was recorded for the 12 weeks ended June 17, 2006 based on estimated fair value of $11.2 million as at June 17, 2006.

        Interest expense on long-term debt for the 12 weeks ended June 17, 2006, was $6.5 million, reflecting the effect of principal repayments and lower interest rates compared to interest expense in the corresponding period in 2005, as detailed in the following table:

	12 Weeks Ended
	June 17, 2006	June 18, 2005
	(in millions)
Interest on long-term debt	$6.0	$6.3
Amortization of debt issue costs	0.5	0.7

Total interest on long-term debt and refinancing costs	$6.5	$7.0

        Income tax expense for the 12 weeks ended June 17, 2006 was $2.5 million compared to $7.0 million for the corresponding period in 2005. The Company's financial statement effective tax rate for the 12 weeks ended June 17, 2006 was 94.3%. The effective tax rate will vary from the statutory rate because, (i) stock option compensation expense recorded as a result of the adoption of SFAS 123R is a permanent difference in certain jurisdictions, (ii) costs related to the proposed transaction with SCI may not be deductible, (iii) the realization of the benefits of the tax assets that had a corresponding valuation allowance established on January 2, 2002 will result in a reduction to goodwill established on January 2, 2002, (iv) the realization of tax assets that had a corresponding valuation allowance established after January 2, 2002 will result in a benefit, and (v) losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions.

        At December 31, 2001, the Company had accrued $57.1 million of reorganization costs related to costs incurred during its predecessor's reorganization, as well as costs incurred in connection with the actual emergence from reorganization proceedings and various related activities. As of June 17, 2006, the balance of $1.1 million of reorganization costs, primarily consisting of an accrual for a legal fee reimbursement, has been included in accounts payable and accrued liabilities.

        During the 12 weeks ended June 17, 2006, the Company sold two funeral locations for gross proceeds of $0.3 million.

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

        As of June 18, 2005, the Company had completed the strategic market rationalization program except for one cemetery which was classified back to continuing operations during the 12 and 24 weeks ended June 18, 2005.

24 Weeks Ended June 17, 2006 Compared to 24 Weeks Ended June 18, 2005

        Detailed below are the operating results of the Company for the 24 weeks ended June 17, 2006 and June 18, 2005. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of revenue.

	24 Weeks Ended
	June 17, 2006	June 18, 2005	June 17, 2006	June 18, 2005
	(in thousands)	(in thousands)	(percentages)	(percentages)
Revenue
Funeral	$228,653	$234,514	64.5	65.0
Cemetery	79,336	82,218	22.4	22.8
Insurance	46,272	43,931	13.1	12.2

Total	$354,261	$360,663	100.0	100.0

Gross margin
Funeral	$45,870	$49,985	20.1	21.3
Cemetery	10,898	12,394	13.7	15.1
Insurance	2,083	2,113	4.5	4.8

Total	58,851	64,452	16.6	17.9

Expenses
General and administrative	32,557	12,346	9.2	3.4
Provision for asset impairment	—	(1,627)	0.0	(0.5)

Income from operations	26,294	53,773	7.4	15.0
Interest on long-term debt	12,949	14,528	3.7	4.0
Other expense (income), net	129	(5,843)	0.0	(1.6)

Income before income taxes	13,216	45,088	3.7	12.6
Income taxes	7,318	18,193	2.1	5.0

Income from continuing operations	$5,898	$26,895	1.6	7.6

        Other information from continuing operations for the 24 weeks ended June 17, 2006, and 24 weeks ended June 18, 2005, is summarized in the following table:

24 Weeks ended June 17, 2006 and 24 Weeks ended June 18, 2005

			Increase (decrease)
	June 17, 2006	June 18, 2005
Continuing Operations:			(amount)	(percentages)
Funeral—Other Information
Number of funeral services performed	53,247	56,735	(3,488)	(6.1)
Number of same site funeral services performed	53,070	55,073	(2,003)	(3.6)
Average revenue per funeral service	$4,294	$4,133	$161	3.9
Same site average revenue per funeral service	$4,294	$4,138	$156	3.8
Pre-need funeral contracts written (in millions)	$85.5	$90.3	$(4.8)	(5.3)
Pre-need funeral conversion (percentages)	27	27	—	—
Cemetery—Other Information
Number of cemetery interments	21,057	22,501	(1,444)	(6.4)
Pre-need cemetery contracts written (in millions)	$45.1	$45.8	$(0.7)	(1.5)

Continuing Operations

        Consolidated revenue of $354.3 million for the 24 weeks ended June 17, 2006, decreased by $6.4 million, or 1.8%, compared to the corresponding period in 2005, reflecting decreases in the funeral and cemetery segments partially offset by an increase in insurance revenue. Consolidated gross margin as a percentage of revenue decreased to 16.6% for the 24 weeks ended June 17, 2006, from 17.9% for the corresponding period in 2005.

        Funeral revenue of $228.7 million for the 24 weeks ended June 17, 2006, decreased by $5.8 million, or 2.5%, compared to $234.5 million for the corresponding period in 2005, primarily as a result of a decrease in the number of funeral services performed partially offset by an increase of $161, or 3.9%, in average revenue per funeral service performed. The number of funeral services performed during the 24 weeks ended June 17, 2006 decreased by 6.1% from the corresponding period in 2005. The increase in average revenue per funeral service performed was achieved through adjusting the pricing and mix of merchandise and services offered to customer families designed to both meet customer family needs and to increase average revenues.

        Included in the funeral revenue for the 24 weeks ended June 17, 2006 is $12.5 million from 2,690 funeral services performed in New Orleans, Louisiana and on the Gulf Coast of Mississippi compared to $14.4 million of funeral revenue from 3,079 funeral services performed for the 24 weeks ended June 18, 2005. The Company's funeral operations in these areas were significantly affected by Hurricane Katrina.

        On a same site basis, funeral revenue was $227.9 million for both the 24 weeks ended June 17, 2006 and for the corresponding period in 2005. Same site calls decreased by 2,003 or 3.6% compared to the comparative period. This was offset by an increase in same site average revenue per funeral service of $156 or 3.8% compared to the comparative period in 2005. If the locations affected by Hurricane Katrina were removed, the number of funeral services performed on a same site basis would have declined 4.0% from the corresponding period in 2005.

        The number of cremation services performed as a percentage of total services performed increased to 37.5% for the 24 weeks ended June 17, 2006, compared to 36.2% for the corresponding period in 2005, consistent with national trends. The number of cremation services performed may impact funeral revenue, as the average revenue per cremation service is typically lower than the average revenue for a traditional funeral service.

        Funeral gross margin as a percentage of revenue decreased to 20.1% for the 24 weeks ended June 17, 2006, compared to 21.3% for the corresponding period in 2005. The decrease in gross margin was primarily due to reduced revenue as a result of a lower number of services performed offset by $1.0 million gain related to the estimated insurance settlement of destroyed or abandoned properties and lower wage and benefit costs of $1.3 million.

        Pre-need funeral contracts written for the 24 weeks ended June 17, 2006, were $85.5 million, compared to $90.3 million for the corresponding period in 2005. The Company is continuing its program to increase pre-need sales. For the 24 weeks ended June 17, 2006, 27% of the funeral services performed were derived from the pre-need backlog, consistent with the comparative period in 2005. The Company manages the cash impact of its pre-need funeral sales program primarily by offsetting direct costs, including commissions paid to counselors, with either general agency commissions received from third party and related insurance companies or amounts not required to be trusted. Pre-need funeral sales are important, because over time, they build the foundation for future funeral revenue and generate positive cash flow when the funeral service is performed.

        Cemetery revenue of $79.3 million for the 24 weeks ended June 17, 2006, was $2.9 million, or 3.5%, lower than cemetery revenue for the corresponding period in 2005, primarily due to lower revenue recognized from pre-need space sales.

        Cemetery gross margin as a percentage of revenue decreased to 13.7% for the 24 weeks ended June 17, 2006, compared to 15.1% for the corresponding period in 2005, primarily due to lower revenue from pre-need space sales offset by lower pre-need space cost of goods sold of $1.5 million and decreased wage and benefit costs of $0.6 million.

        Pre-need cemetery contracts written for the 24 weeks ended June 17, 2006, were $45.1 million, compared to $45.8 million for the corresponding period in 2005. Pre-need cemetery sales may initially decrease cash flows if the amount of cash initially collected is insufficient to cover the amount required to be trusted, sales commissions, and other direct costs paid out. However, this initial net cash flow impact is not significant, as the Company sets minimum down payments, maximum terms and sales commission rates to maximize cash flow. The Company believes that pre-need cemetery sales are important, because over time, they generate positive cash flow and build the foundation for future cemetery revenue.

        Insurance revenue for the 24 weeks ended June 17, 2006, increased $2.3 million, or 5.3%, compared to the corresponding period in 2005, primarily due to increases in premiums of $1.4 million and increased investment income of $1.3 million offset by $0.4 million of capital gains in 2005 not repeated in 2006. Insurance premium revenue is dependent on the level of pre-need funeral contracts written over time that are funded by the Company's insurance subsidiary. Insurance production represents the insurance segment's participation in the Company's pre-need funeral contracts and for the 24 weeks ended June 17, 2006 was $60.6 million compared to $64.0 million for the corresponding period in 2005. Insurance gross margin as a percentage of revenue decreased to 4.5% for the 24 weeks ended June 17, 2006, compared to 4.8% for the corresponding period in 2005. The 24 weeks ended June 17, 2006 showed improvement from business growth offset by approximately $0.3 million of expenses from the impact of Hurricane Katrina on outstanding policies.

        General and administrative expenses for the Company for the 24 weeks ended June 17, 2006, were $32.6 million, or 9.2% of consolidated revenue, compared to $12.3 million, or 3.4% of consolidated revenue, for the corresponding period in 2005. General and administrative expenses included the following items affecting the comparison of the 24 weeks ended June 17, 2006 to the 24 weeks ended June 18, 2005:

	24 Weeks Ended
	June 17, 2006	June 18, 2005
	(in millions)
Legal expenses related to Funeral Consumers Alliance litigation	$1.5	$—
Legal and other expenses related to the proposed Service Corporation International merger agreement	2.8	—
Equity incentive plan stock based compensation expense related to stock options and restricted stock units	1.6	—
Increase in long term executive incentive expense	1.7	—
Foreign exchange impact on Canadian based support centre expenses	2.1	—
Decrease in retirement allowance accrual	(0.7)	—
Reduction in accrual on settlement of US trustee bankruptcy fee	—	(0.9)
Recovery of corporate receivable previously fully reserved against	—	(10.9)

        Included in general and administrative expenses for the 24 weeks ended June 17, 2006 was $1.6 million of stock based compensation expense from stock options and restricted stock units resulting from the adoption of SFAS 123R using the modified prospective method. For the 24 weeks ended June 18, 2005, the Company applied APB No. 25 and related interpretations to account for stock based compensation and no stock based compensation expense was recognized.

        From 2003 to 2005 the Company had a long term incentive plan for its executive officers based on Company performance targets for which an expense of $1.3 million was recorded in general and administrative expenses for the 24 weeks ended June 18, 2005. In July, 2005 the Company adopted the

2005-2007 Executive Strategic Incentive Plan, a stock price based incentive plan for its executive officers. This stock price based incentive plan is accounted for under SFAS 123R as a liability based award, resulting in the measurement of the estimated fair value at each reporting date. On adoption of SFAS 123R, the Company recorded a cumulative effect of change in accounting principle as of January 1, 2006 of $1.2 million based on a estimated fair value of $6.6 million as at January 1, 2006. On June 17, 2006, additional compensation expense of $3.0 million was recorded for the 24 weeks ended June 17, 2006 based on estimated fair value of $11.2 million as at June 17, 2006.

        Interest expense on long-term debt for the 24 weeks ended June 17, 2006, was $12.9 million, reflecting the effect of principal repayments and lower interest rates compared to interest expense and tender premium in the corresponding period in 2005, as detailed in the following table:

	24 Weeks Ended
	June 17, 2006	June 18, 2005
	(in millions)
Interest on long-term debt	$12.0	$12.5
Amortization of debt issue costs	0.9	1.7
Tender premium on the repurchase of the 12.25% Senior Unsecured Notes due in 2009	—	0.3

Total interest on long-term debt and refinancing costs	$12.9	$14.5

        Income tax expense for the 24 weeks ended June 17, 2006 was $7.3 million compared to $18.2 million for the corresponding period in 2005. The Company's financial statement effective tax rate for the 24 weeks ended June 17, 2006 was 55.4%. The effective tax rate will vary from the statutory rate because, (i) stock option compensation expense recorded as a result of the adoption of SFAS 123R is a permanent difference in certain jurisdictions, (ii) costs related to the proposed transaction with SCI may not be deductible, (iii) the realization of the benefits of the tax assets that had a corresponding valuation allowance established on January 2, 2002 will result in a reduction to goodwill established on January 2, 2002, (iv) the realization of tax assets that had a corresponding valuation allowance established after January 2, 2002 will result in a benefit, and (v) losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions.

        During the 24 weeks ended June 17, 2006, the Company sold five funeral locations for gross proceeds of $1.2 million.

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

        As of June 18, 2005, the Company had completed the strategic market rationalization program except for one cemetery which was classified back to continuing operations during the 12 and 24 weeks ended June 18, 2005.

Pre-need Funeral and Cemetery Backlog for Continuing Operations

        The Company's backlog represents pre-need funeral and cemetery arrangements with customer families. These arrangements are subject to trust or insurance funding requirements. The activities in the

Company's funeral backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

	12 weeks Ended		24 Weeks Ended
	June 17, 2006	June 18, 2005	June 17, 2006	June 18, 2005
	(in thousands)		(in thousands)
Funeral backlog:
Beginning balance	$1,337,220	$1,295,227	$1,336,829	$1,275,972
Sales, net of cancellations	40,943	46,753	81,201	85,019
Maturities	(32,298)	(33,871)	(75,391)	(68,200)
Net increase in insurance benefits and earnings realized on funeral trust balances	4,661	3,578	7,663	8,741
Change in cancellation reserve	(1,966)	(4,091)	1,691	5,395
Other	2,485	47	(948)	716

Ending balance	$1,351,045	$1,307,643	$1,351,045	$1,307,643

Trust funded	$344,222	$345,921	$344,222	$345,921
Third party insurance companies	651,486	660,966	651,486	660,966
Subsidiary insurance company	355,337	300,756	355,337	300,756

	$1,351,045	$1,307,643	$1,351,045	$1,307,643

        The activities in the Company's cemetery backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

	12 weeks Ended		24 Weeks Ended
	June 17, 2006	June 18, 2005	June 17, 2006	June 18, 2005
	(in thousands)		(in thousands)
Cemetery backlog:
Beginning balance	$278,833	$264,047	$276,755	$262,825
Sales, net of cancellations	20,619	23,057	49,910	44,089
Maturities	(18,330)	(22,300)	(46,086)	(41,688)
Earnings realized on cemetery trust balances	2,851	3,941	3,122	3,635
Change in cancellation reserve	89	1,905	361	1,789

Ending balance	$284,062	$270,650	$284,062	$270,650

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

        Net cash from continuing operating activities was $19.9 million for the 12 weeks ended June 17, 2006, compared to $28.7 million for the corresponding period in 2005. The decrease is due primarily to higher expenses and decreased revenues in the current period.

        Net cash from continuing operating activities was $40.3 million for the 24 weeks ended June 17, 2006, compared to $70.9 million for the corresponding period in 2005. The decrease is primarily due to the following three components from the corresponding period in 2005 i) a $18.1 million in withdrawals of excess funds from funeral and cemetery trusts resulting from the Company's ongoing review process;

ii) $16.1 million related to collateral for liability lines of insurance coverage replaced with a letter of credit and iii) a $9.1 million payment in connection with the US Trustee bankruptcy fee.

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

        Net cash used in continuing investing activities was $14.8 million for the 12 weeks ended June 17, 2006, compared to $18.5 million for the corresponding period in 2005, primarily due to the decrease of $6.0 million in property and equipment purchases.

        Net cash used in continuing investing activities was $24.9 million for the 24 weeks ended June 17, 2006, compared to $22.9 million for the corresponding period in 2005.

        Net cash used in continuing financing activities was $4.8 million for the 12 weeks ended June 17, 2006, compared to $21.0 million for the corresponding period in 2005. The decrease of $16.2 million was due primarily to lower repayments of debt during the 12 weeks ended June 17, 2006, compared to the corresponding period in 2005.

        Net cash used in continuing financing activities was $14.5 million for the 24 weeks ended June 17, 2006, compared to $52.7 million for the corresponding period in 2005. The decrease of $38.2 million was primarily due to lower repayments of debt during the 24 weeks ended June 17, 2006, compared to the corresponding period in 2005.

Long-Term Indebtedness

        The change in the Company's carrying amounts of long-term indebtedness is as follows:

Issue	Long-Term Indebtedness Carrying Value December 31, 2005	Net increase (decrease)	Long-Term Indebtedness Carrying Value June 17, 2006
	(in millions)	(in millions)	(in millions)
Revolving Credit Facility	$4.0	$(4.0)	$—
Senior secured Term Loan B due in 2009	161.7	(10.0)	151.7
7.75% Senior unsecured notes due in 2012	200.0	—	200.0
Promissory notes and capitalized obligations (a)	7.7	(1.2)	6.5

Carrying amounts	$373.4	$(15.2)	$358.2

(a)
The change represents the net amount of repayments and other adjustments.

        The Credit Agreement and the Eight-Year Senior Unsecured Notes are guaranteed by substantially all of Alderwoods Group's wholly-owned U.S. subsidiaries, other than the Alderwoods Group's insurance subsidiary and certain other excluded subsidiaries. Alderwoods Group, Inc., the parent company, has no independent assets or operations, and the guarantees of its guarantor subsidiaries are full and unconditional, and joint and several.

        Financial covenants under the Credit Agreement require the Company to maintain a minimum interest coverage ratio and fixed charge coverage ratio, and not to exceed a maximum leverage ratio. As of June 17, 2006, the Company met all of the financial covenants required by the Credit Agreement.

Contractual Obligations and Commercial Commitments

        The following table details the Company's contractual obligations of continuing operations as of June 17, 2006. Significant changes to long-term debt are discussed above under "Long-Term Indebtedness."

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Long-term debt (a)	$351,683	$—	$4,661	$147,022	$200,000
Interest obligation on long-term debt	157,046	26,114	53,001	51,527	26,404
Promissory notes and capitalized obligations (a) (b)	6,546	2,271	2,338	390	1,547
Operating leases (c)	37,040	7,140	9,347	6,334	14,219

Total	$552,315	$35,525	$69,347	$205,273	$242,170

(a)
See Note 3 to the Company's interim consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

(b)
Promissory notes and capitalized obligations include amounts payable under non-competition agreements and capitalized lease obligations.

(c)
Operating leases are primarily for premises and automobiles and expire over the next one to 28 years.

        In addition to the operating leases noted in the table above, as of June 17, 2006, the Company leased approximately 1,140 vehicles under a master operating lease agreement, which has a minimum lease term of 12 months. The Company's practice is to continue these leases on a month-to-month basis after the expiry of the minimum lease term. Lease payments for these vehicles are projected to be $8.4 million over the next 12 months.

        The Company issues purchase orders for the supply of goods and services for its operations. As of June 17, 2006, there were no significant or unusual purchase orders outstanding. The Company entered into agreements with certain suppliers of funeral and cemetery merchandise, and office supplies to obtain volume discounts. However, none of these agreements have committed purchase quantities or prices.

        The following table details the Company's commercial commitments as of June 17, 2006.

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

        At June 17, 2006, the aggregate fair value of the Company's forward foreign currency exchange contracts and foreign currency option contracts was an asset of $1.1 million. There has been no material change in the Company's forward foreign currency exchange contract and foreign currency option commitments, which are described under Item 7A. "—Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the 52 weeks ended December 31, 2005, as filed with the SEC.

Off-Balance Sheet Arrangements

        Off-balance sheet arrangements as of June 17, 2006, consist of operating leases noted above under "Contractual Obligations and Commercial Commitments".

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

	12 weeks Ended		24 weeks Ended
	June 17, 2006	June 18, 2005	June 17, 2006	June 18, 2005
	(millions of dollars)		(millions of dollars)
EBITDA from continuing operations before cumulative effect of change in accounting principle:
Income from continuing operations	$0.2	$12.9	$5.9	$26.9
Income taxes	2.5	7.0	7.3	18.2
Interest on long-term debt and refinancing costs	6.5	7.0	12.9	14.5
Depreciation	9.8	11.0	19.2	21.1
Provision for asset impairment	—	(0.4)	—	(1.6)

EBITDA from continuing operations	$19.0	$37.5	$45.3	$79.1

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

        The Company's insurance subsidiary is subject to certain state regulations that restrict distributions, loans and advances from the subsidiary to the Company and its other subsidiaries. The cash flow provided by operations of the insurance subsidiary for the 12 and 24 weeks ended June 17, 2006, was approximately $11.0 million and $18.4 million, respectively, all of which premiums have been used for net purchases of insurance invested assets.

Operating Locations

        The Company's number of operating locations by country, state and province as of June 17, 2006, and the overall totals as of June 17, 2006, and December 31, 2005, are summarized in the table below.

	Number of Operating Locations
				Total Number of Operating Locations
Country, State/Province	Funeral	Cemetery	Combination
Canada
British Columbia	17	—	1	18
Alberta	11	—	—	11
Saskatchewan	22	—	—	22
Manitoba	3	1	2	6
Ontario	22	—	—	22
Quebec	14	—	—	14
Nova Scotia	6	—	—	6

Total Canadian	95	1	3	99
United States
Alabama	7	—	1	8
Alaska	3	—	—	3
Arizona	5	—	1	6
Arkansas	3	—	—	3
California	44	1	6	51
Colorado	3	1	1	5
Connecticut	1	—	—	1
Florida	32	7	8	47
Georgia	23	5	6	34
Idaho	3	1	—	4
Illinois	6	16	3	22
Indiana	10	4	1	17
Kansas	7	—	—	7
Louisiana	18	2	—	20
Maryland	2	—	—	2
Massachusetts	13	—	—	13
Michigan	12	—	—	12
Minnesota	9	1	1	11
Mississippi	17	1	3	21
Montana	4	—	—	4
Nevada	2	—	1	3
New Hampshire	4	—	—	4
New Mexico	5	—	—	5
New York	36	1	—	37
North Carolina	26	8	3	37
Ohio	13	4	1	18
Oklahoma	18	1	1	20
Oregon	18	1	3	22
Pennsylvania	5	—	—	5
Rhode Island	3	—	—	3
South Carolina	6	3	4	13
Tennessee	31	2	5	38
Texas	52	4	4	60
Virginia	18	—	—	18
Washington	19	3	3	26
West Virginia	3	—	—	3
Puerto Rico	3	5	2	10

Total United States	484	71	58	613

Overall total, as of June 17, 2006	579	72	61	712

Overall total, as of December 31, 2005	594	72	60	726

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding the Company's exposure to certain market risks, see Item 7A. "—Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the 52 weeks ended December 31, 2005, as filed with the SEC. As of June 17, 2006, there were no material changes in such matters disclosed in the Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the Company's principal executive officer (the "CEO"), and the Chief Financial Officer, the Company's principal financial officer (the "CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 17, 2006. Based on that evaluation, as of the date of the evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

Changes In Internal Controls Over Financial Reporting

        During the 12 weeks ended June 17, 2006, the Company continued implementing a new pre-need trust accounting software system. The implementation has involved changes to processes, and accordingly, has required changes to internal controls.

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

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding the status and progress of the Company's operating activities, the plans and objectives of the Company's management, assumptions regarding the Company's future performance and plans, the expected closing of the merger with Service Corporation International, and any financial guidance provided in this Quarterly Report on Form 10-Q, are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words "believe," "may," "will," "estimate," "continues," "anticipate," "intend," "expect" and similar expressions identify these forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed elsewhere in this Quarterly Report on Form 10-Q and particularly below under "Risk Factors" and under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        The proposed merger of the Company into a wholly owned subsidiary of Service Corporation International is subject to customary conditions to closing, including the receipt of required regulatory approvals. Many of the conditions to the closing of the transaction are outside of the control of the Company. If any condition to the closing of the transaction is not satisfied or, if permissible, waived, the transaction will not be completed.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The 2005 Annual Meeting of stockholders was held on May 31, 2006. The following items of business, as proposed in the Proxy Statement dated as of April 28, 2006, were presented to the stockholders.

The Merger

        The proposed Merger of the Company into a wholly owned subsidiary of Service Corporation International, as described in more detail in the Proxy Statement under the caption "Item 1 — The Merger" was approved. The vote with respect to such proposal was as follows:

Total Vote For	Total Vote Against	Abstentions	Broker Non-votes
29,791,680	161,508	3,493	5,234,876

Election of Directors

        The ten director nominees, information with respect to which was set forth in the Proxy Statement under the captioned "Item 2 — Election of Directors," were elected. The vote with respect to the election of these directors was as follows (there were no abstentions or broker non-votes with respect to this proposal):

Name (in alphabetical order of last name)	Total Vote For	Total Vote Withheld
Lloyd E. Campbell	35,117,420	74,137
Cheryl R. Cooper	34,958,279	233,278
Anthony G. Eames	35,117,295	74,262
Charles M. Elson	35,089,378	102,179
David R. Hilty	34,944,750	246,807
Paul A. Houston	35,116,266	75,291
Olivia F. Kirtley	34,596,622	594,935
John S. Lacey	34,804,939	386,608
William R. Riedl	34,810,404	381,153
W. MacDonald Snow, Jr.	34,937,450	254,107

ITEM 6.    EXHIBITS

Exhibit Number	Description

2.1	Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 99.1 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed September 10, 2001)
2.2	Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.2 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.3	Second Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.3 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)

2.4	Order Approving Modification of Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries and Compromise and Settlement of Claims Filed by Thomas Hardy (incorporated by reference to Exhibit 2.4 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.5	Findings of Fact, Conclusions of Law and Order Confirming Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries, As Modified, dated December 5, 2001 (incorporated by reference to Exhibit 2.5 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.6	Final Order dated December 7, 2001 (incorporated by reference to Exhibit 2.6 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.7	Stock Purchase Agreement dated as of June 17, 2004, by and between Citizens Insurance Company of America and Mayflower National Life Insurance Company (incorporated by reference to Exhibit 2.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 26, 2004)
2.8	Agreement and Plan of Merger, dated April 2, 2006, by and among Service Corporation International, Coronado Acquisition Corporation and Alderwoods Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed April 4, 2006)
3.1	Certificate of Incorporation of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
3.2	Bylaws of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-12G/A of Loewen Group International, Inc., SEC File No. 000-33277, filed December 17, 2001)
4.2	Equity Registration Rights Agreement among Alderwoods Group, Inc. and certain holders of Common Stock. (incorporated by reference to Exhibit 4.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.3	Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.4	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed on March 28, 2002)
4.5	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc., and Angelo, Gordon & Co. (incorporated by reference to Exhibit 4.6 to the Form 10-Q of Alderwoods Group, Inc., SEC file No. 000-33277, filed July 24, 2002)
4.6	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual Advisors, LLC (incorporated by reference to Exhibit 4.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.7	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and GSCP Recovery, Inc. and GSC Recovery II, L.P. (incorporated by reference to Exhibit 4.8 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)

4.8	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Oaktree Capital Management, LLC (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.9	Indenture governing the 7 3/4% Senior Unsecured Notes due 2012 (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.1	Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America Securities LLC, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.2	Credit Agreement dated September 17, 2003, among Alderwoods Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 12, 2003)
10.3	Amendment No. 1 dated January 23, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.4	Amendment No. 2 dated August 19, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.5	Amendment No. 3 dated December 3, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed December 8, 2004)
10.6	Amendment No. 4 dated March 18, 2005, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 24, 2005)
*10.7	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.3 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.8	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.7 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
*10.9	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Ross S. Caradonna (incorporated by reference to Exhibit 10.4 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.10	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 1, 2003)

*10.11	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and John S. Lacey (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.12	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Paul A. Houston (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.13	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Aaron Shipper (incorporated by reference to Exhibit 10.1 to Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
*10.14	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Mark W. H. Wilson (incorporated by reference to Exhibit 10.2 to Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
*10.15	Alderwoods Group, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.16	Alderwoods Group, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
*10.17	Alderwoods Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
*10.18	Director Compensation Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.19	Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
*10.20	Amendment to the Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.21	Alderwoods Support Function Annual Incentive Plan (incorporated by reference to Exhibit 10.19 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2005)
10.22	Description of Compensation of Directors (incorporated by reference to Exhibit 10.20 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed April 28, 2005)
10.23	Form of Indemnification Agreement between Alderwoods Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.33 to Form S-1/A of Alderwoods Group, Inc., SEC File No. 333-85316, filed July 25, 2002)
*10.24	2005-2007 Executive Strategic Incentive Plan of Alderwoods Group Canada Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.25	Form of Director Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.7 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)

*10.26	Form of Employee Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.8 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.27	Form of Restricted Stock Units Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.28	Performance Plan Definitions and Performance Criteria on the Alderwoods Support Function Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 3, 2006)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*      Indicates management contract or compensatory plan or arrangement.

**    Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALDERWOODS GROUP, INC.
Dated: July 19, 2006	By:	/s/ KENNETH A. SLOAN Kenneth A. Sloan Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 99.1 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed September 10, 2001)
2.2	Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.2 to the Form 8-K of The Loewen Group Inc.,
SEC File No. 1-12163, filed December 11, 2001)
2.3	Second Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.3 to the Form 8-K of The Loewen Group Inc.,
SEC File No. 1-12163, filed December 11, 2001)
2.4	Order Approving Modification of Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries and Compromise and Settlement of Claims Filed by Thomas Hardy (incorporated by reference to Exhibit 2.4 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.5	Findings of Fact, Conclusions of Law and Order Confirming Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries, As Modified, dated December 5, 2001 (incorporated by reference to Exhibit 2.5 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.6	Final Order dated December 7, 2001 (incorporated by reference to Exhibit 2.6 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.7	Stock Purchase Agreement dated as of June 17, 2004, by and between Citizens Insurance Company of America and Mayflower National Life Insurance Company (incorporated by reference to Exhibit 2.7 to the Form 10-Q of Alderwoods Group, Inc. SEC File No. 000-33277, filed July 26, 2004)
2.8	Agreement and Plan of Merger, dated April 2, 2006, by and among Service Company International, Coronado Acquisition Corporation and Alderwoods Group, Inc., (incorporated by reference to Exhibit 2.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, Filed April 4, 2006)
3.1	Certificate of Incorporation of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
3.2	Bylaws of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-12G/A of Loewen Group International, Inc., SEC File No. 000-33277, filed December 17, 2001)
4.2	Equity Registration Rights Agreement among Alderwoods Group, Inc. and certain holders of Common Stock. (incorporated by reference to Exhibit 4.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)

4.3	Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.4	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed on March 28, 2002)
4.5	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc., and Angelo, Gordon & Co. (incorporated by reference to Exhibit 4.6 to the Form 10-Q of Alderwoods Group, Inc. SEC File No. 000-33277, filed July 24, 2002)
4.6	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual Advisors, LLC (incorporated by reference to Exhibit 4.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.7	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and GSCP Recovery, Inc. and GSC Recovery II, L.P. (incorporated by reference to Exhibit 4.8 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.8	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Oaktree Capital Management, LLC (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.9	Indenture governing the 7 3/4% Senior Unsecured Notes due 2012 (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.1	Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America Securities LLC, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.2	Credit Agreement dated September 17, 2003, among Alderwoods Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 12, 2003)
10.3	Amendment No. 1 dated January 23, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.4	Amendment No. 2 dated August 19, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.5	Amendment No. 3 dated December 3, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed December 8, 2004)
10.6	Amendment No. 4 dated March 18, 2005, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 24, 2005)

10.7	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.3 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.8	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.7 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.9	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Ross S. Caradonna (incorporated by reference to Exhibit 10.4 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.10	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 1, 2003)
10.11	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and John S. Lacey (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.12	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Paul A. Houston (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.13	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Aaron Shipper (incorporated by reference to Exhibit 10.1 to Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
10.14	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Mark W. H. Wilson (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
10.15	Alderwoods Group, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
10.16	Alderwoods Group, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
10.17	Alderwoods Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
10.18	Director Compensation Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
10.19	Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
10.20	Amendment to the Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)

10.21	Alderwoods Support Function Annual Incentive Plan (incorporated by reference to Exhibit 10.19 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2005)
10.22	Description of Compensation of Directors (incorporated by reference to Exhibit 10.20 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed April 28, 2005)
10.23	Form of Indemnification Agreement between Alderwoods Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.33 to Form S-1/A of Alderwoods Group, Inc., SEC File No. 333-85316, filed July 25, 2002)
10.24	2005-2007 Executive Strategic Incentive Plan of Alderwoods Group Canada Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.25	Form of Director Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.7 to the Form 8-K of Alderwoods Group, Inc.,
SEC File No. 000-33277, filed July 25, 2005)
10.26	Form of Employee Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.8 to the Form 8-K of Alderwoods Group, Inc.,
SEC File No. 000-33277, filed July 25, 2005)
10.27	Form of Restricted Stock Units Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.28	Performance Plan Definitions and Performance Criteria for the Alderwoods Support Function Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 3, 2006)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

4.
The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

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

Date: July 19, 2006	By:	/s/ PAUL A. HOUSTON Paul A. Houston President, Chief Executive Officer and Director (Principal Executive Officer)

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

4.
The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

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

Date: July 19, 2006	By:	/s/ KENNETH A. SLOAN Kenneth A. Sloan Executive Vice President, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Alderwoods Group, Inc. (the "Company") on Form 10-Q for the twelve weeks ended June 17, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Dated: July 19, 2006	/s/ PAUL A. HOUSTON Paul A. Houston President, Chief Executive Officer and Director (Principal Executive Officer)
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