Form 10-Q
period 2006-10-07
ALDERWOODS GROUP INC
filed 2006-11-15
CIK 927914

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the 16 weeks (fiscal quarter) ended October 7, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-33277

ALDERWOODS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1522627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
311 Elm Street, Suite 1000, Cincinnati, Ohio (Address of principal executive offices)	45202 (Zip Code)

Registrant's telephone number, including area code: 513-768-7400

Former name, former address and former fiscal year, if changed since last report: N/A

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one).

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

At November 14, 2006, there were 40,678,098 shares of Common Stock outstanding.

ALDERWOODS GROUP, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALDERWOODS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Expressed in thousands of dollars
except number of shares

	October 7, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,616	$7,455
Receivables, net of allowances	56,796	52,862
Inventories	14,583	15,784
Other	7,631	6,885

	87,626	82,986
Pre-need funeral receivables and trust investments	329,462	334,427
Pre-need cemetery receivables and trust investments	322,200	307,322
Cemetery property	117,193	116,467
Property and equipment	544,343	542,901
Insurance invested assets	322,154	294,598
Deferred income tax assets	16,563	13,057
Goodwill	296,211	295,890
Cemetery perpetual care trust investments	248,919	243,805
Other assets	42,509	42,850

	$2,327,180	$2,274,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$118,012	$119,734
Current maturities of long-term debt	2,185	2,435

	120,197	122,169
Long-term debt	362,282	371,040
Deferred pre-need funeral and cemetery contract revenue	70,730	91,618
Non-controlling interest in funeral and cemetery trusts	575,634	548,497
Insurance policy liabilities	302,298	266,729
Deferred income tax liabilities	12,436	10,552
Other liabilities	29,232	21,983

	1,472,809	1,432,588

Non-controlling interest in perpetual care trusts	248,980	243,962
Stockholders' equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,678,098 issued and outstanding (December 31, 2005—40,458,864)	407	405
Capital in excess of par value	746,799	743,126
Accumulated deficit	(166,945)	(172,405)
Accumulated other comprehensive income	25,130	26,627

	605,391	597,753

	$2,327,180	$2,274,303

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Expressed in thousands of dollars
except per share amounts and number of shares

	16 Weeks Ended		40 Weeks Ended
	October 7, 2006	October 8, 2005	October 7, 2006	October 8, 2005
Revenue
Funeral	$139,367	$133,158	$368,020	$367,672
Cemetery	55,769	52,519	135,105	134,737
Insurance	32,287	29,105	78,559	73,036

	227,423	214,782	581,684	575,445

Costs and expenses
Funeral	113,854	116,927	296,637	301,457
Cemetery	48,226	47,202	116,665	117,026
Insurance	30,428	27,752	74,618	69,570

	192,508	191,881	487,920	488,053

	34,915	22,901	93,764	87,392
General and administrative expenses	24,831	19,192	57,388	31,539
Provision for asset impairment	588	254	588	(1,373)

	25,419	19,446	57,976	30,166

Income from operations	9,496	3,455	35,788	57,226
Interest on long-term debt (Note 3)	8,554	8,967	21,503	23,495
Other expense (income), net	(347)	(68)	(221)	(5,910)

Income (loss) before income taxes	1,289	(5,444)	14,506	39,641
Income tax expense (recovery)	486	(12,349)	7,804	5,844

Income from continuing operations	803	6,905	6,702	33,797
Loss from discontinued operations (Note 10)	—	—	—	(1,678)

Income before cumulative effect of change in accounting principle	803	6,905	6,702	32,119
Cumulative effect of change in accounting principle	—	—	(1,242)	—

Net income	$803	$6,905	$5,460	$32,119

Basic earnings per Common share:
Income from continuing operations	$0.02	$0.17	$0.16	$0.83
Loss from discontinued operations	—	—	—	(0.04)
Cumulative effect of change in accounting principle	—	—	(0.03)	—

Net income	$0.02	$0.17	$0.13	$0.79

Diluted earnings per Common share:
Income from continuing operations	$0.02	$0.16	$0.16	$0.81
Loss from discontinued operations	—	—	—	(0.04)
Cumulative effect of change in accounting principle	—	—	(0.03)	—

Net income	$0.02	$0.16	$0.13	$0.77

Basic weighted average number of shares outstanding (thousands)	40,678	40,456	40,606	40,456

Diluted weighted average number of shares outstanding (thousands)	42,789	42,051	42,575	41,721

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

Expressed in thousands of dollars except number of shares

	Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2005	40,458,864	$405	$743,126	$(172,405)	$26,627	$597,753
Comprehensive income:
Net income				5,460		5,460
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $nil					2,927	2,927
Unrealized loss on insurance invested assets, net of tax recovery of $2,125					(4,099)	(4,099)
Less: reclassification adjustments for realized gain on insurance invested assets included in net income					(21)	(21)
Unrealized loss on derivatives, net of income taxes of $nil					400	400
Less: reclassification adjustments for realized gains on derivatives included in net income, net of income taxes of $nil					(704)	(704)

Comprehensive income						3,963
Stock-based compensation			2,664			2,664
Common stock issued:
Stock issued as compensation in lieu of cash	11,734		213			213
Stock issued under equity incentive plan	207,500	2	796			798

Balance at October 7, 2006	40,678,098	$407	$746,799	$(166,945)	$25,130	$605,391

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Expressed in thousands of dollars

	16 Weeks Ended		40 Weeks Ended
	October 7, 2006	October 8, 2005	October 7, 2006	October 8, 2005
CASH PROVIDED BY (APPLIED TO)
Operations
Net income	$803	$6,905	$5,460	$32,119
Loss from discontinued operations, net of tax	—	—	—	1,678
Cumulative effect of change in accounting principle	—	—	1,242	—
Items not affecting cash
Depreciation and amortization	13,956	13,778	33,221	34,873
Amortization of debt issue costs	518	915	1,426	2,565
Stock-based compensation	1,068	—	2,664	—
Insurance policy benefit reserves	16,850	15,957	36,850	38,609
Provision for asset impairment	588	254	588	(1,373)
Gain on disposal of business assets	(448)	(165)	(1,406)	(6,068)
Deferred income taxes	(511)	(1,699)	(767)	11,050
Premium on long-term debt repurchase	—	—	—	282
Other, including net changes in other non-cash balances	(10,690)	9,903	(16,822)	3,054

Net cash provided by continuing operations	22,134	45,848	62,456	116,789
Net cash used in discontinued operations	—	—	—	(601)

	22,134	45,848	62,456	116,188

Investing
Proceeds on disposition of business assets	841	3,757	3,748	14,916
Purchase of property and equipment	(14,363)	(15,507)	(23,835)	(31,823)
Purchase of insurance invested assets	(25,059)	(24,794)	(68,694)	(90,025)
Proceeds on disposition and maturities of insurance invested assets	10,421	6,702	35,697	54,193

Net cash used in continuing operations	(28,160)	(29,842)	(53,084)	(52,739)
Net cash provided by discontinued operations	—	—	—	7,906

	(28,160)	(29,842)	(53,084)	(44,833)

Financing
Increase in long-term debt	20,900	47	20,900	5,199
Repayment of long-term debt	(14,662)	(23,111)	(29,909)	(82,320)
Issuance of Common stock	4	1,401	798	2,777

Net cash provided by (used in) continuing operations	6,242	(21,663)	(8,211)	(74,344)
Net cash used in discontinued operations	—	—	—	(57)

	6,242	(21,663)	(8,211)	(74,401)

Increase (decrease) in cash and cash equivalents	216	(5,657)	1,161	(3,046)
Cash and cash equivalents, beginning of period	8,400	11,990	7,455	9,379

Cash and cash equivalents, end of period	$8,616	$6,333	$8,616	$6,333

See accompanying notes to the interim consolidated financial statements

ALDERWOODS GROUP, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Tabular amounts expressed in thousands of dollars except per share amounts)

NOTE 1.    NATURE OF OPERATIONS

        Alderwoods Group, Inc., a Delaware corporation ("Alderwoods Group" and, together with its subsidiaries unless the context otherwise requires, the "Company"), is the second-largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As of October 7, 2006, the Company operated 578 funeral homes, 70 cemeteries and 63 combination funeral homes and cemeteries throughout North America.

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

        The interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results as of October 7, 2006, and for the 16 and 40 weeks ended October 7, 2006, and October 8, 2005. Except as indicated below with respect to the adoption of SFAS 123R, Stock-based payment, the interim consolidated financial statements have been prepared on a basis consistent with the accounting policies described in the Company's Annual Report on Form 10-K for the 52 weeks ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission ("SEC") and should be read in conjunction therewith.

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

Employee Stock Purchase Plan

        In 2005, the Company's shareholders approved the adoption of a compensatory employee stock purchase plan to provide for the purchase on the open market of up to a maximum of 1,100,000 shares of Common Stock of the Company. Eligible employees may authorize payroll deductions of up to 5% of their regular base salary to purchase shares of Common Stock of the Company on the open market on a monthly basis. The Company will make a cash contribution to purchase shares of Common Stock of the Company as additional compensation to each participant equal to 50% of the employee's contribution for that month. For the 16 weeks ended October 7, 2006, a total of 26,946 shares were purchased and distributed to employees at an average price of $19.69 per share and compensation expense of $177,000 was incurred. For the 40 weeks ended October 7, 2006, a total of 74,042 shares were purchased and distributed to employees at an average price of $18.39 per share and compensation expense of $454,000 was incurred.

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

        The fair value of restricted stock units and the fair value of stock options are determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in the footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The Company recorded stock-based compensation expense for equity incentive plans of $1,068,000 and $2,664,000 for the 16 and 40 weeks ended October 7, 2006, respectively. This resulted in an adjustment to operating cash flows of $1,068,000 and $2,664,000 in the 16 and 40 weeks ended October 7, 2006, respectively. The tax benefit associated with compensation expense for the 12 weeks and 40 weeks ended October 7, 2006 is not significant and no option value has been capitalized.

Executive strategic incentive plan

        Prior to the implementation of SFAS 123R, no compensation expense was recorded in the 52 weeks ended December 31, 2005 as the stock price at December 31, 2005 was less than the threshold target price for the Executive Strategic Incentive Plan.

        With the adoption of SFAS 123R, this incentive plan is classified as a liability based award resulting in the measurement of the estimated fair value at each reporting date, until December 31, 2007 when the actual liability is determined and the award is settled. The Company records an expense equal to the portion of the fair value relative to the vesting term of the plan. The Company determines the fair value using a Monte Carlo model. This model uses term-to-expiry and stock price assumptions as at the measurement date, together with expected volatility, risk-free interest rate and dividend yield assumptions consistent with the valuation of the Company's stock options. The adoption of SFAS 123R resulted in a cumulative effect of change in accounting principle of $1,242,000, which reflects the estimated accrued liability as of January 1, 2006 (fair value of $6,624,000, based on a stock price of $15.87), the adoption date of SFAS 123R. Compensation expense of $1,394,000 and $4,358,000 in the 16 weeks and 40 weeks ended October 7, 2006, respectively, reflects the estimated accrued liability as of October 7, 2006 of $5,600,000 (fair value of $11,200,000, based on a stock price of $19.91).

Pro-forma disclosure

        As a result of the adoption of SFAS 123R, for the 16 weeks ended October 7, 2006, income from continuing operations before income taxes was reduced by $2,462,000, income from continuing operations was reduced by $2,245,000, and net income was reduced by $2,245,000. For the 40 weeks ended October 7, 2006, income from continuing operations before income tax was reduced by $7,022,000, income from continuing operations was reduced by $6,781,000, and net income was reduced by $8,023,000. Basic and diluted earnings per share were reduced by $0.06 and $0.19 for both the 16 and 40 weeks ended October 7, 2006, respectively.

        As the Company adopted the modified prospective-transition method of SFAS 123R, results for the 16 and 40 weeks ended October 8, 2005 have not been restated. If prior to December 31, 2005, the Company had elected to recognize compensation expense for its stock option plans, based on the fair value of the awards at the grant dates in accordance with SFAS 123, net income and basic and diluted earnings per share would have changed for the 16 and 40 weeks ended October 8, 2005 to the following pro-forma amounts:

	16 weeks ended October 8, 2005	40 weeks ended October 8, 2005
Net income, as reported	$6,905	$32,119
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(873)	(1,821)

Pro forma net income	$6,032	$30,298

Net income per Common share:
Basic, as reported	$0.17	$0.79
Basic, pro forma	0.15	0.75
Diluted, as reported	0.16	0.77
Diluted, pro forma	0.14	0.73

        The following is a summary of the total number of outstanding stock options and restricted Common Stock units under both plans:

	Outstanding Options	Weighted Average Exercise Price	Outstanding Non vested Restricted Common Stock Units	Weighted Average Exercise Price
	(thousands)	(dollars per Common share)	(thousands)	(dollars per Common share)
Balance at December 31, 2005	5,031	$10.75	237	$15.99
Granted	—	—	—	—
Exercised	(207)	3.81	—	—
Cancelled	(19)	13.36	(5)	15.99

Balance at October 7, 2006	4,805	$11.03	232	$15.99

        The following table summarizes information about stock options outstanding at October 7, 2006:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
(dollars per Common share)	(thousands)	(in years)	(dollars per Common share)	(thousands)	(dollars per Common share)
$3.65 – $5.96	719	6.47	$3.65	719	$3.65
$5.97 – $7.59	1,030	5.72	7.47	1,030	7.47
$7.60 – $13.23	2,035	5.80	12.95	1,826	13.12
$13.24 – $15.99	1,021	8.81	15.99	255	15.99
	4,805	6.52	11.03	3,830	10.01

        As of October 7, 2006, the aggregate intrinsic value for stock options outstanding and exercisable was $42,650,000 and $37,899,000, respectively.

        For the 40 weeks ended October 7, 2006, cash received from the exercise of stock options was $790,000. As of October 7, 2006, the unrecognized compensation expense related to stock options totaling $7,753,000 is expected to be recognized over a weighted average period of 1.1 years.

        Other information pertaining to option activity is as follows:

	16 weeks ended		40 weeks ended
	October 7, 2006	October 8, 2005	October 7, 2006	October 8, 2005
Total fair value of stock options vested	$1,088	$974	$2,865	$2,183
Total intrinsic value of stock options exercised	—	2,919	3,202	3,627

        The fair value of stock options used to compute the pro forma net income and income per Common share disclosures was calculated as of the grant date. To calculate fair value, the Company used the Black-Scholes option-pricing model with the following assumptions:

	16 weeks ended		40 weeks ended
Weighted-average assumptions	October 7, 2006	October 8, 2005	October 7, 2006	October 8, 2005
Dividend yield	n/a	0.0%	n/a	0.0%
Expected volatility	n/a	45.0%	n/a	45.0%
Risk-free interest rate	n/a	3.64%	n/a	3.64%
Expected option life in years	n/a	5.0	n/a	5.0
Weighted average grant date fair value	n/a	$6.70	n/a	$6.70

        During the 40 weeks ended October 7, 2006, the Company did not issue stock options.

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

Comparability

        Certain comparative amounts have been reclassified to conform to the presentation adopted in the current year.

NOTE 3.    LONG-TERM DEBT

        Long-term debt consists of the following:

	October 7, 2006	December 31, 2005
Revolving credit facility (a)	$7,000	$4,000
Senior secured term loan B due in 2009 (a)(b)	151,683	161,683
7.75% Senior unsecured notes due in 2012 (c)	200,000	200,000
Promissory notes and capitalized obligations, certain of which are secured by assets of certain subsidiaries	5,784	7,792

	364,467	373,475
Less, current maturities of long-term debt	2,185	2,435

	$362,282	$371,040

(a)
In 2003, the Company entered into a senior secured facility (the "Credit Agreement"), which after subsequent amendments, includes a $368,000,000 Senior Secured Term Loan B due September 29, 2009 (the "Term Loan B") and a $75,000,000 revolving credit facility (the "Revolving Credit Facility"), of which $35,000,000 is available in the form of letters of credit.

  The Revolving Credit Facility is intended to be used primarily to fund the Company's working capital requirements. The Revolving Credit Facility bears interest at a rate per annum in accordance with graduated pricing based upon the Company's consolidated leverage ratio, and the Company has the option to elect an interest rate equal to either (i) a base rate (8.25% at October 7, 2006), plus 1.75% (based upon the Company's consolidated leverage ratio at October 7, 2006), or (ii) LIBOR (5.37% for the three-month LIBOR at October 7, 2006), plus 2.75% (based upon the Company's consolidated leverage ratio at October 7, 2006). An annual fee of 0.50% is charged on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility matures on September 29, 2008.

  Material covenants in the Credit Agreement include a requirement to maintain a minimum interest coverage ratio and fixed charge coverage ratio, a requirement not to exceed a maximum leverage ratio, an annual maximum on capital expenditures and cemetery development, and specified maximum amounts for capital lease obligations, indebtedness, acquisitions, certain investments, and sales of accounts receivable. Outstanding principal amounts and interest accrued and unpaid may, at the election of the requisite lenders, become immediately due and payable and further commitments by the lenders to make loans may, at the election of the requisite lenders, be terminated upon the occurrence of events of default specified in the Credit Agreement. As of October 7, 2006, the Company was in compliance with all covenants and was not in breach of any provision of the Credit Agreement that would cause an event of default to occur. The Credit Agreement is secured by specified real property, and substantially all personal property of Alderwoods Group and specified subsidiaries.

  As of October 7, 2006, the amount available under the Revolving Credit Facility was $75,000,000, reduced by $18,930,000 in outstanding letters of credit.

(b)
The Term Loan B provides the Company with an option to elect an interest rate equal to either (i) a base rate (8.25% at October 7, 2006), plus 1.00%, or (ii) LIBOR (5.37% for the three-month LIBOR at October 7, 2006), plus 2.00%. The weighted average rate of interest was 7.45% at October 7, 2006. The Term Loan B is repayable in quarterly principal installments from October 7, 2006, to June 13, 2009 (subject to reduction for prepayments) of 0.25% of the aggregate principal amount of the Term Loan B outstanding as of December 3, 2004, with a lump sum payment of the then-outstanding amount on the maturity date. The Company has prepaid the required quarterly principal installments up to and including the third quarter of its 2007 fiscal year.

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

        The Funeral Consumer Case is a purported class action on behalf of casket consumers throughout the United States. Pioneer Valley is a purported class action on behalf of independent casket distributors throughout the United States. Both class suits name as defendants the Company and three other public companies involved in the funeral or casket industry. The Funeral Consumer Case and Pioneer Valley allege that defendants violated federal and state antitrust laws by engaging in anticompetitive practices with respect to the sale and pricing of caskets. Both cases seek injunctions, unspecified amounts of monetary damages, and treble damages. Plaintiffs in these cases have yet to provide any meaningful information regarding their alleged damages. As a result, the Company cannot quantify its ultimate liability, if any, for the payment of damages. The Company believes plaintiffs' claims are without merit and intends to vigorously defend itself in these actions.

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

        Richard Sanchez et al v. Alderwoods Group, Inc. et al was filed in February 2005 in the Superior Court of the State of California, for the County of Los Angeles, Central District; Case No.BC328962. Plaintiffs seek to certify a nationwide class on behalf of all consumers who purchased funeral goods and services from the Company. Plaintiffs allege in essence that the Federal Trade Commission's Funeral Rule requires the Company to disclose its markups on all items obtained from third-parties in connection with funeral service contracts. Plaintiffs allege further that the Company has failed to make such disclosures. Plaintiffs seek to recover an unspecified amount of monetary damages, attorney's fees, costs and unspecified "injunctive and declaratory relief." The Company believes that plaintiffs' claims are without merit and intends to vigorously defend itself in this action.

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

        A motion for summary judgment against plaintiffs on behalf of a related defendant was heard on August 14, 2006. After taking the matter under submission, the court ruled in favor of the defendant in a manner consistent with the Company's historical practice and its interpretation of the Funeral Rule. Plaintiffs have until December 12, 2006 to appeal the judgement. The Court's ruling will become the law of the case and should dictate whether identical actions against the Company are dismissed.

        Reyvis Garcia and Alicia Garcia v. Alderwoods Group, Inc., Osiris Holding of Florida, Inc, a Florida corporation, d/b/a Graceland Memorial Park South, f/k/a Paradise Memorial Gardens, Inc., was filed in December 2004, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case No.: 04-25646 CA 32. Plaintiffs are the son and sister of the decedent, Eloisa Garcia, who was buried at Graceland Memorial Park South in March 1986, when the cemetery was owned by Paradise Memorial Gardens, Inc. Initially, the suit sought damages on the individual claims of the Plaintiffs relating to the burial of Eloisa Garcia. Plaintiffs claimed that due to poor record keeping, spacing issues and maps, and the fact that the family could not afford to purchase a marker for the grave, the burial location of the decedent could not be located. In July, 2006, Plaintiffs amended their Complaint, seeking to certify a class of all persons buried at this cemetery whose burial sites cannot be located, claiming that this is due to poor record keeping, maps and surveys at the cemetery. The Plaintiffs are seeking unspecified monetary damages, as well as equitable and injunctive relief. The Company believes that the Plaintiffs' individual claims are without merit. No class has been certified in this matter and the Company believes that there is no basis for a class action. The Company intends to vigorously defend itself in this action.

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

NOTE 5.    SUPPLEMENTARY STATEMENTS OF CASH FLOWS DISCLOSURE

        Supplemental disclosures related to the statement of cash flows consist of the following:

	16 weeks ended		40 weeks ended
	October 7, 2006	October 8, 2005	October 7, 2006	October 8, 2005
Decrease (increase) in assets:
Receivables, net of allowances
Trade	$915	$5,354	$5,489	$16,837
Other	(6,480)	7,768	(8,975)	(6,618)
Inventories	679	1,023	1,036	769
Prepaid expenses	189	(681)	(1,098)	16,468
Cemetery property	(4,170)	(2,960)	(7,604)	(7,036)
Other assets	(597)	(2,552)	(2,890)	(6,100)

Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	5,189	(9,064)	1,333	(19,566)
Net effect of pre-need receivables and deferred revenue	(7,097)	9,377	(3,809)	12,310
Other liabilities	797	(17)	6,051	(2,909)
Insurance policy liabilities	(254)	1,077	(1,282)	1,844
Other changes in non-cash balances	139	578	(5073)	(2,945)

	$(10,690)	$9,903	$(16,822)	$3,054

Supplemental information:
Interest paid	$12,177	$11,567	$24,677	$26,431
Income taxes paid, net of refunds	2,908	806	2,258	2,937
Bad debt expense	655	1,138	2,124	2,304
Stock issued as compensation in lieu of cash	61	42	213	106
Non-cash investing and financing activities:
Restricted cash investing and financing activities:
Purchases of funeral, cemetery, and perpetual care trust investments	$61,951	$145,441	$224,552	$501,874
Proceeds on disposition and maturities of funeral, cemetery, and perpetual care trust investments	63,116	125,693	205,452	538,809
Increase in non-controlling interests in funeral, cemetery and perpetual care trusts	17,125	15,222	65,903	38,568
Decrease in non-controlling interests in funeral, cemetery and perpetual care trusts upon fulfillment of pre-need contracts	15,956	28,760	44,539	65,171

NOTE 6.    SUPPLEMENTARY FINANCIAL INFORMATION

        A summary of certain balance sheet accounts is as follows:

	October 7, 2006	December 31, 2005
Receivables, net of allowances:
Customer receivables	$46,592	$50,459
Allowance for doubtful accounts	(11,948)	(10,320)
Other	22,152	12,723

	$56,796	$52,862

Pre-need funeral receivables and trust investments:
Customer receivables	$39,764	$38,438
Allowance for contract cancellations and refunds	(14,193)	(15,988)
Funeral trust investments	295,071	282,084
Amounts receivable from funeral trusts	8,820	29,893

	$329,462	$334,427

Pre-need cemetery receivables and trust investments:
Customer receivables	$62,774	$61,749
Unearned finance income	(6,394)	(6,232)
Allowance for contract cancellations and refunds	(16,428)	(15,648)
Cemetery merchandise and service trust investments	282,248	267,453

	$322,200	$307,322

Cemetery property:
Developed land and lawn crypts	$40,078	$38,368
Undeveloped land	31,448	31,243
Mausoleums	45,667	46,856

	$117,193	$116,467

Property and equipment:
Land	$162,799	$162,287
Buildings and improvements	401,173	386,068
Automobiles	9,541	10,652
Furniture, fixtures and equipment	76,835	69,570
Computer hardware and software	31,645	29,061
Accumulated depreciation and amortization	(137,650)	(114,737)

	$544,343	$542,901

Other assets:
Intangible assets	$20,856	$18,741
Deferred finance costs	23,294	23,359
Accumulated amortization	(16,684)	(15,258)
Notes receivable	2,765	3,016
Other	12,278	12,992

	$42,509	$42,850

Accounts payable and accrued liabilities:
Bank overdraft	$4,977	$7,191
Trade payables	25,454	13,634
Interest	1,494	5,169
Accrued liabilities	14,099	21,629
Accrued insurance	21,382	21,261
Accrued taxes	38,353	32,199
Other	12,253	18,651

	$118,012	$119,734

Deferred pre-need contract revenue:
Funeral	$58,694	$72,087
Cemetery	12,036	19,531

	$70,730	$91,618

Other liabilities:
Perpetual care liability	$8,539	$7,860
Deferred compensation	15,787	9,929
Other	4,906	4,194

	$29,232	$21,983

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

For the 16 weeks ended:	Funeral	Cemetery	Insurance	Other	Consolidated
Revenue earned from external sales:
October 7, 2006	$139,367	$55,769	$32,287	$—	$227,423
October 8, 2005	$133,158	$52,519	$29,105	$—	$214,782
Income from operations:
October 7, 2006	$24,947	$7,521	$1,859	$(24,831)	$9,496
October 8, 2005	$15,980	$5,314	$1,353	$(19,192)	$3,455

Depreciation and amortization:
October 7, 2006	$7,844	$4,568	$37	$1,507	$13,956
October 8, 2005	$7,718	$4,597	$54	$1,409	$13,778
Purchase of property and equipment:
October 7, 2006	$13,809	$921	$14	$(381)	$14,363
October 8, 2005	$11,012	$1,603	$12	$2,880	$15,507
Development of cemetery property:
October 7, 2006	$—	$2,483	$—	$—	$2,483
October 8, 2005	$—	$568	$—	$—	$568
For the 40 weeks ended:
Revenue earned from external sales:
October 7, 2006	$368,020	$135,105	$78,559	$—	$581,684
October 8, 2005	$367,672	$134,737	$73,036	$—	$575,445
Income from operations:
October 7, 2006	$70,816	$18,419	$3,941	$(57,388)	$35,788
October 8, 2005	$66,233	$19,066	$3,466	$(31,539)	$57,226
Depreciation and amortization:
October 7, 2006	$19,545	$10,521	$88	$3,067	$33,221
October 8, 2005	$19,154	$11,852	$120	$3,747	$34,873
Purchase of property and equipment:
October 7, 2006	$17,358	$4,956	$53	$1,468	$23,835
October 8, 2005	$18,333	$3,546	$86	$9,858	$31,823
Development of cemetery property:
October 7, 2006	$—	$5,517	$—	$—	$5,517
October 8, 2005	$—	$2,250	$—	$—	$2,250
Total assets at:
October 7, 2006	$1,111,360	$825,114	$359,824	$30,882	$2,327,180
December 31, 2005	$1,107,916	$807,673	$326,160	$32,554	$2,274,303
Goodwill at:
October 7, 2006	$296,211	$—	$—	$—	$296,211
December 31, 2005	$295,890	$—	$—	$—	$295,890

        The following table reconciles earnings from operations of reportable segments to total income and identifies the components of "Other" segment earnings from operations:

	16 weeks ended		40 weeks ended
	October 7, 2006	October 8, 2005	October 7, 2006	October 8, 2005
Earnings from operations of funeral, cemetery and insurance segments	$34,327	$22,647	$93,176	$88,765
Other expenses of operations:
General and administrative expenses	(24,831)	(19,192)	(57,388)	(31,539)

Income from operations	$9,496	$3,455	$35,788	$57,226

NOTE 8.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL INFORMATION

        The following presents the condensed consolidating guarantor financial information as of October 7, 2006 and December 31, 2005 and for the 16 and 40 weeks ended October 7, 2006 and October 8, 2005 for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the 7.75% Senior Unsecured Notes due in 2012, and the Company's subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Canadian and Puerto Rican subsidiaries, insurance subsidiaries and certain domestic subsidiaries that are prohibited by law from guaranteeing the 7.75% Senior Unsecured Notes due in 2012.

Condensed Consolidating Balance Sheets (unaudited)

	October 7, 2006
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
ASSETS
Cash and cash equivalents	$—	$5,924	$2,682	$—	$8,616
Other current assets	—	65,812	13,198	—	79,010
Pre-need funeral receivables and trust investments	—	251,387	298,708	(220,633)	329,462
Pre-need cemetery receivables and trust investments	—	298,949	288,679	(265,428)	322,200
Cemetery property and property and equipment	—	552,086	109,450	—	661,536
Insurance invested assets	—	—	322,154	—	322,154
Goodwill	—	240,526	55,685	—	296,211
Investment in subsidiaries	1,122,014	(93,281)	—	(1,028,733)	—
Cemetery perpetual care trust investment	—	—	248,919	—	248,919
Other assets	6,609	16,171	36,292	—	59,072

Total assets	$1,128,623	$1,337,574	$1,375,777	$(1,514,794)	$2,327,180

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities	$38,713	$68,936	$10,363	$—	$118,012
Current maturities of long-term debt	—	2,162	23	—	2,185
Inter-company, net of investments in and advances to affiliates	125,867	(309,094)	183,226	—	—
Long-term debt	358,683	3,599	—	—	362,282
Deferred pre-need funeral and cemetery contract revenue and non-controlling interest in funeral and cemetery trusts	—	532,720	599,704	(486,060)	646,364
Insurance policy liabilities	—	—	302,298	—	302,298
Other liabilities	19	21,940	19,709	—	41,668
Non-controlling interest in perpetual care trusts	—	—	248,980	—	248,980
Stockholders' equity	605,341	1,017,311	11,474	(1,028,734)	605,391

Total liabilities and stockholders' equity	$1,128,623	$1,337,574	$1,375,777	$(1,514,794)	$2,327,180

Condensed Consolidating Balance Sheets

	December 31, 2005
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
ASSETS
Cash and cash equivalents	$—	$4,034	$3,421	$—	$7,455
Other current assets	1,964	60,070	13,497	—	75,531
Pre-need funeral receivables and trust investments	—	260,915	285,617	(212,105)	334,427
Pre-need cemetery receivables and trust investments	—	287,522	273,732	(253,932)	307,322
Cemetery property and property and equipment	—	549,860	109,508	—	659,368
Insurance invested assets	—	—	294,598	—	294,598
Goodwill	—	247,160	48,730	—	295,890
Investment in subsidiaries	1,075,366	(91,898)	—	(983,468)	—
Cemetery perpetual care trust investment	—	464	243,341	—	243,805
Other assets	8,101	17,367	30,439	—	55,907

Total assets	$1,085,431	$1,335,494	$1,302,883	$(1,449,505)	$2,274,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities	$39,333	$73,597	$6,804	$—	$119,734
Current maturities of long-term debt	—	2,412	23	—	2,435
Intercompany, net of investments in and advances to affiliates	82,643	(260,549)	177,906	—	—
Long-term debt	365,683	5,357	—	—	371,040
Deferred pre-need funeral and cemetery contract revenue and non-controlling interest in funeral and cemetery trusts	—	533,061	573,091	(466,037)	640,115
Insurance policy liabilities	—	—	266,729	—	266,729
Other liabilities	19	20,040	12,476	—	32,535
Non-controlling interest in perpetual care trusts	—	—	243,962	—	243,962
Stockholders' equity	597,753	961,576	21,892	(983,468)	597,753

Total liabilities and stockholders' equity	$1,085,431	$1,335,494	$1,302,883	$(1,449,505)	$2,274,303

Condensed Consolidating Statement of Operations (unaudited)

	16 weeks ended October 7, 2006
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
Revenues	$—	$166,497	$60,926	$—	$227,423
Costs and expenses	—	138,262	54,246	—	192,508
General and administrative expenses	3,878	2,544	18,409	—	24,831
Provision for asset impairment	—	573	15	—	588

Income (loss) from operations	(3,878)	25,118	(11,744)	—	9,496
Interest on long-term debt	8,779	(183)	(42)	—	8,554
Intercompany charges	6,206	6,979	(13,185)	—	—
Other expense (income), net	—	(611)	264	—	(347)

Income (loss) before income taxes	(18,863)	18,933	1,219	—	1,289
Income taxes	—	677	(191)	—	486

Income (loss) from continuing operations	(18,863)	18,256	1,410	—	803

Equity in subsidiaries	48,189	(1,705)	—	(46,484)	—

Income before cumulative effect of change in accounting principle	29,326	16,551	1,410	(46,484)	803

Net income	$29,326	$16,551	$1,410	$(46,484)	$803

Condensed Consolidating Statement of Operations (unaudited)

	16 weeks ended October 8, 2005
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
Revenues	$—	$160,248	$54,534	$—	$214,782
Costs and expenses	—	142,139	49,742	—	191,881
General and administrative expenses	—	530	18,662	—	19,192
Provision for asset impairment	—	556	(302)	—	254

Income (loss) from operations	—	17,023	(13,568)	—	3,455
Interest on long-term debt	8,841	197	(71)	—	8,967
Intercompany charges	6,803	14,551	(21,354)	—	—
Other expense (income), net	—	(227)	159	—	(68)

Income (loss) before income taxes	(15,644)	2,502	7,698	—	(5,444)
Income taxes	663	4,212	(10,921)	(6,303)	(12,349)

Income (loss) from continuing operations	(16,307)	(1,710)	18,619	6,303	6,905

Equity in subsidiaries	23,212	(425)	—	(22,787)	—

Income (loss) before cumulative effect of change in accounting principle	6,905	(2,135)	18,619	(16,484)	6,905

Net income (loss)	$6,905	$(2,135)	$18,619	$(16,484)	$6,905

Condensed Consolidating Statement of Operations (unaudited)

	40 weeks ended October 7, 2006
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
Revenues	$—	$430,495	$151,189	$—	$581,684
Costs and expenses	—	353,175	134,745	—	487,920
General and administrative expenses	6,515	4,817	46,056	—	57,388
Provision for asset impairment	—	573	15	—	588

Income (loss) from operations	(6,515)	71,930	(29,627)	—	35,788
Interest on long-term debt	21,736	(68)	(165)	—	21,503
Intercompany charges	14,485	19,933	(34,418)	—	—
Other expense (income), net	—	(701)	480	—	(221)

Income (loss) before income taxes	(42,736)	52,766	4,476	—	14,506
Income taxes	(7)	5,941	1,870	—	7,804

Income (loss) from continuing operations	(42,729)	46,825	2,606	—	6,702

Equity in subsidiaries	48,139	(1,744)	—	(46,395)	—

Income before cumulative effect of change in accounting principle	5,410	45,081	2,606	(46,395)	6,702
Cumulative effect of change in accounting principle	—	—	(1,242)	—	(1,242)

Net income	$5,410	$45,081	$1,364	$(46,395)	$5,460

Condensed Consolidating Statement of Operations (unaudited)

	40 weeks ended October 8, 2005
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
Revenues	$—	$434,774	$140,671	$—	$575,445
Costs and expenses	—	361,680	126,373	—	488,053
General and administrative expenses	(262)	(13,591)	45,392	—	31,539
Provision for asset impairment	—	(1,050)	(323)	—	(1,373)

Income (loss) from operations	262	87,735	(30,771)	—	57,226
Interest on long-term debt	22,948	600	(53)	—	23,495
Inter company charges	11,952	25,304	(37,256)	—	—
Other expense (income), net	—	(6,350)	440	—	(5,910)

Income (loss) before income taxes	(34,638)	68,181	6,098	—	39,641
Income taxes	—	50,850	(9,409)	(35,597)	5,844

Income (loss) from continuing operations	(34,638)	17,331	15,507	35,597	33,797

Equity in subsidiaries	66,757	(1,234)	—	(65,523)	—
Loss from discontinued operations	—	(1,245)	(433)	—	(1,678)

Income before cumulative effect of change in accounting principle	32,119	14,852	15,074	(29,926)	32,119
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income	$32,119	$14,852	$15,074	$(29,926)	$32,119

Condensed Consolidating Statement of Cash Flows (unaudited)

	16 weeks ended October 7, 2006
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities of continuing operations	$(7,028)	$14,696	$14,466	$—	$22,134
Cash flows from investing activities of continuing operations	—	(12,875)	(15,284)	—	(28,159)
Cash flows from financing activities of continuing operations	7,000	(762)	4	—	6,242

Increase (decrease) in cash and cash equivalents	(28)	1,058	(814)	—	216
Cash and cash equivalents, beginning of period	28	4,866	3,506	—	8,400

Cash and cash equivalents, end of period	$—	$5,924	$2,692	$—	$8,616

	16 weeks ended October 8, 2005
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities of continuing operations	$20,783	$2,524	$22,541	$—	$45,848
Cash flows from investing activities of continuing operations	—	(6,416)	(23,426)	—	(29,842)
Cash flows from financing activities of continuing operations	(20,783)	(861)	(19)	—	(21,663)

Decrease in cash and cash equivalents	—	(4,753)	(904)	—	(5,657)
Cash and cash equivalents, beginning of period	—	8,729	3,261	—	11,990

Cash and cash equivalents, end of period	$—	$3,976	$2,357	$—	$6,333

Condensed Consolidating Statement of Cash Flows (unaudited)

	40 weeks ended October 7, 2006
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities of continuing operations	$6,204	$20,499	$35,753	$—	$62,456
Cash flows from investing activities of continuing operations	—	(16,554)	(36,530)	—	(53,084)
Cash flows from financing activities of continuing operations	(6,202)	(2,009)	—	—	(8,211)

Increase (decrease) in cash and cash equivalents	2	1,936	(777)	—	1,161
Cash and cash equivalents, beginning of period	(2)	3,988	3,469	—	7,455

Cash and cash equivalents, end of period	$—	$5,924	$2,692	$—	$8,616

	40 weeks ended October 8, 2005
	Parent Company	Guarantors	Non-Guarantors	Consolidating Adjustments	Consolidated Totals
CASH PROVIDED BY (APPLIED TO)
Cash flows from operating activities of continuing operations	$70,317	$(3,266)	$49,738	$—	$116,789
Cash flows from operating activities of discontinued operations	—	661	(1,262)	—	(601)
Cash flows from investing activities of continuing operations	—	(3,547)	(49,192)	—	(52,739)
Cash flows from investing activities of discontinued operations	—	6,129	1,777	—	7,906
Cash flows from financing activities of continuing operations	(70,317)	(2,376)	(1,651)	—	(74,344)
Cash flows from financing activities of discontinued operations	—	(9)	(48)	—	(57)

Decrease in cash and cash equivalents	—	(2,408)	(638)	—	(3,046)
Cash and cash equivalents, beginning of period	—	6,385	2,994	—	9,379

Cash and cash equivalents, end of period	$—	$3,977	$2,356	$—	$6,333

NOTE 9.    PROVISION FOR ASSET IMPAIRMENT

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS No. 144 requires that long-lived assets to be held and used be recorded at the lower of carrying amount or fair value. Long-lived assets to be disposed of are to be recorded at the lower of carrying amount or fair value, less estimated costs to sell. Accordingly, the Company recorded a long-lived asset impairment of $588,000 for the 16 weeks ended October 7, 2006.

        As part of the Company's ongoing assessment to ensure that each of the Company's properties fit into the Company's strategy, as at October 7, 2006 the Company had available for sale two funeral homes and one cemetery property business. These properties remain unsold as of October 7, 2006. The carrying amount of these locations was $818,000 which was less than estimated aggregate fair market value. The fair market values were determined by specific offers or bids, or estimates based on comparable recent sales transactions. For the 40 weeks ended October 7, 2006, these properties had revenues and costs of $752,000 and $1,212,000 (October 8, 2005—$741,000 and $386,000), respectively.

        The assets of $4,537,000 (December 31, 2005—$5,077,000) and liabilities of $3,719,000 (December 31, 2005—$3,734,000) of these locations have not been separately disclosed as to assets held for sale and liabilities associated with assets held for sale in the balance sheet.

        In addition, for the 40 weeks ended October 7, 2006, the Company disposed of 7 funeral home businesses which had not been reclassified to discontinued operations. Revenues and costs of these disposed of locations were $312,000 and $414,000 (October 8, 2005—$1,404,000 and $1,480,000) for the 40 weeks ended October 7, 2006, respectively.

        In addition to those funeral home and cemetery businesses held for sale or disposed of as identified above, the Company closed 9 funeral home locations during the 40 weeks ended October 7, 2006. The criteria for identifying a location to be closed includes among other items, synergies from transferring the ongoing business to an adjacent location and the valuation of the real estate assets compared to sale as a business.

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

        The revenues and costs and impairment provisions for the locations identified as discontinued operations are presented in the following table:

	16 weeks ended October 8, 2005	40 weeks ended October 8, 2005
Revenue
Funeral	—	$1,853
Cemetery	—	598

	$—	$2,451

Gross margin
Funeral	$—	$(152)
Cemetery	—	(237)

	—	(389)
Provision for asset impairment	—	568
Other expense (income), net	—	455

Loss from discontinued operations, before tax	—	(1,412)
Income tax provision for discontinued operations	—	266

Loss from discontinued operations	$—	$(1,678)

Depreciation included in gross margin of discontinued operations	$—	$20

NOTE 11.    INCOME PER SHARE

        The basic and diluted income per share computations for net income were as follows:

	16 weeks ended		40 weeks ended
	October 7, 2006	October 8, 2005	October 7, 2006	October 8, 2005
Income (numerator):
Net income attributable to Common stockholders	$803	$6,905	$5,460	$32,119

Shares (denominator):
Basic weighted average number of shares of Common stock outstanding (thousands)	40,678	40,456	40,606	40,456
Effect of stock options assumed exercised (thousands)	2,111	1,595	1,969	1,265

Diluted weighted average number of shares of Common stock outstanding (thousands)	42,789	42,051	42,575	41,721

        For the 16 and 40 weeks ended October 7, 2006, 4,804,750 employee and director stock options were dilutive to earnings and are included in the computation of diluted earnings per share. Warrants to purchase 2,992,000 shares of Common stock were not included in the computation of diluted earnings per share, because they were anti-dilutive.

NOTE 12.    EFFECT OF HURRICANE KATRINA

        The Company operated 30 funeral homes, four cemeteries and a limousine company in those areas of Louisiana and Mississippi that were affected by the hurricane on August 29, 2005. The Company experienced some damage at all of these locations. Of the 30 funeral homes, seven experienced significant damage, were not in operation at the end of the 2005 fiscal year and will not reopen. All four cemeteries are in operation. The New Orleans limousine company that had provided services both to the Company's funeral operations and other third-parties experienced significant damage to its fleet of vehicles and did not resume operations.

        The Company is using its existing operating facilities to provide services to customers normally served by the Company's closed locations.

Financial results

        The Company's financial results include the results from operations for those locations affected by Hurricane Katrina as outlined in the following table:

	16 weeks ended		40 weeks ended
	October 7, 2006	October 8, 2005	October 7, 2006	October 8, 2005
Funeral Homes
Revenue	$8,603	$7,301	$21,065	$21,656
Number of funeral services performed	1,478	1,570	4,168	4,649
Number of same-site funeral services performed	1,476	1,368	4,164	3,942
Costs and expenses	$4,704	$7,622	$13,617	$19,204
Gross margin	$3,899	$(321)	$7,448	$2,632
Pre-need funeral contracts written	$2,832	$3,174	$5,669	$8,956
Cemeteries
Revenue	$822	$787	$2,295	$2,211
Number of cemetery interments	230	233	653	760
Costs and expenses	$845	$900	$2,107	$2,228
Gross margin	$(23)	$(113)	$188	$(17)
Pre-need cemetery contracts written	$366	$356	$938	$1,047

Insurance coverage and long-term asset gain or loss

        The Company purchases insurance coverage for property damage, including damage from wind and flood, subject to separate limits, sub-limits and deductible amounts. The Company, along with its insurance providers, is substantially complete in assessing and estimating the extent of damages and have agreed upon insurance proceeds of $12.7 million. The Company has recorded in funeral costs and expenses, gains of $1.0 million in the 16 weeks ended October 7, 2006 and $1.0 million in the 12 weeks ended June 17, 2006 from the write-off of identified partially, and fully damaged or abandonded buildings and contents.

        The Company has initiated or completed much of the damage repairs. During the 16 weeks ended October 7, 2006, the Company recorded an additional expense of $0.6 million reflecting a higher deductible under its insurance policy and higher other expenses not reimbursed under the insurance policy.

        The Company has business interruption insurance that allows the recovery of operating costs and lost profits. During the 16 weeks ended October 7, 2006, the Company recorded as funeral revenue $1.6 million from settlement of the Hurricane Katrina business interruption insurance claim.

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

        The transaction is in the final stages of regulatory approval and is expected to close before year end.

Tender Offer for Eight Year Senior Unsecured Notes

        On September 7, 2006, the Company commenced a cash tender offer to purchase any and all of its outstanding $200,000,000 aggregate principal amount of Eight Year Senior Unsecured Notes, pursuant to an Offer to Purchase and Consent Solicitation Statement dated September 7, 2006. Currently, 100% of the outstanding principal amount of the Eight Year Senior Unsecured Notes has been validly tendered and not withdrawn. The tender offer for the Eight Year Senior Unsecured Notes is set to expire in coordination with SCI's acquisition of the Company. If any of the Eight Year Senior Unsecured Notes are withdrawn prior to the expiration of the tender offer, the Company has also received the requisite consents to adopt the proposed amendments to the indenture governing the Eight Year Senior Unsecured Notes to eliminate substantially all of the restrictive covenants contained in the indenture and the Eight Year Senior Unsecured Notes (other than, among other covenants, the covenants to pay interest on, and principal of, the Eight Year Senior Unsecured Notes when due) as well as certain events of default.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Alderwoods Group, Inc., a Delaware corporation ("Alderwoods Group" and, together with its subsidiaries unless the context otherwise requires, the "Company"), is the second largest operator of funeral homes and cemeteries in North America based on total revenue and number of locations. As of October 7, 2006, the Company operated 578 funeral homes, 70 cemeteries and 63 combination funeral homes and cemeteries throughout North America. As of October 8, 2005, the Company operated 613 funeral homes, 72 cemeteries and 60 combination funeral homes and cemeteries throughout North America.

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

Critical Accounting Policies

        Accounting policies that the Company believes are both most important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgments are described under Item 7. "—Management's Discussion and Analysis of Financial Condition and Results of Operations" in Alderwoods Group's Annual Report on Form 10-K for the 52 weeks ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission ("SEC") and in Note 2 included in Item 1 of Part I of this Quarterly Report on Form 10-Q. Aside from the adoption of SFAS 123R as described in Note 2 included in Item 1 of Part I of this Quarterly Report on Form 10-Q, there have been no changes to the Company's critical accounting policies in the 16 and 40 weeks ended October 7, 2006.

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

Hurricane Katrina

        During the 52 weeks ended December 31, 2005, some of the Company's operations were affected by Hurricane Katrina. The Company operated 30 funeral homes, four cemeteries and a limousine company in those areas of Louisiana and Mississippi that were affected by the hurricane on August 29, 2005. The Company experienced some damage at all of these locations. Of the 30 funeral homes, seven experienced significant damage, were not in operation at the end of the 2005 fiscal year and will not reopen. All four cemeteries are in operation. The New Orleans limousine company that had provided services both to the Company's funeral operations and other third-parties experienced significant damage to its fleet of vehicles and did not resume operations.

        The Company is using its existing operating facilities to provide services to customers normally served by the Company's closed locations.

        The Company purchases insurance coverage for property damage, including damage from wind and flood, subject to separate limits, sub-limits and deductible amounts. The Company, along with its insurance providers, is substantially complete in assessing and estimating the extent of damages and have agreed upon insurance proceeds of $12.7 million. The Company has recorded in funeral costs and expenses, gains of $1.0 million in the 16 weeks ended October 7, 2006 and $1.0 million in the 12 weeks ended June 17, 2006 from the write-off of identified partially, and fully damaged or abandonded buildings and contents.

        The Company has initiated or completed much of the damage repairs. During the 16 weeks ended October 7, 2006, the Company recorded an additional expense of $0.6 million reflecting a higher deductable under its insurance policy and higher other expenses not reimbursed under the insurance policy.

        The Company has business interruption insurance that allows the recovery of operating costs and lost profits. During the 16 weeks ended October 7, 2006, the Company recorded as funeral revenue $1.6 million from settlement of the Hurricane Katrina business interruption insurance claim.

        Additional information regarding Hurricane Katrina is provided in Note 12 to the Company's interim consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

16 weeks ended October 7, 2006 Compared to 16 weeks ended October 8, 2005

        Detailed below are the operating results of the Company for the 16 weeks ended October 7, 2006 and October 8, 2005. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of revenue.

	16 weeks ended
	October 7, 2006	October 8, 2005	October 7, 2006	October 8, 2005
	(in thousands)	(in thousands)	(percentages)	(percentages)
Revenue
Funeral	$139,367	$133,158	61.3	62.0
Cemetery	55,769	52,519	24.5	24.5
Insurance	32,287	29,105	14.2	13.5

Total	$227,423	$214,782	100.0	100.0

Gross margin
Funeral	$25,513	$16,231	18.3	12.2
Cemetery	7,543	5,317	13.5	10.1
Insurance	1,859	1,353	5.8	4.6

Total	34,915	22,901	15.4	10.7

Expenses
General and administrative	24,831	19,192	10.9	8.9
Provision for asset impairment	588	254	0.3	0.1

Income from operations	9,496	3,455	4.2	1.7
Interest on long-term debt	8,554	8,967	3.8	4.2
Other expense (income), net	(347)	(68)	(0.2)	0.0

Income before income taxes	1,289	(5,444)	0.6	(2.5)
Income taxes	486	(12,349)	0.2	(5.7)

Income from continuing operations	$803	$6,905	0.4	3.2

        Other information from continuing operations for the 16 weeks ended October 7, 2006, and 16 weeks ended October 8, 2005, is summarized in the following table:

16 weeks ended October 7, 2006 and 16 weeks ended October 8, 2005

Continuing Operations:	October 7, 2006	October 8, 2005	Increase (decrease)
			(amount)	(percentages)
Funeral—Other Information
Number of funeral services performed	31,884	32,368	(484)	(1.5)
Number of same site funeral services performed	31,788	31,873	(85)	(0.3)
Average revenue per funeral service	$4,371	$4,114	$257	6.2
Same site average revenue per funeral service	$4,329	$4,104	$225	5.5
Pre-need funeral contracts written (in millions)	$59.3	$59.7	$(0.4)	(0.7)
Pre-need funeral conversion (percentages)	26	27		(1)
Cemetery—Other Information
Number of cemetery interments	13,122	13,763	(641)	(4.7)
Pre-need cemetery contracts written (in millions)	$28.9	$28.9	$0.0	0.0

Continuing Operations

        Consolidated revenue of $227.4 million for the 16 weeks ended October 7, 2006, increased by $12.6 million, or 5.9%, compared to the corresponding period in 2005, reflecting increases in all three of the Company's business segments. Consolidated gross margin as a percentage of revenue increased to 15.4% for the 16 weeks ended October 7, 2006, compared to 10.7% from the comparative period in 2005.

        Funeral revenue of $139.4 million for the 16 weeks ended October 7, 2006, increased by $6.2 million, or 4.7%, compared to $133.2 million for the corresponding period in 2005. A decrease in the number of funeral services performed was partially offset by an increase of $257, or 6.2%, in average revenue per funeral service performed. The number of funeral services performed during the 16 weeks ended October 7, 2006 decreased by 1.5% from the corresponding period in 2005. The increase in average revenue per funeral service performed was achieved through adjusting the pricing and mix of merchandise and services offered to customer families designed to both meet customer family needs and to increase average revenues and included $1.6 million from settlement of the Hurricane Katrina business interruption insurance claim.

        Included in the funeral revenue for the 16 weeks ended October 7, 2006 is $7.0 million from 1,478 funeral services performed in New Orleans, Louisiana and on the Gulf Coast of Mississippi and $1.6 million from settlement of the Hurricane Katrina business interruption insurance claim compared to $7.3 million of funeral revenue from 1,570 funeral services performed for the 16 weeks ended October 8, 2005. The Company's funeral operations in these areas were significantly affected by Hurricane Katrina.

        On a same site basis, funeral revenue was $137.7 million for the 16 weeks ended October 7, 2006, compared to $130.9 million for the corresponding period in 2005. Same site calls decreased by 85 or 0.3% compared to the comparative period in 2005. This was offset by an increase in same site average revenue per funeral service of $225 or 5.5% compared to the comparative period in 2005.

        The number of cremation services performed as a percentage of total services performed increased to 38.4% for the 16 weeks ended October 7, 2006, compared to 36.7% for the corresponding period in 2005, consistent with national trends. The number of cremation services performed may impact funeral revenue, as the average revenue per cremation service is typically lower than the average revenue for a traditional funeral service.

        Funeral gross margin as a percentage of revenue increased to 18.3% for the 16 weeks ended October 7, 2006, compared to 12.2% for the corresponding period in 2005. The gross margin in 2006 included a $1.0 million gain related to the insurance settlement for partially destroyed properties and $1.6 million from settlement of the Hurricane Katrina business interruption claim. Also contributing to the increase over the comparative period are (i) a $2.7 million accrual for an expected insurance deductible and expenses not expected to be reimbursed under the Company's insurance policy for damages at locations affected by Hurricane Katrina in the comparative period, and (ii) a $1.3 million accrual for litigation claims in the comparative period.

        Pre-need funeral contracts written for the 16 weeks ended October 7, 2006, were $59.3 million, compared to $59.7 million for the corresponding period in 2005. The Company is continuing its program to increase pre-need sales. For the 16 weeks ended October 7, 2006, 26% of the funeral services performed were derived from the pre-need backlog, a decrease of 1% from the comparative period in 2005. The Company manages the cash impact of its pre-need funeral sales program primarily by offsetting direct costs, including commissions paid to counselors, with either general agency commissions received from third party and related insurance companies or amounts not required to be trusted. Pre-need funeral sales are important, because over time, they build the foundation for future funeral revenue and generate positive cash flow when the funeral service is performed.

        Cemetery revenue of $55.8 million for the 16 weeks ended October 7, 2006, was $3.3 million, or 6.2%, higher than cemetery revenue for the corresponding period in 2005, primarily due to increased revenue from both at-need sales and recognized pre-need space sales.

        Cemetery gross margin as a percentage of revenue increased to 13.5% for the 16 weeks ended October 7, 2006, compared to 10.1% for the corresponding period in 2005, primarily due to increased revenue recognized from pre-need space sales offset by lower facility costs of $0.7 million and decreased wage and benefit costs of $1.1 million.

        Pre-need cemetery contracts written for both the 16 weeks ended October 7, 2006, and the corresponding period in 2005, were $28.9 million. Pre-need cemetery sales may initially decrease cash flows if the amount of cash initially collected is insufficient to cover the amount required to be trusted, sales commissions, and other direct costs paid out. However, this initial net cash flow impact is not significant, as the Company sets minimum down payments, maximum terms and sales commission rates to maximize cash flow. The Company believes that pre-need cemetery sales are important, because over time, they generate positive cash flow and build the foundation for future cemetery revenue.

        Insurance revenue for the 16 weeks ended October 7, 2006, increased $3.2 million, or 10.9%, compared to the corresponding period in 2005, primarily due to increased insurance premiums of $2.3 million and increased investment income of $0.9 million. Insurance premium revenue is dependent on the level of pre-need funeral contracts written over time that are funded by the Company's insurance subsidiary. Insurance production represents the insurance segment's participation in the Company's pre-need funeral contracts and for the 16 weeks ended October 7, 2006 was $42.1 million compared to $37.9 million for the corresponding period in 2005. Insurance gross margin as a percentage of revenue increased to 5.8% for the 16 weeks ended October 7, 2006, compared to 4.6% for the corresponding period in 2005.

        General and administrative expenses for the Company for the 16 weeks ended October 7, 2006, were $24.8 million, or 10.9% of consolidated revenue, compared to $19.2 million, or 8.9% of consolidated revenue, for the corresponding period in 2005. General and administrative expenses included the following items affecting the comparison of the 16 weeks ended October 7, 2006 to the 16 weeks ended October 8, 2005:

	16 weeks ended
	October 7, 2006	October 8, 2005
	(in millions)
Legal expenses related to Funeral Consumers Alliance litigation	$1.3	$—
Legal and other expenses related to the proposed Service Corporation International merger agreement	6.1	—
Equity incentive plan stock based compensation expense related to stock options and restricted stock units	1.1	—
Increased Canadian dollar based support centre expenses due to foreign exchange	1.5	—
Decrease in incentive bonus expense	(2.0)	—
Reduced expected audit expenses	(1.4)	—

        Included in general and administrative expenses for the 16 weeks ended October 7, 2006 was $1.1 million of stock based compensation expense from stock options and restricted stock units resulting from the adoption of SFAS 123R using the modified prospective method. For the 16 weeks ended October 8, 2005, the Company applied APB No. 25 and related interpretations to account for stock based compensation and no stock based compensation expense was recognized.

        In accordance with FAS 142, the Company undertook its annual goodwill impairment review during the 16 weeks ended October 7, 2006. Goodwill impairment is deemed to exist, and must then be further assessed, if a reporting unit's carrying amount exceeds its estimated fair value. The Company's reporting units are funeral, cemetery and insurance, which are consistent with the Company's operating segments. All of the Company's goodwill is recorded in the funeral reporting unit. As a result of the Company's annual goodwill impairment review which included analysis based on the proposed sale of the Company, there was no indication of goodwill impairment, as the estimated fair value of the reporting unit exceeded its carrying amount as of October 7, 2006.

        From 2003 to 2005 the Company had a long term incentive plan for its executive officers based on Company performance targets for which an expense of $1.4 million was recorded in general and administrative expenses for the 16 weeks ended October 8, 2005. In July, 2005 the Company adopted the 2005-2007 Executive Strategic Incentive Plan, a stock price based incentive plan for its executive officers. This stock price based incentive plan is accounted for under SFAS 123R as a liability based award, resulting in the measurement of the estimated fair value at each reporting date. On adoption of SFAS 123R, the Company recorded a cumulative effect of change in accounting principle as of January 1, 2006 of $1.2 million based on a estimated fair value of $6.6 million as at January 1, 2006. On October 7, 2006, additional compensation expense of $1.5 million was recorded for the 16 weeks ended October 7, 2006 based on estimated fair value of $11.2 million as at October 7, 2006.

        Interest expense on long-term debt for the 16 weeks ended October 7, 2006, was $8.6 million, reflecting the effect of principal repayments and lower interest rates compared to interest expense of $9.0 million in the corresponding period in 2005, as detailed in the following table:

	16 weeks ended
	October 7, 2006	October 8, 2005
	(in millions)
Interest on long-term debt	$8.0	$8.1
Amortization of debt issue costs	0.6	0.9

Total interest on long-term debt and refinancing costs	$8.6	$9.0

        Income tax expense for the 16 weeks ended October 7, 2006 was $0.5 million compared to a recovery of $12.3 million for the corresponding period in 2005. The Company's financial statement effective tax rate for the 16 weeks ended October 7, 2006 was 37.7%. The effective tax rate will vary from the statutory rate because, (i) stock option compensation expense recorded as a result of the adoption of SFAS 123R is a permanent difference in certain jurisdictions, (ii) costs related to the proposed transaction with SCI have not been deducted, (iii) the realization of the benefits of the tax assets that had a corresponding valuation allowance established on January 2, 2002 will result in a reduction to goodwill established on January 2, 2002, (iv) the realization of tax assets that had a corresponding valuation allowance established after January 2, 2002 will result in a benefit, (v) losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions, and (vi) adjustments to and settlements of tax contingencies are recorded.

        Income tax expense for the 16 weeks ended October 8, 2005 included the non-cash resolution of an outstanding tax liability, reducing income tax expense by $12.6 million.

        At December 31, 2001, the Company had accrued $57.1 million of reorganization costs related to costs incurred during its predecessor's reorganization, as well as costs incurred in connection with the actual emergence from reorganization proceedings and various related activities. As of October 7, 2006, the balance of $0.9 million of reorganization costs, primarily consisting of an accrual for a legal fee reimbursement, has been included in accounts payable and accrued liabilities.

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

        As of October 8, 2005, the Company had completed the strategic market rationalization program except for one cemetery which was classified back to continuing operations during the 16 and 40 weeks ended October 8, 2005.

40 weeks ended October 7, 2006 Compared to 40 weeks ended October 8, 2005

        Detailed below are the operating results of the Company for the 40 weeks ended October 7, 2006 and October 8, 2005. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of revenue.

	40 weeks ended
	October 7, 2006	October 8, 2005	October 7, 2006	October 8, 2005
	(in thousands)	(in thousands)	(percentages)	(percentages)
Revenue
Funeral	$368,020	$367,672	63.3	63.9
Cemetery	135,105	134,737	23.2	23.4
Insurance	78,559	73,076	13.5	12.7

Total	$581,684	$575,445	100.0	100.0

Gross margin
Funeral	$71,383	$66,215	19.4	18.0
Cemetery	18,440	17,711	13.6	13.1
Insurance	3,941	3,466	5.0	4.7

Total	93,764	87,392	16.1	15.2

Expenses
General and administrative	57,388	31,539	9.9	5.5
Provision for asset impairment	588	(1,373)	0.1	(0.2)

Income from operations	35,788	57,226	6.1	9.9
Interest on long-term debt	21,503	23,495	3.7	4.1
Other expense (income), net	(221)	(5,910)	0.0	(1.0)

Income before income taxes	14,506	39,641	2.4	6.8
Income taxes	7,804	5,844	1.3	1.0

Income from continuing operations	$6,702	$33,797	1.1	5.8

        Other information from continuing operations for the 40 weeks ended October 7, 2006, and 40 weeks ended October 8, 2005, is summarized in the following table:

40 weeks ended October 7, 2006 and 40 weeks ended October 8, 2005

			Increase (decrease)
Continuing Operations:	October 7, 2006	October 8, 2005
			(amount)	(percentages)
Funeral—Other Information
Number of funeral services performed	85,134	89,103	(3,969)	(4.5)
Number of same site funeral services performed	84,857	86,938	(2,081)	(2.4)
Average revenue per funeral service	$4,323	$4,126	$197	4.8
Same site average revenue per funeral service	$4,306	$4,125	$181	4.4
Pre-need funeral contracts written (in millions)	$144.8	$150.0	$(5.2)	(3.5)
Pre-need funeral conversion (percentages)	27	27	—	—

Cemetery—Other Information
Number of cemetery interments	34,179	36,264	(2,085)	(5.7)
Pre-need cemetery contracts written (in millions)	$74.0	$74.6	$(0.6)	(0.8)

Continuing Operations

        Consolidated revenue of $581.7 million for the 40 weeks ended October 7, 2006 increased by $6.2 million, or 1.1%, compared to the corresponding period in 2005, reflecting an increase in insurance revenue. Consolidated gross margin as a percentage of revenue increased to 16.1% for the 40 weeks ended October 7, 2006, from 15.2% for the corresponding period in 2005.

        Funeral revenue of $368.0 million for the 40 weeks ended October 7, 2006, increased by $0.3 million, or 0.1%, compared to $367.7 million for the corresponding period in 2005, primarily as a result of a decrease in the number of funeral services performed partially offset by an increase of $197, or 4.8%, in average revenue per funeral service performed. The number of funeral services performed during the 40 weeks ended October 7, 2006 decreased by 4.5% from the corresponding period in 2005. The increase in average revenue per funeral service performed was achieved through adjusting the pricing and mix of merchandise and services offered to customer families designed to both meet customer family needs and to increase average revenues.

        Included in the funeral revenue for the 40 weeks ended October 7, 2006 is $21.1 million from 4,168 funeral services performed in New Orleans, Louisiana and on the Gulf Coast of Mississippi compared to $21.7 million of funeral revenue from 4,649 funeral services performed for the 40 weeks ended October 8, 2005. The Company's funeral operations in these areas were significantly affected by Hurricane Katrina.

        On a same site basis, funeral revenue was $365.4 million for the 40 weeks ended October 7, 2006, an increase of $6.8 million or 1.9% compared to the corresponding period in 2005. Same site calls decreased by 2,081 or 2.4% compared to the comparative period. This was offset by an increase in same site average revenue per funeral service of $181 or 4.4% compared to the comparative period in 2005.

        The number of cremation services performed as a percentage of total services performed increased to 37.8% for the 40 weeks ended October 7, 2006, compared to 36.4% for the corresponding period in 2005, consistent with national trends. The number of cremation services performed may impact funeral revenue, as the average revenue per cremation service is typically lower than the average revenue for a traditional funeral service.

        Funeral gross margin as a percentage of revenue increased to 19.4% for the 40 weeks ended October 7, 2006, compared to 18.0% for the corresponding period in 2005. The increase in gross margin was primarily due to recording in funeral costs and expenses gains of $1.0 million in the 16 weeks ended October 7, 2006 and $1.0 million in the 12 weeks ended June 17, 2006 from the insurance negotiations of fully or partially destroyed buildings and contents and $1.6 million from settlement of the Hurricane Katrina business interruption claim. Offsetting these amounts in the comparative period are (i) a $2.7 million accrual for an expected insurance deductible and expenses not expected to be reimbursed under the Company's insurance policy for damages at locations affected by Hurricane Katrina, and (ii) a $1.3 million accrual for litigation claims.

        Pre-need funeral contracts written for the 40 weeks ended October 7, 2006, were $144.8 million, compared to $150.0 million for the corresponding period in 2005. The Company is continuing its program to increase pre-need sales. For the 40 weeks ended October 7, 2006, 27% of the funeral services performed were derived from the pre-need backlog, consistent with the comparative period in 2005. The Company manages the cash impact of its pre-need funeral sales program primarily by offsetting direct costs, including commissions paid to counselors, with either general agency commissions received from third party and related insurance companies or amounts not required to be trusted. Pre-need funeral sales are important, because over time, they build the foundation for future funeral revenue and generate positive cash flow when the funeral service is performed.

        Cemetery revenue of $135.1 million for the 40 weeks ended October 7, 2006, was $0.4 million, or 0.3%, higher than cemetery revenue for the corresponding period in 2005, primarily due to increased revenue recognized from pre-need space sales.

        Cemetery gross margin as a percentage of revenue increased to 13.6% for the 40 weeks ended October 7, 2006, compared to 13.1% for the corresponding period in 2005.

        Pre-need cemetery contracts written for the 40 weeks ended October 7, 2006, were $74.0 million, compared to $74.6 million for the corresponding period in 2005. Pre-need cemetery sales may initially decrease cash flows if the amount of cash initially collected is insufficient to cover the amount required to be trusted, sales commissions, and other direct costs paid out. However, this initial net cash flow impact is not significant, as the Company sets minimum down payments, maximum terms and sales commission rates to maximize cash flow. The Company believes that pre-need cemetery sales are important, because over time, they generate positive cash flow and build the foundation for future cemetery revenue.

        Insurance revenue for the 40 weeks ended October 7, 2006, increased $5.5 million, or 7.6%, compared to the corresponding period in 2005, primarily due to increases in premiums of $3.8 million and increased investment income of $2.2 million. Insurance premium revenue is dependent on the level of pre-need funeral contracts written over time that are funded by the Company's insurance subsidiary. Insurance production represents the insurance segment's participation in the Company's pre-need funeral contracts and for the 40 weeks ended October 7, 2006 was $102.6 million compared to $101.9 million for the corresponding period in 2005. Insurance gross margin as a percentage of revenue increased to 5.0% for the 40 weeks ended October 7, 2006, compared to 4.7% for the corresponding period in 2005.

        General and administrative expenses for the Company for the 40 weeks ended October 7, 2006, were $57.4 million, or 9.9% of consolidated revenue, compared to $31.5 million, or 5.5% of consolidated revenue, for the corresponding period in 2005. General and administrative expenses included the following items affecting the comparison of the 40 weeks ended October 7, 2006 to the 40 weeks ended October 8, 2005:

	40 weeks ended
	October 7, 2006	October 8, 2005
	(in millions)
Legal expenses related to Funeral Consumers Alliance litigation	$2.8	$—
Legal and other expenses related to the proposed Service Corporation International merger agreement	8.9	—
Equity incentive plan stock based compensation expense related to stock options and restricted stock units	2.7	—
Increase in long term executive incentive expense	1.6	—
Increased Canadian based support centre expenses due to foreign exchange	3.7	—
Decrease in retirement allowance accrual	(0.7)	—
Decrease in incentive bonus expense	(2.6)	—
Reduced expected audit expenses	(1.0)	—
Reduction in accrual on settlement of US trustee bankruptcy fee	—	(0.9)
Recovery of corporate receivable previously fully reserved against	—	(10.9)

        Included in general and administrative expenses for the 40 weeks ended October 7, 2006 was $2.7 million of stock based compensation expense from stock options and restricted stock units resulting from the adoption of SFAS 123R using the modified prospective method. For the 40 weeks ended

October 8, 2005, the Company applied APB No. 25 and related interpretations to account for stock based compensation and no stock based compensation expense was recognized.

        From 2003 to 2005 the Company had a long term incentive plan for its executive officers based on Company performance targets for which an expense of $2.7 million was recorded in general and administrative expenses for the 40 weeks ended October 8, 2005. In July, 2005 the Company adopted the 2005-2007 Executive Strategic Incentive Plan, a stock price based incentive plan for its executive officers. This stock price based incentive plan is accounted for under SFAS 123R as a liability based award, resulting in the measurement of the estimated fair value at each reporting date. On adoption of SFAS 123R, the Company recorded a cumulative effect of change in accounting principle as of January 1, 2006 of $1.2 million based on a estimated fair value of $6.6 million as at January 1, 2006. On October 7, 2006, additional compensation expense of $4.4 million was recorded for the 40 weeks ended October 7, 2006 based on estimated fair value of $11.2 million as at October 7, 2006.

        Interest expense on long-term debt for the 40 weeks ended October 7, 2006, was $21.5 million, reflecting the effect of principal repayments and lower interest rates compared to $23.5 million interest expense and tender premium in the corresponding period in 2005, as detailed in the following table:

	40 weeks ended
	October 7, 2006	October 8, 2005
	(in millions)
Interest on long-term debt	$20.1	$20.6
Amortization of debt issue costs	1.4	2.6
Tender premium on the repurchase of the 12.25% Senior Unsecured Notes due in 2009	—	0.3

Total interest on long-term debt and refinancing costs	$21.5	$23.5

        Income tax expense for the 40 weeks ended October 7, 2006 was $7.8 million compared to $5.8 million for the corresponding period in 2005. The Company's financial statement effective tax rate for the 40 weeks ended October 7, 2006 was 53.8%. The effective tax rate will vary from the statutory rate because, (i) stock option compensation expense recorded as a result of the adoption of SFAS 123R is a permanent difference in certain jurisdictions, (ii) costs related to the proposed transaction with SCI have not been deducted, (iii) the realization of the benefits of the tax assets that had a corresponding valuation allowance established on January 2, 2002 will result in a reduction to goodwill established on January 2, 2002, (iv) the realization of tax assets that had a corresponding valuation allowance established after January 2, 2002 will result in a benefit, and (v) losses incurred in certain jurisdictions may not offset the tax expense in profitable jurisdictions.

        Income tax expense for the 40 weeks ended October 8, 2005 included the non-cash resolution of an outstanding tax liability, reducing income tax expense by $12.1 million.

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

        As of October 8, 2005, the Company had completed the strategic market rationalization program except for one cemetery which was classified back to continuing operations during the 16 and 40 weeks ended October 8, 2005.

Pre-need Funeral and Cemetery Backlog for Continuing Operations

        The Company's backlog represents pre-need funeral and cemetery arrangements with customer families. These arrangements are subject to trust or insurance funding requirements. The activities in the Company's funeral backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

	16 weeks ended		40 weeks ended
	October 7, 2006	October 8, 2005	October 7, 2006	October 8, 2005
	(in thousands)		(in thousands)
Funeral backlog:
Beginning balance	$1,351,045	$1,307,643	$1,336,828	$1,279,964
Sales, net of cancellations	54,733	50,835	81,201	133,760
Maturities	(32,402)	(34,475)	(107,793)	(102,675)
Net increase in insurance benefits and earnings realized on funeral trust balances	6,937	9,634	14,599	16,047
Change in cancellation reserve	(3,047)	(2,829)	(1,357)	2,566
Other	(394)	2,378	(1,341)	3,524

Ending balance	$1,376,870	$1,333,186	$1,376,870	$1,333,186

Trust funded	$344,222	$349,972	$344,222	$349,972
Third party insurance companies	654,309	662,745	654,309	662,745
Subsidiary insurance company	378,619	320,469	378,619	320,469

	$1,376,870	$1,333,186	$1,376,870	$1,333,186

        The activities in the Company's cemetery backlog, excluding the effects of unrealized gains and losses on trust investments, were as follows:

	16 weeks ended		40 weeks ended
	October 7, 2006	October 8, 2005	October 7, 2006	October 8, 2005
	(in thousands)		(in thousands)
Cemetery backlog:
Beginning balance	$284,062	$270,650	$276,755	$262,825
Sales, net of cancellations	23,337	26,842	66,470	69,809
Maturities	(26,841)	(26,006)	(66,236)	(67,713)
Earnings realized on cemetery trust balances	3,888	4,243	7,096	8,956
Change in cancellation reserve	(2,511)	270	(2,150)	2,122
Other	—	(1,709)	—	(1,709)

Ending balance	$281,935	$274,290	$281,935	$274,290

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

        Net cash from continuing operating activities was $22.1 million for the 16 weeks ended October 7, 2006, compared to $45.8 million for the corresponding period in 2005. The decrease is due primarily to an $11.5 million settlement of an outstanding corporate receivable received in the corresponding period in 2005 and $7.3 million in withdrawals of excess funds from funeral and cemetery trusts in the corresponding period in 2005.

        Net cash from continuing operating activities was $62.5 million for the 40 weeks ended October 7, 2006, compared to $116.8 million for the corresponding period in 2005. The decrease is primarily due to an $11.5 million settlement of an outstanding corporate receivable received in the corresponding period in 2005 and $25.4 million in withdrawals of excess funds from funeral and cemetery trusts in the corresponding period in 2005.

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

        Net cash used in continuing investing activities was $28.2 million for the 16 weeks ended October 7, 2006, compared to $29.8 million for the corresponding period in 2005.

        Net cash used in continuing investing activities was $53.1 million for the 40 weeks ended October 7, 2006, compared to $52.7 million for the corresponding period in 2005.

        Net cash provided by continuing financing activities was $6.2 million for the 16 weeks ended October 7, 2006 reflecting net borrowings during the period, compared to $21.7 million use of cash for the corresponding period in 2005. The net change of $27.9 million was due primarily to net debt borrowings during the 16 weeks ended October 7, 2006, and by net debt repayments of $6.2 million compared to the corresponding period in 2005.

        Net cash used in continuing financing activities was $8.2 million for the 40 weeks ended October 7, 2006, compared to $74.3 million for the corresponding period in 2005. The decrease of $66.1 million was primarily due to lower repayments of debt during the 40 weeks ended October 7, 2006, compared to the corresponding period in 2005.

Long-Term Indebtedness

        The change in the Company's carrying amounts of long-term indebtedness is as follows:

Issue	Long-Term Indebtedness Carrying Value December 31, 2005	Net increase (decrease)	Long-Term Indebtedness Carrying Value October 7, 2006
	(in millions)	(in millions)	(in millions)
Revolving Credit Facility	$4.0	$3.0	$7.0
Senior secured Term Loan B due in 2009	161.7	(10.0)	151.7
7.75% Senior unsecured notes due in 2012	200.0	—	200.0
Promissory notes and capitalized obligations (a)	7.7	(1.9)	5.8

Carrying amounts	$373.4	$(8.9)	$364.5

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

        Financial covenants under the Credit Agreement require the Company to maintain a minimum interest coverage ratio and fixed charge coverage ratio, and not to exceed a maximum leverage ratio. As of October 7, 2006, the Company met all of the financial covenants required by the Credit Agreement.

Contractual Obligations and Commercial Commitments

        The following table details the Company's contractual obligations of continuing operations as of October 7, 2006. Significant changes to long-term debt are discussed above under "Long-Term Indebtedness."

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Long-term debt (a)	$358,682	$—	$158,682	$—	$200,000
Interest obligation on long-term debt	135,709	26,349	52,036	42,843	14,481
Promissory notes and capitalized obligations (a) (b)	5,783	2,180	1,748	359	1,496
Operating leases (c)	35,674	6,553	9,109	6,265	13,747

Total	$535,848	$35,082	$221,575	$49,467	$229,724

(a)
See Note 3 to the Company's interim consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

(b)
Promissory notes and capitalized obligations include amounts payable under non-competition agreements and capitalized lease obligations.

(c)
Operating leases are primarily for premises and automobiles and expire over the next one to 28 years.

        In addition to the operating leases noted in the table above, as of October 7, 2006, the Company leased approximately 1,136 vehicles under a master operating lease agreement, which has a minimum lease term of 12 months. The Company's practice is to continue these leases on a month-to-month basis after the expiry of the minimum lease term. Lease payments for these vehicles are projected to be $8.4 million over the next 12 months.

        The Company issues purchase orders for the supply of goods and services for its operations. As of October 7, 2006, there were no significant or unusual purchase orders outstanding. The Company entered into agreements with certain suppliers of funeral and cemetery merchandise, and office supplies to obtain volume discounts. However, none of these agreements have committed purchase quantities or prices.

        The following table details the Company's commercial commitments as of October 7, 2006.

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

        At October 7, 2006, the aggregate fair value of the Company's forward foreign currency exchange contracts and foreign currency option contracts was an asset of $0.6 million. There has been no material change in the Company's forward foreign currency exchange contract and foreign currency option commitments, which are described under Item 7A. "— Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the 52 weeks ended December 31, 2005, as filed with the SEC.

Off-Balance Sheet Arrangements

        Off-balance sheet arrangements as of October 7, 2006, consist of operating leases noted above under "Contractual Obligations and Commercial Commitments".

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

	16 weeks ended		40 weeks ended
	October 7, 2006	October 8, 2005	October 7, 2006	October 8, 2005
	(millions of dollars)		(millions of dollars)
EBITDA from continuing operations before cumulative effect of change in accounting principle:
Income from continuing operations	$0.8	$6.9	$6.7	$33.8
Income taxes	0.5	(12.4)	7.8	5.8
Interest on long-term debt and refinancing costs	8.6	9.0	21.5	23.5
Depreciation	14.0	13.8	33.2	34.9
Provision for asset impairment	0.5	0.3	0.6	(1.4)

EBITDA from continuing operations	$24.4	$17.6	$69.8	$96.6

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

        The Company's insurance subsidiary is subject to certain state regulations that restrict distributions, loans and advances from the subsidiary to the Company and its other subsidiaries. The cash flow provided by operations of the insurance subsidiary for the 16 and 40 weeks ended October 7, 2006, was approximately $15.7 million and $34.1 million, respectively, all of which premiums have been used for net purchases of insurance invested assets.

Operating Locations

        The Company's number of operating locations by country, state and province as of October 7, 2006, and the overall totals as of October 7, 2006, and December 31, 2005, are summarized in the table below.

	Number of Operating Locations
				Total Number of Operating Locations
Country, State/Province	Funeral	Cemetery	Combination
Canada
British Columbia	17	—	1	18
Alberta	11	—	—	11
Saskatchewan	22	—	—	22
Manitoba	3	1	2	6
Ontario	22	—	—	22
Quebec	14	—	—	14
Nova Scotia	6	—	—	6

Total Canadian	95	1	3	99
United States
Alabama	7	—	1	8
Alaska	3	—	—	3
Arizona	5	—	1	6
Arkansas	3	—	—	3
California	44	1	6	51
Colorado	3	1	1	5
Connecticut	1	—	—	1
Florida	32	7	8	47
Georgia	23	5	6	34
Idaho	3	1	—	4
Illinois	6	16	3	25
Indiana	10	4	1	15
Kansas	7	—	—	7
Louisiana	18	1	1	20
Maryland	2	—	—	2
Massachusetts	13	—	—	13
Michigan	12	—	—	12
Minnesota	9	1	1	11
Mississippi	17	1	3	21
Montana	4	—	—	4
Nevada	2	—	1	3
New Hampshire	4	—	—	4
New Mexico	5	—	—	5
New York	36	1	—	37
North Carolina	25	7	4	36
Ohio	13	4	1	18
Oklahoma	18	1	1	20
Oregon	18	1	3	22
Pennsylvania	5	—	—	5
Rhode Island	3	—	—	3
South Carolina	6	3	4	13
Tennessee	31	2	5	38
Texas	52	4	4	60
Virginia	18	—	—	18
Washington	19	3	3	25
West Virginia	3	—	—	3
Puerto Rico	3	5	2	10

Total United States	483	69	60	612

Overall total, as of October 7, 2006	578	70	63	711

Overall total, as of December 31, 2005	594	72	60	726

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding the Company's exposure to certain market risks, see Item 7A. "—Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the 52 weeks ended December 31, 2005, as filed with the SEC. As of October 7, 2006, there were no material changes in such matters disclosed in the Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the Company's principal executive officer (the "CEO"), and the Chief Financial Officer, the Company's principal financial officer (the "CFO"), of the effectiveness of the Company's disclosure controls and procedures as of October 7, 2006. Based on that evaluation, as of the date of the evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

Changes In Internal Controls Over Financial Reporting

        During the 16 weeks ended October 7, 2006, the Company continued implementing a new pre-need trust accounting software system. The implementation has involved changes to processes, and accordingly, has required changes to internal controls.

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

ITEM 6.    EXHIBITS

Exhibit Number	Description

2.1	Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 99.1 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed September 10, 2001)
2.2	Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.2 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.3	Second Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.3 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.4	Order Approving Modification of Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries and Compromise and Settlement of Claims Filed by Thomas Hardy (incorporated by reference to Exhibit 2.4 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.5	Findings of Fact, Conclusions of Law and Order Confirming Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries, As Modified, dated December 5, 2001 (incorporated by reference to Exhibit 2.5 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.6	Final Order dated December 7, 2001 (incorporated by reference to Exhibit 2.6 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.7	Stock Purchase Agreement dated as of June 17, 2004, by and between Citizens Insurance Company of America and Mayflower National Life Insurance Company (incorporated by reference to Exhibit 2.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 26, 2004)
2.8	Agreement and Plan of Merger, dated April 2, 2006, by and among Service Corporation International, Coronado Acquisition Corporation and Alderwoods Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed April 4, 2006)
3.1	Certificate of Incorporation of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
3.2	Bylaws of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-12G/A of Loewen Group International, Inc., SEC File No. 000-33277, filed December 17, 2001)
4.2	Equity Registration Rights Agreement among Alderwoods Group, Inc. and certain holders of Common Stock. (incorporated by reference to Exhibit 4.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)

4.3	Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.4	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed on March 28, 2002)
4.5	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc., and Angelo, Gordon & Co. (incorporated by reference to Exhibit 4.6 to the Form 10-Q of Alderwoods Group, Inc., SEC file No. 000-33277, filed July 24, 2002)
4.6	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual Advisors, LLC (incorporated by reference to Exhibit 4.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.7	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and GSCP Recovery, Inc. and GSC Recovery II, L.P. (incorporated by reference to Exhibit 4.8 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.8	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Oaktree Capital Management, LLC (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.9	Indenture governing the 7 3/4% Senior Unsecured Notes due 2012 (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.1	Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America Securities LLC, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.2	Credit Agreement dated September 17, 2003, among Alderwoods Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 12, 2003)
10.3	Amendment No. 1 dated January 23, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.4	Amendment No. 2 dated August 19, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.5	Amendment No. 3 dated December 3, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed December 8, 2004)
10.6	Amendment No. 4 dated March 18, 2005, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 24, 2005)

*10.7	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.3 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.8	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.7 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
*10.9	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Ross S. Caradonna (incorporated by reference to Exhibit 10.4 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.10	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 1, 2003)
*10.11	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and John S. Lacey (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.12	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Paul A. Houston (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.13	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Aaron Shipper (incorporated by reference to Exhibit 10.1 to Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
*10.14	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Mark W. H. Wilson (incorporated by reference to Exhibit 10.2 to Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
*10.15	Alderwoods Group, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.16	Alderwoods Group, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
*10.17	Alderwoods Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
*10.18	Director Compensation Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
*10.19	Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
*10.20	Amendment to the Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)

*10.21	Alderwoods Support Function Annual Incentive Plan (incorporated by reference to Exhibit 10.19 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2005)
*10.22	Description of Compensation of Directors (incorporated by reference to Exhibit 10.20 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed April 28, 2005)
*10.23	Form of Indemnification Agreement between Alderwoods Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.33 to Form S-1/A of Alderwoods Group, Inc., SEC File No. 333-85316, filed July 25, 2002)
*10.24	2005-2007 Executive Strategic Incentive Plan of Alderwoods Group Canada Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.25	Form of Director Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.7 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.26	Form of Employee Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.8 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.27	Form of Restricted Stock Units Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
*10.28	Performance Plan Definitions and Performance Criteria on the Alderwoods Support Function Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 3, 2006)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*      Indicates management contract or compensatory plan or arrangement.

**    Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALDERWOODS GROUP, INC.
Dated: November 14, 2006	By:	/s/ KENNETH A. SLOAN Kenneth A. Sloan Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 99.1 to the Form 8-K of The Loewen Group Inc.,
SEC File No. 1-12163, filed September 10, 2001)
2.2	Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.2 to the Form 8-K of The Loewen Group Inc.,
SEC File No. 1-12163, filed December 11, 2001)
2.3	Second Modification to the Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries (incorporated by reference to Exhibit 2.3 to the Form 8-K of The Loewen Group Inc.,
SEC File No. 1-12163, filed December 11, 2001)
2.4	Order Approving Modification of Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries and Compromise and Settlement of Claims Filed by Thomas Hardy (incorporated by reference to Exhibit 2.4 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.5	Findings of Fact, Conclusions of Law and Order Confirming Fourth Amended Joint Plan of Reorganization of Loewen Group International, Inc., Its Parent Corporation and Certain of Their Debtor Subsidiaries, As Modified, dated December 5, 2001 (incorporated by reference to Exhibit 2.5 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.6	Final Order dated December 7, 2001 (incorporated by reference to Exhibit 2.6 to the Form 8-K of The Loewen Group Inc., SEC File No. 1-12163, filed December 11, 2001)
2.7	Stock Purchase Agreement dated as of June 17, 2004, by and between Citizens Insurance Company of America and Mayflower National Life Insurance Company (incorporated by reference to Exhibit 2.7 to the Form 10-Q of Alderwoods Group, Inc. SEC File No. 000-33277, filed July 26, 2004)
2.8	Agreement and Plan of Merger, dated April 2, 2006, by and among Service Company International, Coronado Acquisition Corporation and Alderwoods Group, Inc., (incorporated by reference to Exhibit 2.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, Filed April 4, 2006)
3.1	Certificate of Incorporation of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
3.2	Bylaws of Alderwoods Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-12G/A of Loewen Group International, Inc., SEC File No. 000-33277, filed December 17, 2001)
4.2	Equity Registration Rights Agreement among Alderwoods Group, Inc. and certain holders of Common Stock. (incorporated by reference to Exhibit 4.2 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)

4.3	Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
4.4	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.3 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed on March 28, 2002)
4.5	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc., and Angelo, Gordon & Co. (incorporated by reference to Exhibit 4.6 to the Form 10-Q of Alderwoods Group, Inc. SEC File No. 000-33277, filed July 24, 2002)
4.6	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Franklin Mutual Advisors, LLC (incorporated by reference to Exhibit 4.7 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.7	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and GSCP Recovery, Inc. and GSC Recovery II, L.P. (incorporated by reference to Exhibit 4.8 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.8	Waiver of Registration Rights dated June 27, 2002, by and between Alderwoods Group, Inc. and Oaktree Capital Management, LLC (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2002)
4.9	Indenture governing the 7 3/4% Senior Unsecured Notes due 2012 (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.1	Subordinated Bridge Loan Agreement dated January 23, 2004, among Alderwoods Group, Inc., Banc of America Bridge LLC, as administrative agent and initial bridge lender and the other bridge lenders party hereto and Bank of America Securities LLC, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.2	Credit Agreement dated September 17, 2003, among Alderwoods Group, Inc., Bank of America, N.A., as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 12, 2003)
10.3	Amendment No. 1 dated January 23, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.4	Amendment No. 2 dated August 19, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, swing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed November 18, 2004)
10.5	Amendment No. 3 dated December 3, 2004, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed December 8, 2004)
10.6	Amendment No. 4 dated March 18, 2005, to the Credit Agreement among Alderwoods Group, Inc., Bank of America, N.A. as administrative agent, owing line lender, L/C Issuer and other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 24, 2005)

10.7	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Kenneth A. Sloan (incorporated by reference to Exhibit 10.3 to the Form 8-K of Alderwoods Group, Inc.,
SEC File No. 000-33277, filed July 25, 2005)
10.8	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Ellen Neeman (incorporated by reference to Exhibit 10.7 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 16, 2004)
10.9	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Ross S. Caradonna (incorporated by reference to Exhibit 10.4 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.10	Employment Agreement dated January 23, 2003, by and between Alderwoods Group, Inc. and Richard J. Scully (incorporated by reference to Exhibit 10.35 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 1, 2003)
10.11	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and John S. Lacey (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.12	Amended and Restated Employment Agreement dated August 1, 2005, by and between Alderwoods Group Canada Inc. and Paul A. Houston (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.13	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Aaron Shipper (incorporated by reference to Exhibit 10.1 to Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
10.14	Employment Agreement dated May 10, 2005, by and between Alderwoods Group, Inc. and Mark W. H. Wilson (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 12, 2005)
10.15	Alderwoods Group, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
10.16	Alderwoods Group, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
10.17	Alderwoods Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed May 3, 2005)
10.18	Director Compensation Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2002)
10.19	Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.40 to Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 24, 2003)
10.20	Amendment to the Alderwoods Group Canada Inc. 2003-2005 Executive Strategic Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)

10.21	Alderwoods Support Function Annual Incentive Plan (incorporated by reference to Exhibit 10.19 to Form 10-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 28, 2005)
10.22	Description of Compensation of Directors (incorporated by reference to Exhibit 10.20 to the Form 10-Q of Alderwoods Group, Inc., SEC File No. 000-33277, filed April 28, 2005)
10.23	Form of Indemnification Agreement between Alderwoods Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.33 to Form S-1/A of Alderwoods Group, Inc., SEC File No. 333-85316, filed July 25, 2002)
10.24	2005-2007 Executive Strategic Incentive Plan of Alderwoods Group Canada Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.25	Form of Director Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.7 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.26	Form of Employee Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.8 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.27	Form of Restricted Stock Units Agreement (2005 Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed July 25, 2005)
10.28	Performance Plan Definitions and Performance Criteria for the Alderwoods Support Function Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K of Alderwoods Group, Inc., SEC File No. 000-33277, filed March 3, 2006)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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